Form 10-Q
period 1999-09-30
NETTAXI INC
filed 1999-11-15
CIK 1084876

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  September  30,  1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  transition  period  from  ________  to  ________

Commission  file  number:  000-26109

                                   NETTAXI.COM
             (Exact name of registrant as specified in its charter)

                Nevada                                  82-0486102
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

                      1696 Dell Avenue, Campbell, CA  95008
                    (Address of Principal Executive Offices)
                                   (Zip Code)

       Registrant's telephone number, including area code: (408) 879-9880


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

     As of October 31, 1999, the registrant had 21,260,000 shares of common stock, $.001 par value per share, outstanding.

                                        NETTAXI.COM

                                          CONTENTS


                                                                             Page No.
                                                                             -------------

PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets, September 30, 1999 (unaudited)
               and December 31, 1998                                                      3

               Condensed Consolidated Statements of Operations, Three and Nine Months
               Ended September 30, 1999 (unaudited) and
               September 30, 1998 (unaudited)                                             4

               Condensed Consolidated Statements of Shareholders' Equity (Deficiency),
               December 31, 1998 and September 30, 1999 (unaudited)                       5

               Condensed Consolidated Statements of Cash Flows, Nine Months Ended
               September 30, 1999 (unaudited) and September 30, 1998 (unaudited)          6

               Notes to Condensed Consolidated Financial Statements (unaudited)           7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                28

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                         29

Item 2.        Changes in Securities and Use of Proceeds                                 30

Item 3.        Defaults Upon Senior Securities                                           30

Item 4.        Submission of Matters to a Vote of Security Holders                       30

Item 5.        Other Information                                                         30

Item 6.        Exhibits and Reports on Form 8-K                                          31

SIGNATURES                                                                               32

EXHIBIT INDEX                                                                            33

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS.



                                                     NETTAXI.COM
                                        Condensed Consolidated Balance Sheets



                                                                                      December 31,    September 30,
                                                                                          1998            1999
                                                                                     --------------  ---------------
                                                                                                         (unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                                                         $     465,800   $    1,440,500
   Accounts receivable, net of allowance for doubtful accounts of $31,200 and              133,700        1,019,000
    $50,500, respectively
   Prepaid expenses and other assets                                                        16,100           94,000
                                                                                     --------------  ---------------
TOTAL CURRENT ASSETS                                                                       615,600        2,553,500
   Property and equipment, net                                                             255,100        2,070,000
   Intangibles, net                                                                        782,000          629,000
   Deferred expenses                                                                                        709,500
   Deposits-long term                                                                            -           40,400
                                                                                     --------------  ---------------
TOTAL ASSETS                                                                         $   1,652,700   $    6,002,400
                                                                                     ==============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
    Accounts payable                                                                 $     186,900   $    3,196,000
    Accrued expenses                                                                        74,000          885,700
    Income taxes payable                                                                         -          100,000
    Other current liabilities                                                               59,700           40,700
                                                                                     --------------  ---------------
 TOTAL CURRENT LIABILITIES                                                                 320,600        4,222,400
  Long-term liabilities
                                                                                                                  -
    Convertible notes payable                                                                             5,000,000
                                                                                     --------------  ---------------
 TOTAL LIABILITIES                                                                         320,600        9,222,400
    Commitments and contingencies
 SHAREHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding
   Common stock, $.001 par value; 50,000,000 shares authorized; 21,110,000 and
     21,260,000 shares issued and outstanding, respectively                                 10,800           18,000
    Additional paid-in capital                                                           4,777,100        6,954,100
    Accumulated deficit                                                                 (3,455,800)     (10,192,100)
                                                                                     --------------  ---------------
 TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                                 1,332,100       (3,220,000)
                                                                                     --------------  ---------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  (DEFICIENCY)                            $   1,652,700   $    6,002,400
                                                                                     ==============  ===============

**The  accompanying  notes  are  an  integral  part  of  these  financial  statements

                                                     NETTAXI.COM

                                    Condensed Consolidated Statement of Operations
                                                     (Unaudited)


                                          Three Months ended    Three Months ended     Nine Months      Nine months
                                               9/30/98               9/30/99          ended 9/30/98    ended 9/30/99
                                         --------------------  --------------------  ---------------  ---------------
Net Revenues                             $            66,400   $         1,102,500   $      112,800   $    2,980,900
Operating Expenses:
   Cost of operations                                 73,100             1,182,400          122,300        1,914,600
   Sales and marketing                               513,600             2,291,700          655,200        3,132,700
   Research and development                          286,500               855,500          517,800        1,585,200
   General and administrative                        461,100               748,100          655,200        2,756,700
 Total Operating Expenses                          1,334,300             5,077,700        1,950,500        9,389,200
 Loss From Operations                             (1,267,900)           (3,975,200)      (1,837,700)      (6,408,300)
                                         --------------------  --------------------  ---------------  ---------------
   Interest Income                                     2,400                28,800            8,500           68,300
   Interest Expense                                  (17,800)             (147,600)         (68,800)        (299,400)
   Other Income                                                                              28,500
 Loss before income taxes                         (1,283,300)           (4,094,000)      (1,869,500)      (6,639,400)
                                         --------------------  --------------------  ---------------  ---------------
 Income Tax (Expense) Benefit                              -                 4,900             (800)         (96,700)
 Net Loss                                         (1,283,300)           (4,089,100)      (1,870,300)      (6,736,100)
 Net Loss Available to Common            $        (1,283,300)  $        (4,089,100)  $   (1,884,600)  $   (6,736,100)
   Shareholders

Basic and diluted loss per common share  $             (0.09)  $             (0.19)  $        (0.14)  $        (0.32)
 Weighted average common shares                   14,573,976            21,178,333       13,645,853       21,132,778
    outstanding

**The  accompanying  notes  are  an  integral  part  of  these  financial  statements



                                                        NETTAXI.COM
                           Condensed Consolidated Statement of Shareholders' Equity (Deficiency)

                                                             Common Stock


                                                                           Additional Paid-in    Accumulated
                                                        Shares    Amount         Capital           Deficit        Total
                                                      ----------  -------  -------------------  -------------  ------------
Balances, December 31, 1998, (Audited)                14,110,000  $10,800  $         4,777,100  $ (3,455,800)  $ 1,332,100

Issuance of common stock in connection with pooling    7,000,000    7,000                               (200)        6,800

Compensation expense related to options granted                                        634,700                     634,700

Interest expense related to warrants granted                                           361,200                     361,200

Warrants exercised for common stock                      150,000      200            1,181,100                   1,181,300

Net loss                                                                                          (6,736,100)   (6,736,100)
                                                      ----------  -------  -------------------  -------------  ------------

Balances, September 30, 1999 (unaudited)              21,260,000  $18,000  $         6,954,100  $(10,192,100)  $(3,220,000)
                                                      ==========  =======  ===================  =============  ============

**The  accompanying  notes  are  an  integral  part  of  these  financial  statements

                                                  NETTAXI.COM
                                 Condensed Consolidated Statement of Cash Flows
                                                  (Unaudited)



                                                                      Nine Months Ended     Nine Months Ended
                                                                      September 30, 1998    September 30, 1999
                                                                      --------------------  --------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $        (1,870,300)  $        (6,736,100)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on disposal of equipment                                                    (28,500)
Depreciation and amortization                                                    308,600               382,000
Allowance for doubtful accounts                                                                         19,300
Issuance of common stock for interest on convertible notes                        68,800
Issuance of common stock for services and salaries                               142,800
Compensation expense related to options granted                                  855,000               114,900
Interest expense related to warrants granted                                                           171,500
Changes in operating assets and liabilities:
Accounts receivable                                                                 (500)             (904,600)
   Prepaid expenses and other assets                                              12,500               (77,900)
   Accounts payable                                                               66,900             3,009,100
   Accrued expenses                                                               (7,200)              811,700
   Income tax payable                                                               (600)              100,000
   Note payable                                                                   20,000                     -
   Other current liabilities                                                      20,000               (14,000)
                                                                      --------------------  --------------------
NET CASH USED IN OPERATING ACTIVITIES                                           (412,500)           (3,124,100)
                                                                      --------------------  --------------------


CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of equipment                                               34,600
Deposits                                                                                               (40,400)
Capital expenditures                                                             (21,600)           (2,048,900)
                                                                      --------------------  --------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               13,000            (2,089,300)
                                                                      --------------------  --------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible notes payable                                                                            5,000,000
Net proceeds from issuance of preferred stock                                      8,600
Net proceeds from issuance of common stock                                     1,200,100             1,188,100
                                                                      --------------------  --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      1,208,700             6,188,100
                                                                      --------------------  --------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        809,200               974,700
CASH AND CASH EQUIVALENTS, beginning of period                                    49,500               465,800
                                                                      --------------------  --------------------
CASH AND CASH EQUIVALENTS, end of period                             $           858,700   $         1,440,500
                                                                      ====================  ====================

**The  accompanying  notes  are  an  integral  part  of  these  financial  statements

                                   NETTAXI.COM
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     THE  COMPANY

Nettaxi.com (formerly Nettaxi, Inc. and formerly Swan Valley Snowmobiles, Inc.) (the "Company") is a Nevada corporation which was incorporated on October 26, 1995.

On September 29, 1998 the Company completed the acquisition of 100% of the outstanding common stock of Nettaxi OnLine Communities, Inc., a Delaware corporation, and changed its name to Nettaxi, Inc. (now Nettaxi.com). For accounting purposes, the acquisition has been treated as the acquisition of the Company by Nettaxi OnLine Communities, Inc. with Nettaxi OnLine Communities, Inc as the acquiror. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance and related stock split.

As the former shareholders of Nettaxi OnLine Communities, Inc. received 85% of the shares in the Company immediately after the acquisition, the financial statements for the periods prior to the reorganization are those of Nettaxi OnLine Communities, Inc.

Nettaxi OnLine Communities, Inc. was incorporated on October 23, 1997 to capitalize on a significant opportunity that exists today through the convergence of the media and entertainment industries with the vast communications power of the Internet.

Effective May 7, 1999, the Company completed a merger with Plus Net, Inc., a California corporation, by exchanging shares of its common stock for all of the outstanding shares of common stock of Plus Net, Inc.

The Company's Web site, http://www.nettaxi.com, is an online community designed to seamlessly integrate content with e-commerce services for our subscribers, providing comprehensive information about news, sports, entertainment, health, politics, finances, lifestyle, and areas of interest to the growing number of Internet users. Our mission is to establish nettaxi.com as an entry point, or portal, to the Internet by continuing to develop premium online communities, which are both content-rich to our subscribers, the "citizens" of our communities, and provide easy-to-use e-commerce services to businesses which reside in these online communities.

The Company's principal executive offices are located at 1696 Dell Avenue, Campbell, California 95008. The Company's telephone number at this address is
(408)  879-9880.

2.     FINANCIAL  STATEMENT  PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998, include accounts of Nettaxi.com and its subsidiary. All material intercompany balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in opinion of management, necessary to present a fair statement of the results of the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements do not include all footnotes and certain financial statements normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in Nettaxi.com's (formerly Nettaxi, Inc.) Registration Statement on Form S-1 (Registration No. 333-78129) declared effective by the Securities and Exchange Commission on August 13, 1999.

3.     NET  LOSS  PER  COMMON  SHARE

The Company adopted SFAS No. 128, "Computation of Earnings Per Share," during the year ended December 31, 1997. In accordance with SFAS 128 and the SEC Staff Accounting Bulleting No. 98, basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the weighted average number of common shares outstanding for the period included common equivalent shares. Common equivalent shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented.

4.     CONVERTIBLE  NOTES  PAYABLE

On March 31, 1999, the Company entered into a $5,000,000 Convertible Debt Financing Agreement for which proceeds were received in April 1999. The convertible debenture bears interest at 5% and matures on March 31, 2004. The debentures are convertible at the option of the holder into that number of shares of common stock equal to the principal amount of the debentures to be converted including all accrued interest, divided by the conversion price specified in the debentures.

5.     REVENUE  RECOGNITION

The Company's revenues are derived principally from the sale of banner advertisements, the sale of products from its online mall and the hosting of websites for community content and e-commerce partners. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that we have no significant remaining obligations and that collection of the resulting receivable is probable. Advertisers are charged on a per impression or delivery basis up to a maximum as specified in the contract. To date, the duration of the Company's advertising commitments has not exceeded one year. When the Company guarantees a minimum number of impressions or deliveries, revenue is recognized ratably in proportion to the number of impressions or deliveries recorded to the minimum number of impressions and deliveries guaranteed. Product revenue is recognized upon shipment. Hosting revenues are recognized in the period the services are provided.

6.     SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION

The  following  is  supplemental  disclosure  for  the statements of cash flows.

                                                  Nine Months Ended September 30,
                                                           1998      1999
                                                        ----------  ------
Cash Paid:
------------------------------------------------------


Income taxes                                            $    1,400  $1,600
Interest                                                $      100  $2,500

Noncash Investing and Financing Activities:
------------------------------------------------------
Issuance of common stock for convertible notes payable  $1,020,000  $    -
plus accrued interest

Conversion of preferred stock to common stock           $  109,100  $    -

Promissory notes received for common stock subscribed   $   95,000  $    -


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

OVERVIEW

We were incorporated in October 1997 and launched our Web site in July 1998. Located in Campbell, California, we are a developer of commerce-enabled and content-rich communities which offer subscribers, or "citizens", a place to build their home pages or businesses on the Internet.

The Nettaxi.com website, at http://www.nettaxi.com, is structured as a virtual "urban" environment, populated by subscribers referred to as "citizens", that is divided into thematic "communities," and from there into "streets" and "homes." Nettaxi.com provides access to news, entertainment, sports, financial, and travel information and services such as free e-mail, personal home pages, chat and messages.

To date, our revenues have been derived principally from the sale of advertisements. We sell a variety of advertising packages to clients, including banner advertisements, event sponsorships, and targeted and direct response advertisements. Currently, our advertising revenues are derived principally from short-term advertising arrangements, averaging one to six months, in which we guarantee a minimum number of impressions for a fixed fee. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that we have no significant remaining obligations and that collection of the resulting receivable is probable. Payments received from advertisers prior to displaying their advertisements on the site are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impression levels are not met, we defer recognition of the corresponding revenues until guaranteed levels are achieved. We expect to continue to derive the majority of our revenue for the foreseeable future from the sale of advertising space on our Web site.

In the third quarter of 1999, the Company began providing website hosting and internet connectivity services for corporate customers. Our services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and connectivity charges. These "hosting" revenues are recognized in the period the services are provided.

In addition to advertising revenues, we derive other revenues from royalties from the distribution of our CD-ROM tutorial product and our premium account membership subscriptions. Royalty revenues result from relationships with computer manufacturers that bundle and distribute our CD-ROM product with their products. Our membership programs offer premium services for a monthly fee, providing additional services such as unlimited personal e-mail accounts for family or friends, unlimited Nettaxi Site Builder Web pages, themed Web page templates, a personal event calendar, discussion groups, and options to customize personal homepages with pictures, colors and content.

In May 1999, we completed the merger with Plus Net, Inc., a California corporation, which has allowed us to provide our users with a web based e-mail program and a robust meta search engine. Plus Net also has an e-commerce processing engine which enables the acceptance and processing of online credit card transactions. We believe this merger also enhances our electronic commerce and advertising opportunities.

As a result of our merger with Plus Net, Inc. in May 1999, we received revenues from credit card processing fees during the first half of 1999, with minimal revenues being earned in the third quarter of 1999. The contract through which these fees have been derived will terminate in December 1999 and we anticipate that revenues of this type will be minimal in the foreseeable future.

We also receive revenues from e-commerce transactions. Our recent e-commerce arrangements generally provide us with a share of any sales resulting from direct links from our site. Revenues from these programs will be recognized in the month that the service is provided. To date, revenues from e-commerce arrangements have not been material. However, we expect e-commerce derived revenues to become a more significant portion of our total revenues in the foreseeable future, as we increase the number of contractual relationships with parties offering e-commerce related products and services which can be made available to our subscribers and parties seeking to make online sales to our subscribers and other visitors to our site.

We believe that the popularity of our website continues to validate our strategy and prove the viability of the technology that we have acquired and developed since we launched our business in 1997. We are now poised to build on our early success by implementing a growth strategy that, if successful, should make us a major ready-to-use e-commerce storefront host, and allow us to meet our goal of becoming one of the top community-based portals on the Internet. Our strategic growth plan includes expansion of our products and services, widespread distribution of our CD ROM product to educate computer users about the Internet and introduce them to our site, and continued development of relationships with content providers and parties capable of enhancing e-commerce opportunities for our users.

We incurred net losses of $3,127,900 and $6,736,100 for the year ended December 31, 1998, and the first nine months of fiscal 1999, respectively. At September 30, 1999, we had an accumulated deficit of $10,192,100. The net losses and accumulated deficit resulted from the significant operational, infrastructure and other costs incurred in the development and marketing of our services and the fact that revenues failed to keep pace with such costs. As a result of our expansion plans and our expectation that our operating expenses, especially in the areas of sales and marketing, will continue to increase significantly, we expect to incur additional losses from operations for the foreseeable future. To the extent that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition would be materially and adversely affected. There can be no assurance that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

To date, we have entered into business and technology license arrangements in order to build our website community, provide community-specific content, generate additional traffic, and provide our subscribers with additional products and services, including e-commerce tools.

We intend to continue to investigate potential acquisitions and to seek additional relationships with content providers that fall within the scope of our business strategy, and will serve to increase our subscriber base and overall site traffic. Acquisitions carry numerous risks and uncertainties and we cannot guarantee that we will be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future.

RESULTS  OF  OPERATIONS

NET REVENUES. Revenues increased to approximately $1.10 million and $2.98 million for the three and nine months ended September 30, 1999, respectively, as compared to approximately $66,000 and $113,000 for the three and nine months ended September 30, 1998, respectively. The absolute dollar increases for both for the three and nine month period in 1999 over the comparable periods in 1998 were the result of the increase in the number of advertisers and the average contract duration and value (the result of higher web site traffic to nettaxi.com web pages), an increase in revenues from the hosting of community partners, transaction processing fee revenue, and to a lesser extent, increases in our royalties and customization fees associated with the distribution of our CD ROM product. Barter revenues accounted for less than 10% of total revenues for all reporting periods.

ADVERTISING REVENUES. Advertising revenues were approximately $630,000 and $1.16 million for the three and nine months ended September 30, 1999, respectively, which represented 57% and 39%, respectively, of total net revenues. Advertising revenues were approximately $54,000 for both the three and nine months ended September 30, 1998, which represented 81% and 49%, respectively, of total net revenue. The absolute dollar increases for both the three and nine month periods in 1999 over the comparable periods in 1998 resulted from an increase in the number of advertisers as well as the increase in average contract commitments of these advertisers as a result of increased web traffic to our web site. In the third quarter of 1999, the Company hired additional internal sales personnel to begin direct sales to advertisers. We had deferred revenues of $30,000 at September 30, 1999 and $50,000 at December 31, 1998, attributable to prepaid advertising and prepaid CD ROM customization fees.

TRANSACTION PROCESSING FEES. Transaction processing fees were approximately $6,000 and $1.29 million for the three and nine months ended September 30, 1999, respectively, which represented 0% and 43%, respectfully, of total net revenues. There were no transaction processing fees in 1998. Transactions fees consist of revenue derived from credit card evaluations and from the processing of on-line credit card transactions. The 1999 revenue is attributable to the merger with Plus Net, Inc. in May 1999. Revenues of this type were significantly lower in the third quarter of 1999 and we do not expect revenues of this type to be significant in future periods.

HOSTING REVENUES. Our hosting revenues were approximately $410,000 and $420,000 for the three and nine months ended September 30, 1999, respectively, which represented 37% and 14%, respectively, of total net revenues. There were no hosting revenues in 1998. In the third quarter of 1999, the Company began providing internet hosting and connectivity services for corporate customers. Our services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and monthly connectivity charges. These "hosting" revenues were recognized in the period the services were provided.

COST OF OPERATIONS. Cost of operations increased to approximately $1.18 million and $1.91 million for the three and nine months ended September 30, 1999, respectively, as compared to approximately $73,000 and $122,000 for the three and nine months ended September 30, 1998, respectively. The substantial absolute dollar increases in both the three and nine month periods in 1999 over the comparable periods in 1998 is the result of increased costs for co-location expenses (Internet connection charges), equipment costs and depreciation of equipment, amortization of intangible assets, and expenses for third party content and development. In the third quarter of 1999, the Company began providing Internet connectivity services to corporate customers and required purchases of additional bandwidth to service these customers. These costs are expected to continue to increase as our web traffic increases and our corporate customer require additional bandwidth for our "citizens".

SALES AND MARKETING EXPENSES. Sales and marketing expenses consisted primarily of salaries of our sales and marketing personnel, marketing, promotion, advertising and related costs. Sales and marketing expenses were approximately $2.29 million and $3.13 million for the three and nine month periods ended
September 30, 1999, respectively, as compared to approximately $514,000 and $655,000 for the three and nine month periods ended September 30, 1998. The absolute dollar increases in both the three and nine month periods in 1999 over the comparable periods in 1998 in sales and marketing expenses was primarily attributable to expansion of our online and print advertising, public relations and other promotional expenditures as well as increased sales and marketing personnel and related expenses required to implement our marketing strategy. In the third quarter of 1999, the Company began to implement aggressive marketing campaigns online and in traditional media to promote the Nettaxi.com brand and attract an increasing number of visitors to our Web site.

We expect sales and marketing expenses to increase significantly in future periods. These increases will be principally related to hiring additional sales and marketing personnel and increased spending on advertising in a variety of media to increase brand awareness and attract additional visitors to our Web site. There can be no assurance that these increased expenditures will result in increased visitors to our Web site or additional revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately $856,000 and $1.59 million for the three and nine month periods ended September 30,1999, respectively, as compared to approximately $287,000 and $518,000 for the three and nine month periods ended September 30, 1998. The absolute dollar increases for both the three and nine month periods in 1999 over the comparable periods in 1998 in research and development expenses were primarily attributable to ongoing updating of the infrastructure and technological development of our web site. The increase for the same period of each year also includes increased salaries that are a result of the highly competitive nature of hiring in the internet software marketplace. The Company experienced substantial costs for engineer consultants during both the three and nine month periods ended September 30, 1999 and expects these increased costs to continue as we continue to recruit and retain personnel to meet the research and development requirements of the Company.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted primarily of salaries and related costs for our executive, administrative, and finance personnel, as well as legal, accounting and other professional service fees. General and administrative expenses were approximately $748,000 and $2.76 million for the respective three and nine month periods ended September 30, 1999, as compared to approximately $461,000 and $655,000 for the respective three and nine month periods ended September 30, 1998. The increase in absolute dollars for both the three and nine month periods in 1999 over the comparable periods in 1998 in general and administrative expenses was primarily due to increases in the number of general and administrative personnel and the increase in fees for professional services. The increased salaries reflect the highly competitive nature of hiring in the internet software marketplace. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operation as a public company.

INTEREST EXPENSE. Net interest expense was approximately $119,000 and $231,000 for the respective three and nine month periods ended September 30, 1999, as compared to approximately $15,000 and $60,000 for the respective three and nine month periods ended September 30, 1998. The net interest expense for the respective three and nine month periods ended September 30, 1998 was primarily due to a convertible promissory note which, in September 1998, was converted in shares of common stock. The net interest expense for the respective three and nine month periods ended September 30, 1999 related to the convertible promissory note that was issued on March 31, 1999 and to amortization of deferred interest related to warrants issued in conjunction with the convertible promissory note.

OTHER INCOME. In the nine months ended September 30, 1999 and 1998 we realized a gain of $0 and $28,500, respectively, from the disposal of capital equipment.

INCOME TAXES. At December 31, 1998, we had net operating loss carryforwards available to reduce future taxable income that aggregate approximately $1,227,000 for Federal income tax purposes. These benefits expire through 2018. Pursuant to a "change in ownership" as defined by the provisions of the Tax Reform Act of 1986, utilization of our net operating loss carryforwards may be limited if a cumulative change of ownership of more than 50% occurs over a three-year period. We have not determined if an ownership change has occurred.

In the nine months ended September 30, 1999 we have recorded a tax provision which relates to earnings made by Plus Net, Inc. during its fiscal period before our merger.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 1999, the Company had cash and cash equivalents of approximately $1.44 million, compared to approximately $466,000 at December 31, 1998.

Net cash used in operating activities equaled approximately $3.12 million and $413,000 for the nine-month periods ended September 30, 1999 and 1998, respectively. We had significant negative cash flows from operating activities for both of the nine month periods primarily from our net operating losses, adjusted for non-cash items, and increases in accounts receivable balances due to the time lag between revenue recognition and the receipt of payments from advertisers. These factors were offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities was approximately $2.09 million for the nine month period ended September 30, 1999, as compared to net cash provided by investing activities of approximately $13,000 for the nine month period ended
September 30, 1998. For the nine month period ended September 30, 1999, substantially all of the cash used in investing activities was primarily related to the purchase of capital equipment in connection with the build out of our Web site and infrastructure.

Net cash provided by financing activities was approximately $6.19 million and $1.21 million for the nine month periods ended September 30, 1999 and 1998, respectively. Net cash provided by financing activities in 1998 consisted primarily of net proceeds from the issuance of our common stock. Net cash provided by financing activities in 1999 consisted of both net proceeds from issuance of common stock and issuance of a convertible promissory note.

Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we devote to investments in our web site, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced a substantial increase in our capital expenditures in relation to growth in our operations and staffing, and we anticipate that this will continue for the foreseeable future. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, and plan to expand our sales and marketing programs and conduct more aggressive brand promotions.

We expect to generate the necessary resources for these business objectives through a combination of operating revenues, the sale of equity securities in private placements, and debt financing. No assurances can be given, however, that we will be able to obtain such additional resources. If we are unsuccessful in generating anticipated resources from one or more of the anticipated sources, and unable to replace the shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various services or entry into various markets, and otherwise scaling back operations. If we are unable to generate the required resources, our ability to meet our obligations and to continue our operations would be adversely affected.

IMPACT  OF  THE  YEAR  2000

Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems may therefore recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

STATE OF READINESS. The third party vendors upon which we materially rely are Exodus Communications and Alchemy Communications, Inc., which house and service our Web equipment and provide our connection to the Internet. Both Exodus and Alchemy have informed us that they believe their systems to be Year 2000 compliant.

In addition, we have sought verification from other key vendors, distributors and suppliers that they are Year 2000 compliant or, if they are not presently compliant, to provide a description of their plans to become so. To the extent that vendors failed to provide certification that they are Year 2000 compliant, we have terminated and replaced these relationships with those who are Year 2000 compliant.

We have conducted an internal assessment of all material information technology and non-information technology systems at our headquarters for Year 2000 compliance. We believe that these material systems are or will be Year 2000 compliant before December 31, 1999.

COSTS. To date, we have not yet incurred any material costs in identifying or evaluating Year 2000 compliance issues. Most of our costs have related to, and are expected to continue to relate to, the upgrades or replacements, when necessary, of software or hardware, as well as costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. These expenses are included in our operating and capital expenditures budget and are not expected to exceed $100,000. However, if these costs are significantly higher than expected, they could have a material and adverse effect on our business, results of operations and financial condition.

RISKS. There can be no assurance that we will not discover Year 2000 compliance problems in our systems that will require substantial revisions or replacements. In the event that the operational facilities that support our business, or our Web-hosting facilities, are not Year 2000 compliant, we may be unable to deliver goods or services to our customers and portions of our Website may become unavailable. In addition, there can be no assurance that third party software, hardware or services incorporated into our material systems will not need to be revised or replaced, which could be time-consuming and expensive. Our inability to fix or replace third party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in our software, hardware or systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies and others outside our control will be Year 2000-compliant. The failure by these entities to be Year 2000-compliant could result in a systemic failure beyond our control, including, for example, a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our users, decrease the use of the Internet or prevent users from accessing our services, any of which would have a material and adverse effect on our business, results of operations and financial condition.

CONTINGENCY PLAN. We do not currently have a contingency plan to deal with the worst case scenario that might occur if technologies on which we depend are not Year 2000-compliant and fail to operate effectively after the Year 2000. We have taken into consideration the results of our Year 2000 compliance evaluation and the responses received from distributors, suppliers and other third parties with which we conduct business in determining the need for and nature and extent of any contingency plans.

If our present efforts to address the Year 2000 compliance issues discussed above are not successful, or if distributors, suppliers and other third parties with which we conduct business do not successfully address such issues, our users could seek alternate suppliers of our products and services. Any material Year 2000 problem could require us to incur significant unanticipated expenses to remedy and could divert our management's time and attention, either of which could have a material and adverse effect on our business, operating results and financial condition.

This is a Year 2000 readiness disclosure statement within the meaning of the Year 2000 Information and Readiness Disclosure Act P.L. 105-271; however, the disclosures made herein do not affect our liabilities under the federal securities laws.

RISK  FACTORS

WE HAVE A LIMITED OPERATING HISTORY, HAVE INCURRED LOSSES SINCE INCEPTION, AND EXPECT LOSSES FOR THE FORESEEABLE FUTURE

We were incorporated in October 1997. Accordingly, we have only a limited operating history upon which you can evaluate our business and prospects. Since our inception, we have incurred net losses, resulting primarily from costs related to developing our Web site, attracting users to our Web site and establishing the Nettaxi.com brand. At September 30, 1999, we had an accumulated deficit of $10,192,100. Losses have continued to grow faster than our revenues during our limited operating history over the last year and a half. This trend is reflective of our continued investments in technology and sales and marketing efforts to grow the business. Because of our plans to continue to invest heavily in marketing and promotion, to hire additional employees, and to enhance our Web site and operating infrastructure, we expect to incur significant net losses for the foreseeable future. We believe these expenditures are necessary to strengthen our brand recognition, attract more users to our Web site and generate greater online revenues. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability.

WE  MAY  NOT BE ABLE TO OBTAIN FURTHER CAPITAL TO PURSUE OUR BUSINESS OBJECTIVES

Given our limited resources and our history of losses from operations, we will need to raise additional funds in order to fund expansion of our business, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. No assurances can be given, however, that we will be able to obtain such additional resources. If we are unsuccessful in generating anticipated resources from one or more of the anticipated sources, and unable to replace the shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various services or entry into various markets, and otherwise scaling back operations. If we are unable to generate the required resources, our ability to meet our obligations and to continue our operations would be adversely affected.

WE ARE SUBJECT TO THE RISKS AND UNCERTAINTIES FREQUENTLY ENCOUNTERED BY EARLY STAGE COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS

Due to our limited operating history, we are subject to many of the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets, such as e-commerce. Among other things, we are faced with the need to establish our credibility with customers, advertising, content providers, and companies offering e-commerce products and services, and such parties are often understandably reluctant to do business with companies that have not had an opportunity to establish a track record of performance and accountability. For example, our ability to enter into exclusive relationships to provide content over the Internet will be dependent on our ability to demonstrate that we can handle high volumes of traffic through our site. Similarly, early stage companies must devote substantial time and resources to recruiting qualified senior management and employees at all levels, and must also make significant investments to establish brand recognition. If we are unable to overcome some of these obstacles, we may be unable to achieve our business goals and raise sufficient capital to expand our business.

OUR REVENUE GROWTH IN PRIOR PERIODS IS NOT INDICATIVE OF FUTURE GROWTH AND WE CANNOT ACCURATELY PREDICT OUR FUTURE REVENUES

We had revenues of approximately $2,980,900 and $112,800 for the first nine months of calendar year 1999 and 1998, respectively. While our growth rate has been strong, it is unlikely that revenue will continue to grow at this rate in the future and our performance during these periods should not be taken as being indicative of future trends. In addition, a portion of the revenues for the first nine months of 1999 were derived from credit card transaction processing fees that will decline significantly over the balance of 1999. Accurate predictions regarding our revenues in the future are difficult and should be considered in light of our limited operating history and rapid changes in the ever evolving Internet market. For example, our ability to generate revenues in the future is dependent in part on the success of our capital-raising efforts and the investments that we intend to make in sales and marketing, infrastructure, and content development. Our revenues for the foreseeable future will remain primarily dependent on the number of customers that we are able to attract to our Web site, and secondarily on sponsorship and advertising revenues. We cannot forecast with any degree of certainty the number of visitors to our Web site, the number of visitors who will become customers, or the amount of sponsorship and advertising revenues. Similarly, we cannot provide any guarantees regarding the revenues that will be generated from e-commerce products and services that we intend to make available on our site.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, THEREBY INCREASING THE VOLATILITY OF OUR STOCK PRICE

In addition to the uncertainties regarding the rate of growth of our future revenues, we anticipate that our operating results will fluctuate significantly from quarter to quarter. These fluctuations may be due to seasonal and cyclical patterns that may emerge in Internet e-commerce and advertising spending. For example, we believe that the use of our Web site will be somewhat lower during periods of the year if the patterns that currently effect traditional media, such as television and radio where advertising sales are lower during the first and third calendar quarters because of the summer vacation period and post winter holiday season slowdown, develop in the Internet industry. It is likely that similar seasonal patterns will develop in the Internet industry and thus result in decreasing revenues for us during periods of the year. Quarterly results may also vary for some of the same reasons and because it is difficult to predict the long-term revenue growth of our business. If investments in marketing and content development are delayed, we may experience corresponding delays in anticipated revenues from such investments, thereby leading to uneven quarterly results. Because of these factors, we believe that quarter-to-quarter comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of investors in future periods, then our stock price may decline.

OUR NEED TO RAISE ADDITIONAL CAPITAL MAY CAUSE OUR STOCKHOLDERS TO EXPERIENCE SIGNIFICANT DILUTION IN THE FUTURE

It is likely that we will need to raise additional funds in the future in order to pursue our business objectives. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. This may make an investment in our common stock less attractive to other investors, thereby weakening the trading market for our common stock.

OUR PLANNED ONLINE AND TRADITIONAL MARKETING CAMPAIGNS MAY NOT ATTRACT SUFFICIENT ADDITIONAL VISITORS TO OUR WEB SITE

We plan to pursue aggressive marketing campaigns online and in traditional media to promote the Nettaxi.com brand and attract an increasing number of visitors to our Web site. We believe that maintaining and strengthening the Nettaxi.com brand will be critical to the success of our business. This investment in increased marketing carries with it significant risks, including the following:

- Our advertisements may not properly convey the Nettaxi.com brand image, or may even detract from our image. Advertising in print and broadcast media is expensive and is often typically difficult to modify quickly in order to take into account feedback that may indicate that we have failed to convey the optimal message. If our advertisements fail to positively promote our brand and image, the damage to our business may be long-lasting and costly to repair.

- Even if we succeed in creating the right messages for our promotional campaigns, these advertisements may fail to attract new visitors to our Web site at levels commensurate with their costs. We may fail to choose the optimal mix of television, radio, print and other media to cost effectively deliver our message. Moreover, if these efforts are unsuccessful, we will face difficult and costly choices in deciding whether and how to redirect our marketing dollars.

WE MAY FAIL TO ESTABLISH AN EFFECTIVE INTERNAL SALES ORGANIZATION TO ATTRACT SPONSORSHIP AND ADVERTISING REVENUES

To date, we have relied principally on outside advertising agencies to develop sponsorship and advertising opportunities. We believe that the growth of sponsorship and advertising revenues will depend on our ability to establish an aggressive and effective internal sales organization. Our internal sales team currently has nine members. We will need to substantially increase this sales force in the coming year in order to execute our business plan. Our ability to increase our sales force involves a number of risks and uncertainties, including competition and the length of time for new sales employees to become productive. If we do not develop an effective internal sales force, our business will be materially and adversely affected by our inability to attract sponsorship and advertising revenues.

WE RELY HEAVILY ON THIRD PARTIES FOR DEVELOPMENT OF SOFTWARE AND CONTENT AND FOR ESSENTIAL BUSINESS OPERATIONS AND MAY BE ADVERSELY AFFECTED BY OUR FAILURE TO MAINTAIN SATISFACTORY RELATIONSHIPS WITH SUCH PARTIES

We  depend  on  third  parties for important aspects of our business, including:

-     Internet  access;

-     development  of  software  for  new  Web  site  features;

-     content;  and

-     telecommunications.

We have limited control over these third parties, and we are not their only client. We may not be able to maintain satisfactory relationships with any of them on acceptable commercial terms, and there is no guarantee that we will be able to renew these agreements at all. Further, we cannot be sure that the quality of products and services that they provide may remain at the levels needed to enable us to conduct our business effectively.

WE ARE HEAVILY RELIANT ON THIRD PARTIES TO HOUSE AND SERVICE OUR WEB SITE AND ARE VULNERABLE TO POSSIBLE DAMAGE TO OUR OPERATING SYSTEMS

We maintain substantially all of our computer systems at our Campbell, California site and the Santa Clara, California site of Exodus Communications. We are heavily reliant on the ability of Exodus to house and service our Web site. This system's continuing and uninterrupted performance is critical to our success. Growth in the number of users accessing our Web site may strain its capacity, and we rely on Exodus to upgrade our system's capacity in the face of this growth. Exodus also provides our connection to the Internet. Sustained or repeated system failures or interruptions of our Web site connection services would reduce the attractiveness of our Web site to customers and advertisers, and could therefore have a material and adverse effect on our business due to loss of membership and advertising revenues.

In 1999 and 1998, we experienced several interruptions and degradations of service as a result of our third party service provider's inability to deliver the contractual bandwidth required to handle our traffic volume. These interruptions result in decreased Web usage volume and therefore impact our ability to serve advertising impressions for our customers. These interruptions can materially impact our revenues. We estimate that during 1998 we lost approximately $35,000 in revenue because of this and through September 1999, we lost an additional $35,000 in revenues.

In addition, our operations are dependent in part on our ability to protect our operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins or other similar events. Furthermore, our servers are vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to our users and result in a decrease in the number of visitors to our site.

WE  ARE  GROWING  RAPIDLY,  AND EFFECTIVELY MANAGING OUR GROWTH MAY BE DIFFICULT

We are currently experiencing a period of significant expansion. In order to execute our business plan, we must continue to grow significantly. This growth will strain our personnel, management systems and resources. To manage our growth, we must implement operational and financial systems and controls and recruit, train and manage new employees. Some key members of our management have only recently been hired, including our chief financial officer and controller. These individuals have had little experience working with our management team. We cannot be sure that we will be able to integrate new executives and other employees into our organization effectively. In addition, there will be significant administrative burdens placed on our management team as a result of our status as a public company. If we do not manage growth effectively, we will not be able to achieve our financial and business goals.

WE DEPEND ON OUR KEY PERSONNEL TO OPERATE OUR BUSINESS, AND WE MAY NOT BE ABLE TO HIRE ENOUGH ADDITIONAL MANAGEMENT AND OTHER PERSONNEL AS OUR BUSINESS GROWS

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, particularly Robert A. Rositano, Jr., our Chief Executive Officer, and Dean Rositano, our Chief Operating Officer. The loss of the services of any of our executive officers could materially and adversely affect our business due to their experience with our business plan and the disruption in the conduct of our day-to-day operations. Additionally, we believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. Competition for employees that possess knowledge of both the Internet industry and our target market is intense. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

INTENSE COMPETITION FROM OTHER INTERNET-BASED BUSINESSES MAY REDUCE OUR MARGINS AND MARKET SHARE AND CAUSE OUR STOCK PRICE TO DECLINE

The markets in which we are engaged are new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially-available software. Competition could result in price reductions for our products and services, reduced margins or loss of market share. Consolidation within the online commerce industry may also increase competition.

We currently or potentially compete with a number of other companies, including a number of large online communities and services that have expertise in developing online commerce, and a number of other small services, including those that serve specialty markets. Many of our potential competitors have longer operating histories, larger customer bases, greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than us.

WE MAY FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH OTHER WEB SITES TO INCREASE NUMBERS OF WEB SITE USERS AND INCREASE OUR REVENUES

We intend to establish numerous strategic relationships with popular Web sites to increase the number of visitors to our Web site. There is intense competition for placements on these sites, and we may not be able to enter into these relationships on commercially reasonable terms or at all. Even if we enter into relationships with other Web sites, they themselves may not attract significant numbers of users. Therefore, our site may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships. Our inability to enter into new distribution relationships and expand our existing ones could have a material and adverse effect on our business due to our inability to increase the number of users of our site.

WE MAY NOT BE ABLE TO ADAPT AS INTERNET TECHNOLOGIES AND CUSTOMER DEMANDS CONTINUE TO EVOLVE

To be successful, we must adapt to rapidly changing Internet technologies and continually enhance the features and services provided on our Web site. We could incur substantial, unanticipated costs if we need to modify our Web site, software and infrastructure to incorporate new technologies demanded by our audience. We may use new technologies ineffectively or we may fail to adapt our Web site, transaction-processing systems and network infrastructure to user requirements or emerging industry standards. If we fail to keep pace with the technological demands of our Web-savvy audience for new services, products and enhancements, our users may not use our Web site and instead use those of our competitors.

WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR TRADEMARKS, WEB ADDRESSES AND PROPRIETARY RIGHTS

Our Nettaxi.com brand and our Web address, www.nettaxi.com, are critical to our success. We have filed a trademark application for "Nettaxi", among other trademark applications. We cannot guarantee that any of these trademark applications will be granted. In addition, we may not be able to prevent third parties from acquiring Web addresses that are confusingly similar to our addresses, which could harm our business. Also, while we have entered into confidentiality agreements with our employees, contractors and suppliers in order to safeguard our trade secrets and other proprietary information, there can be no assurance that technology will not be misappropriated or that others may lawfully develop similar technologies.

WE WOULD LOSE REVENUES AND INCUR SIGNIFICANT COSTS IF OUR SYSTEMS OR MATERIAL THIRD PARTY SYSTEMS ARE NOT YEAR 2000-COMPLIANT

We have not devised a Year 2000 contingency plan. The failure of our internal systems, or any material third party systems, to be Year 2000-compliant could have a material and adverse effect on our business, results of operations and financial condition if the compliance problems significantly impair access to and use of our Web site.

To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues. Most of our costs have related to, and are expected to continue to relate to, the upgrades or replacements, when necessary, of software or hardware, as well as costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. These expenses are included in our operating and capital expenditures budget and are not expected to exceed $100,000. However, if these costs are significantly higher than expected, they could have a material and adverse effect on our business, results of operations and financial condition due to the need to spend substantial amounts on compliance.

We may fail to discover Year 2000 compliance problems in our systems that will require substantial revisions or replacements. In the event that the operational facilities that support our business, or our Web-hosting facilities, are not Year 2000 compliant, portions of our Web site may become unavailable and we would be unable to deliver services to our users. In addition, there can be no assurance that third party software, hardware or services incorporated into our material systems will not need to be revised or replaced, which could be time-consuming and expensive. Our inability to fix or replace third party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions. Moreover, the failure to adequately address Year 2000 compliance issues in our software, hardware or systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third party service providers and others outside our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, including, for example, a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our users, decrease the use of the Internet or prevent users from accessing our services.

ACQUISITIONS  MAY  DISRUPT  OR  OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS

We may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other Internet companies. We do not have any present understanding relating to any such acquisition or investment. If we were to buy a content, service or technology company, the amount of time and level of resources required to successfully integrate their business operation could be substantial. The challenges in assimilating their people and organizational structure, and in encountering potential unforeseen technical issues in integrating their content, service or technology into ours, could cause significant delays in executing other key areas of our business plan. This could include delays in integrating other content, services or technology into our communities, or moving forward on other business development relationships, as management and employees, both of which are time constrained, may be distracted. In addition, the key personnel of the acquired company may decide not to work for us, which could result in the loss of key technical or business knowledge to us. Furthermore, in making an acquisition, we may have to incur debt or issue equity securities to finance the acquisition, the issuance of which could be dilutive to our existing shareholders.

WE ARE VULNERABLE TO ADDITIONAL TAX OBLIGATIONS THAT COULD BE IMPOSED ON ONLINE COMMERCE TRANSACTIONS

We do not expect to collect sales or other similar taxes in respect of transactions engaged in by customers on our Web site. However, various states or foreign countries may seek to impose sales tax obligations on us and other e-commerce and direct marketing companies. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce and cause purchasing through our Web site to be less attractive to customers as compared to traditional retail purchasing. The United States Congress has passed legislation limiting for three years the ability of the states to impose taxes on Internet-based transactions. Failure to renew this legislation could result in the imposition by various states of taxes on e-commerce. Further, states have attempted to impose sales taxes on catalog sales from businesses such as ours. A successful assertion by one or more states that we should have collected or be collecting sales taxes on the sale of products could have a material and adverse effect on our business due to the imposition of fines or penalties or the requirement that we pay for the uncollected taxes.

WE MAY NOT BE ABLE TO TAKE FULL ADVANTAGE OF POTENTIAL TAX BENEFITS FROM OUR NET OPERATING LOSS CARRYFORWARDS

At December 31, 1998 we had net operating loss carryforwards available to reduce future taxable income that aggregated approximately $1,227,000 for Federal income tax purposes. These benefits expire through 2018. Pursuant to a "change in ownership" as defined by the provisions of the Tax Reform Act of 1986, utilization of our net operating loss carryforwards may be limited, if a cumulative change of ownership of more than 50% occurs over a three-year period. We have not determined if an ownership change has occurred. If it has, we may not be able to take full advantage of potential tax benefits from our net operating loss carry forwards.

WE  ARE  DEPENDENT  ON  THE CONTINUED DEVELOPMENT OF THE INTERNET INFRASTRUCTURE

Our industry is new and rapidly evolving. Our business is highly dependant on the growth of the internet industry and would be adversely affected if Web usage and e-commerce does not continue to grow. Web usage may be inhibited for a number of reasons, including:

-     inadequate  Internet  infrastructure;

-     security  concerns;

-     inconsistent  quality  of  service;

-     unavailability  of  cost-effective,  high-speed  service;

-     imposition  of  transactional  taxes;  or

- limitation of third party service provider's ability and willingness to invest in new or updated equipment to handle traffic volume.

If Web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, or its performance and reliability may decline. We are highly dependant on third party service providers. Any interruption experienced by these service providers may have a material impact on our business due to our inability to serve our advertising customers or end users. In addition, Web sites, including ours, have experienced a variety of interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Web usage, including usage of our Web site, could grow slowly or decline. This may have a material impact on future revenues.


OUR LONG-TERM SUCCESS DEPENDS ON THE DEVELOPMENT OF THE E-COMMERCE MARKET, WHICH IS UNCERTAIN

Our future revenues and profits substantially depend upon the widespread acceptance and use of the Web as an effective medium of commerce by consumers. Rapid growth in the use of the Web and commercial online services is a recent phenomenon. Demand for recently introduced services and products over the Web and online services is subject to a high level of uncertainty. The development of the Web and online services as a viable commercial marketplace is subject to a number of factors, including the following:

- e-commerce is at an early stage and buyers may be unwilling to shift their purchasing from traditional vendors to online vendors;

- insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times; and

- adverse publicity and consumer concerns about the security of commerce transactions on the Internet could discourage its acceptance and growth.

ADOPTION  OF  THE  INTERNET  AS  AN  ADVERTISING  MEDIUM  IS  UNCERTAIN

The growth of Internet sponsorships and advertising requires validation of the Internet as an effective advertising medium. This validation has yet to fully occur. In order for us to generate sponsorship and advertising revenues, marketers must direct a significant portion of their budgets to the Internet and, specifically, to our Web site. To date, sales of Internet sponsorships and advertising represent only a small percentage of total advertising sales. Also, technological developments could slow the growth of sponsorships and advertising on the Internet. For example, widespread use of filter software programs that limit access to advertising on our Web site from the Internet user's browser could reduce advertising on the Internet. Our business, financial condition and operating results would be adversely affected if the market for Internet advertising fails to further develop due to the loss of anticipated revenues.

BREACHES OF SECURITY ON THE INTERNET MAY SLOW THE GROWTH OF E-COMMERCE AND WEB ADVERTISING AND SUBJECT US TO LIABILITY

The need to securely transmit confidential information, such as credit card and other personal information, over the Internet has been a significant barrier to e-commerce and communications over the Web. Any well-publicized compromise of security could deter more people from using the Web or from using it to conduct transactions that involve transmitting confidential information, such as purchases of goods or services. Furthermore, decreased traffic and e-commerce sales as a result of general security concerns could cause advertisers to reduce their amount of online spending. To the extent that our activities or the activities of third party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could disrupt our business, damage our reputation and expose us to a risk of loss or litigation and possible liability. We could be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. We may need to spend a great deal of money and use other resources to protect against the threat of security breaches or to alleviate problems caused by security breaches.

WE COULD FACE LIABILITY FOR INFORMATION DISPLAYED ON AND COMMUNICATIONS THROUGH OUR WEB SITE

We may be subjected to claims for defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our Web site. These types of claims have been brought, sometimes successfully, against Internet companies as well as print publications in the past. Based on links we provide to other Web sites, we could also be subjected to claims based upon online content we do not control that is accessible from our Web site. Claims may also be based on statements made and actions taken as a result of participation in our chat rooms or as a result of materials posted by members on bulletin boards at our Web site. We also offer e-mail services, which may subject us to potential risks, such as:

-     liabilities  or  claims  resulting  from  unsolicited  e-mail;

-     lost  or  misdirected  messages;

-     illegal  or  fraudulent  use  of  e-mail;  or

-     interruptions  or  delays  in  e-mail  service.

- These claims could result in substantial costs and a diversion of our management's attention and resources.

EFFORTS TO REGULATE OR ELIMINATE THE USE OF MECHANISMS WHICH AUTOMATICALLY COLLECT INFORMATION ON USERS OF OUR WEB SITE MAY INTERFERE WITH OUR ABILITY TO TARGET OUR MARKETING EFFORTS AND TAILOR OUR WEB SITE OFFERINGS TO THE TASTES OF OUR USERS

Web sites typically place a tracking program on a user's hard drive without the user's knowledge or consent. These programs automatically collect data on anyone visiting a Web site. Web site operators use these mechanisms for a variety of purposes, including the collection of data derived from users' Internet activity. Most currently available Web browsers allow users to elect to remove these mechanisms at any time or to prevent such information from being stored on their hard drive. In addition, some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of these tracking mechanisms. Any reduction or limitation in the use of this software could limit the effectiveness of our sales and marketing efforts.

WE COULD FACE ADDITIONAL BURDENS ASSOCIATED WITH GOVERNMENT REGULATION OF AND LEGAL UNCERTAINTIES SURROUNDING THE INTERNET

Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could have a material and adverse effect on our business, results of operations and financial condition due to increased costs of doing business. Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The law governing the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws governing intellectual property, copyright, privacy, obscenity, libel and taxation apply to the Internet. In addition, the growth and development of e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. We also may be subject to future regulation not specifically related to the Internet, including laws affecting direct marketers.

WE COULD INCUR MONETARY DAMAGES FROM LITIGATION ARISING OUT OF OUR BUSINESS ACTIVITIES

On July 9, 1999, we were named as one of several defendants in a lawsuit filed by four disaffected shareholders in Simply Interactive, Inc. The lawsuit arises out of a series of events relating to certain assets our operating company, Nettaxi Online Communities, purchased from SSN Properties in October 1997. The complaint alleges that we owed, and either intentionally or negligently breached, fiduciary duties to the plaintiffs. The suit also claims that we either intentionally or negligently interfered with the plaintiffs' contract or prospective advantage. While our officers and directors believe that the suit is without merit, we cannot provide you with any assurances that we will prevail in this dispute. If the plaintiffs successfully prosecute any of their claims against us, the resulting monetary damages and reduction in our working capital could significantly harm our business. See Part II, Item 1, "Legal Proceedings".

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE

To date, we have had a very limited trading volume in our common stock. As of September 30, 1999, 2,060,000 shares of our common stock were immediately eligible for sale in the public market without restriction or further restriction under the Securities Act of 1933, unless purchased by or issued to any "affiliate" of ours, as that term is defined in Rule 144 promulgated under that act. However, an additional 11,950,337 shares of our common stock became eligible for sale under Rule 144 on November 11, 1999. We may also shortly file a registration statement to register all shares of common stock under our stock option plan. After that registration statement is effective, shares issued upon exercise of stock options, including options for 366,471 shares that were exercisable as of September 30, 1999, will be eligible for resale in the public market without restriction. If our stockholders sell substantial amounts of our common stock under Rule 144 or pursuant to the aforementioned registration statement, the market price of our common stock could be adversely affected and our ability to raise additional capital at that time through the sale of our securities could be impaired.

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD PARTY ACQUISITION OF US DIFFICULT

We are a Nevada corporation. Anti-takeover provisions of Nevada law could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to stockholders. Our articles of incorporation provide that our board of directors may issue preferred stock without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire us. All of the foregoing could adversely affect prevailing market prices for our common stock.

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AS IS TYPICAL OF INTERNET COMPANIES

The market price of our common stock has been, and is likely to continue to be, highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology and Internet-related companies' stocks have reached historical highs within the last 52 weeks and have reflected valuations substantially above historical levels. During the same period, these companies' stocks have also been highly volatile and have recorded lows well below historical highs. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that Internet stocks in general will sustain their current market prices.

Factors  that  could  cause  such  volatility  may  include, among other things:

-     actual  or  anticipated  fluctuations  in our quarterly operating results;

-     announcements  of  technological  innovations;

-     conditions  or  trends  in  the  Internet  industry;  and

-     changes  in  the  market  valuations  of  other  Internet  companies.


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

We could be exposed to market risk related to any and all of our debt obligations for financing working capital and capital equipment requirements in the future. Historically we have financed such requirements from the issuance of both preferred and common stock. In addition, we have augmented our equity financing activities via the issuance of convertible debt financing. We continue to consider financing alternatives, which may include the incurrence of long-term indebtedness. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. We believe that based on the terms and maturities of any future debt obligations that the market risk would be minimal. We currently do not have any material market rate risks.

PART  II.  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

On July 9, 1999, four disaffected shareholders in Simply Interactive, Inc., led by Ronald Ventre, filed an action in the Santa Clara County Superior Court (Case No. CV 783127) against Nettaxi.com, Nettaxi Online Communities, Inc., SSN Properties, LLC and certain of our officers, directors and shareholders. This action, which has been consolidated with another action in the Santa Clara County Superior Court (Case No. CV 776736), seeks recovery against the defendants for conduct which occurred prior to the existence of Nettaxi.

Distinctions can be made between the claims that the Ventre group is pursuing against us and the other defendants. As to us, the suit claims that we owed, and either intentionally or negligently breached, fiduciary duties to the Ventre group. The suit also claims that we either intentionally or negligently interfered with the Ventre group's contract or prospective advantage. The Ventre group is seeking the following relief against us:

- an unstated amount of compensatory and special damages in the sum of their investments in Simply Interactive, plus prejudgment interest;

-     an  accounting  of  profits;

-     punitive  damages;  and

-     costs  of  suit,  including  attorney  fees  as  permitted  by  law.

The Ventre group's claims against the other defendants, while not clear, include all of the claims described above with respect to us as well as other claims of ineffective management, waste of assets and similar claims. In addition to the relief described above with respect to us, the Ventre group seeks the following from the other defendants:

- declaratory relief concerning the validity of the election of the board of directors of Simply Interactive; and

- orders for the inspection of corporate records in, and the holding of shareholder meetings for, Simply Interactive.

Since the action was filed, discussions regarding a possible settlement have taken place. However, Ventre's group has demanded that Robert A. Rositano, Sr., Dean Rositano and Robert A. Rositano, Jr. give them shares of our common stock which had an approximate value of $2.08 million. Given that the Ventre group's original investment in Simply Interactive was approximately $675,000, and that the officers and directors of Nettaxi.com believe that the Ventre group's claims are without merit, the demand was rejected and the defendants intend to vigorously defend the litigation. In its agreement with us for the original sale and purchase of the assets, SSN Properties agreed to indemnify us against claims that might be brought by Simply Interactive with respect to rights that Simply Interactive might have in the transferred assets. We are currently seeking confirmation of the indemnity obligation from SSN Properties.

By stipulation, all defendants will file responsive pleadings on or before November 15, 1999.

GeoCities has made a written demand that we cease and desist in our use of the marks WALLSTREET and CAPITOL HILL in connection with our services, claiming that our use infringes upon GeoCities' trademark rights. GeoCities has applied for Federal registration of the marks. To resolve this matter, we filed a complaint against GeoCities in April 1999 in the United States District Court for the Northern District of California seeking declaratory relief that our use of the marks does not infringe upon the rights of GeoCities. That action has been dismissed without prejudice. We believe that we have rights to use the marks and intend to protect our rights to do so. We cannot assure you, however, that the results of the litigation will be favorable to us. There has been no activity on this matter since April 1999.

From time to time, we are involved in legal proceedings incidental to our business. We believe that these pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, and that adequate provision has been made for the resolution of such actions and proceedings.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

In the three months ended September 30, 1999, we granted options to purchase an aggregate of 1,711,000 shares of our common stock to a total of 19 employees. In August, 1999 we entered into an agreement with RGC International Investors, LDC pursuant to which they exercised 150,000 warrants that were issued to them in connection with the issuance of convertible debentures to them on March 31, 1999 and registered by us upon the effectiveness of our S-1 Registration Statement on August 13, 1999. In consideration for the early exercise of their warrants, the exercise prices for the warrants was decreased from $12.375 to $7.857 and we issued RGC International Investors warrants to purchase an additional 150,000 shares of common stock.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

Effective June 30, 1999, the Company, by written consent of holders of a majority of its outstanding common stock, approved an amendment to the Company's Articles of Incorporation to change the Company's name to "Nettaxi.com".

ITEM  5.  OTHER  INFORMATION.

Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


(a)                        Exhibits

Exhibit Number             Description of Exhibit

3.4                        Certificate of Amendment of Articles of Incorporation

10.57                      Master Services Agreement dated September 15, 1997 by and between
                           Exodus Communications, Inc. and the Company.

10.58                      Gigabit Data Center Services Agreement dated July 1, 1999 by and between Alchemy Communications, Inc. and the Company.

10.59                      Advertising Impression Network Contract dated July 1, 1999 by and between White Sand Communications, Inc. and the Company.

10.60                      Advertising Impression Network Contract dated July 1, 1999 by and between Multinet Communications Worldwide Limited and the Company.

10.61                      Data Center Service Agreement dated July 15, 1999 by and between
                           Babenet, LTD and the Company.

10.62                      Data Center Service Agreement dated July 15, 1999 by and between
                           Whitehorn Ventures Limited and the Company

10.63                      Data Center Service Agreement dated August 15, 1999 by and between
                           White Sand Communications, Inc. and the Company.

27                         Financial Data Schedule

(b) Reports on Form 8-K.


No  reports  on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NETTAXI.COM

Date:  November  14,  1999                         By:  /s/  Glenn  Goelz
                                                        -----------------

                                                   Glenn  Goelz,
                                                   Chief  Financial  Officer
                                                   (Principal  Accounting  and
                                                   Financial  Officer)

(a)                        Exhibit Index

Exhibit Number             Description of Exhibit

3.4                        Certificate of Amendment of Articles of Incorporation

10.57                      Master Services Agreement dated September 15, 1997 by and between
                           Exodus Communications, Inc. and the Company.

10.58                      Gigabit Data Center Services Agreement dated July 1, 1999 by and between Alchemy Communications, Inc. and the Company.

10.59                      Advertising Impression Network Contract dated July 1, 1999 by and between White Sand Communications, Inc. and the Company.

10.60                      Advertising Impression Network Contract dated July 1, 1999 by and between Multinet Communications Worldwide Limited and the Company.

10.61                      Data Center Service Agreement dated July 15, 1999 by and between
                           Babenet, LTD and the Company.

10.62                      Data Center Service Agreement dated July 15, 1999 by and between
                           Whitehorn Ventures Limited and the Company

10.63                      Data Center Service Agreement dated August 15, 1999 by and between
                           White Sand Communications, Inc. and the Company.

27                         Financial Data Schedule