Form 10-K
period 1999-12-31
NETTAXI INC
filed 2000-03-30
CIK 1084876

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  fiscal  year  ended  December  31,  1999

        Commission  file  number:  0-26109

                                   NETTAXI.COM
                                   -----------
             (Exact name of registrant as specified in its charter)

                 Nevada                                    82-0486102
                 ------                                    ----------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

                      1696 Dell Avenue, Campbell, CA  95008
                      -------------------------------------
           (Address of Principal Executive Offices Including Zip Code)

       Registrant's telephone number, including area code: (408) 879-9880
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act:  None
           Securities registered pursuant to Section 12(g) of the Act:

                                                Name of each exchange
Title  of  each  class                          on  which  registered
----------------------                          ---------------------
Common  Stock,  $.001  par  value               O-T-C  Bulletin  Board


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of February 28, 2000 the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $51,632,835 (based upon the closing price for shares of the registrant's common stock as reported by O-T-C Bulletin Board on that date). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2000, the registrant had 24,129,390 shares of common stock, $.001 par value per share, outstanding.

Certain  exhibits  and  appendices  filed  with  the  Registrant's  Registration
Statement on Form S-1 ( File No. 33-78129), as amended, the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1999, the Registrant's Registration Statement on Form S-1 (File No. 333-30074), as amended, and the Registrant's Registration Statement on Form S-8 (File No. 333-32678) are incorporated by reference into Part IV of this Form 10-K where indicated.

                                    NETTAXI.COM

                                    FORM 10-K

                                TABLE OF CONTENTS


PART  I.
--------

ITEM 1.      Business                                                4
ITEM 1A.     Risk Factors                                           30
ITEM 2.      Properties                                             43
ITEM 3.      Legal Proceedings                                      44
ITEM 4..     Submission Of Matters To A Vote Of Security Holders    45

PART  II.
---------

ITEM  5.     Market  For  The  Registrant's  Common  Stock
             And  Related  Stockholder  Matters                     46
ITEM  6.     Selected  Consolidated  Financial  Data                50
ITEM  7.     Management's  Discussion  And  Analysis  Of
             Financial Condition  And  Results  Of  Operations      50
ITEM  7A.    Quantitative  And  Qualitative  Disclosures
             About Market  Risk                                     61
ITEM  8.     Financial  Statements  And  Supplementary  Data        61
ITEM  9.     Changes  In  And  Disagreements  With  Accountants
             On  Accounting  And  Financial  Disclosure             62

PART  III.
----------

ITEM 10.     Directors And Executive Officers Of The Registrant     63
ITEM 11.     Executive Compensation                                 70
ITEM 12.     Security Ownership Of Certain Beneficial Owners
             And Management                                         76
ITEM 13.     Certain Relationships And Related Transactions         78


PART  IV.
---------

ITEM  14.     Exhibits,  Financial Statement Schedules,
              And Reports On Form 8-K                               82

                                     PART I
                                     ------


     This Form 10-K contains forward-looking statements. These forward-looking statements are subject to significant risks and uncertainties, including information included under Items 1 and 1A of this Form 10-K, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-K are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Readers are cautioned that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-K, including those set forth under "Risk Factors" in Item 1A.


ITEM  1.          DESCRIPTION  OF  BUSINESS

OUR  BUSINESS

     We were organized in 1997 to capitalize on a significant opportunity that still exists today, through the convergence of the media and entertainment industries with the vast communications power of the Internet. We are defining a new type of Internet company -- an e-commerce-based online community and portal to the Internet -- that is dedicated to providing content-rich communities and an entry point on the Internet for both consumers and
businesses.   Our  site  is  designed  to  seamlessly  integrate  content  with
e-commerce services for consumers and businesses. Nettaxi.com provides comprehensive information about news, sports, entertainment, health, politics, finances, lifestyle, and areas of interest to the growing number of Internet users. Our mission is to establish our site as an entry point or 'portal' to the Internet by continuing to develop premium online communities which are both content-rich to our subscribers, the "citizens" of our communities, and provide easy-to-use e-commerce services to businesses of all sizes which reside in these communities. By successfully achieving this, we expect to continue to generate substantial revenues through advertising fees and e-commerce revenues and transaction fees through the sale of products online.

INDUSTRY  BACKGROUND

THE  INTERNET

     GROWTH OF THE INTERNET AND E-COMMERCE. The Internet has rapidly become a significant global medium for communications, entertainment, news, information and commerce. Commercialization of the Internet began in the mid-1980s, with e-mail providing the primary means of communication. However, it was the Internet's World Wide Web, which provided a means to link text and pictures, that led to the blossoming of e-commerce and sparked the explosive growth of the Internet in the 1990s. Today, millions of people around the world have the capability to send and receive information, and purchase products and services, through the Internet.

     GROWTH OF ONLINE ADVERTISING AND DIRECT MARKETING. The Web has become an attractive medium for advertisers, offering a level of targetability, flexibility, interactivity and measurability not available in traditional media. The Web enables advertisers to demographically target their messages to specific groups of consumers as well as to change their advertisements frequently in response to market factors, current events and consumer feedback. Moreover, advertisers can track more accurately the effectiveness of their advertising messages by receiving reports of the number of advertising impressions delivered to consumers and the resulting click-through rate to their Web sites.

     THE INTERNET AS A MARKETING TOOL. Over 50 million companies and households around the world use the Internet as a communications link through e-mail, interactive advertisement, bulletin boards, research and online discussion groups. At its most basic level, the Internet serves as a seemingly endless catalog of marketing messages and advertising platforms presented in an interactive fashion. Companies like IBM, Apple, AT&T, Microsoft and Lotus are investing millions of dollars to develop new state-of-the-art tools and services aimed at helping companies expand electronic business through the Internet.

     Business is rapidly adopting the Internet as the means through which it can efficiently and economically conduct marketing, research and customer support. With the number of users growing monthly at an estimated rate of 10%, or one million users, the Internet is the fastest growing global telecommunications network in the world. Large and small companies are embracing the Internet as a fundamental communication tool used to conduct daily business.

     ADVANTAGES OF THE INTERNET FOR CONTENT COMPANIES. The Internet offers content providers significant and attractive economic mechanisms that combine cost advantages with practices that are conducive to revenue generation or premiums. Significantly, the Internet provides information dissemination at a materially lower cost than do other forms of media, notably, both printed paper and private networks. The Internet also offers the potential for easier access to content, which can expand market coverage. We believe that by using the capabilities of the Internet to enrich the convenience, utility, time, or entertainment value of content, Internet content providers can garner significant and even premium revenues.

     The Internet also enables providers to change and enhance the form and mass delivery of content so that information is dynamic, interactive, real-time, and personalized, as opposed to static, passive and bland as traditional media is trending. The ability to personalize content on a mass scale promises to offer compelling utility to subscribers as well as a mechanism for providers to sustain those same subscribers. Otherwise static information can be made to come alive by using the multiple forms of media, such as hyper-text, audio, and graphics, that are all made possible through the Internet.

THE  NEED  FOR  ONLINE  COMMUNITIES

     As the Internet continues to grow, users seek from the Web the same opportunity for expression, interaction, sharing, support and recognition they seek in the everyday world. To date, a typical Internet user's experience surfing the Web has been essentially one-way-searching and viewing Web sites containing professionally created content on topics of general interest such as current events, sports, finance, politics and weather. However, the Web in general does not provide a context for users to publish, promote, search and view personal Web pages. As a result, users publishing personal Web sites have had limited means of attracting visitors to their sites or interacting with or receiving recognition from visitors. Internet search and navigational sites serve a valuable function for users seeking to navigate the Internet for aggregated Web content; however, these sites are not primarily focused on providing a platform for publishing and aggregating the rapidly increasing volume of personalized content created by users or enabling such users to interact with each other.

     Similarly, Web users engaged in passive browsing are increasingly seeking ways of interacting and communicating with other individuals with similar interests and accessing personalized content. While users are generally able to obtain relevant professionally created content through traditional navigational sites such as Web directories and search engines, the source of such content is usually the media and not fellow Web users. Often, the most relevant content for a user is generated by other users who share an interest in what is published; however, most Web sites are not dedicated to providing a platform for aggregating and accessing user-created content.

     An important response to the perceived needs of Internet users, and the weaknesses of traditional Web navigational or content sites, has been the emergence of community Web sites. Community sites provide a single online destination where like-minded users can interact and quickly find pertinent information, products and services related to their particular interests or needs. Community sites generally offer free services including access to e-mail accounts, chat rooms, message boards, news and entertainment. Through these features, online communities seek to establish a close relationship with their audience and evolve over time according to the interests of their members. As a result, we believe that users tend to be loyal to and spend more time online at community sites.

     Online communities also provide advertisers an attractive means of promoting their products and services and allow businesses to reach the growing number of users who will be purchasing goods over the Internet in the future. To date, advertisers and businesses have typically used traditional navigational sites and professionally created content sites to promote their products and services online. However, online communities allow advertisers and businesses to reach highly targeted audiences within a more personalized context, thus providing the opportunity to increase advertising efficiency and improve the likelihood of a successful sale.

OUR  SOLUTION

     Nettaxi was born of the vision of co-founders Robert and Dean Rositano, veterans of the Internet service provider industry. Even before founding Nettaxi, they recognized that there was an enormous market for learning tools targeted to beginner-level Internet users, and they were actively involved with the development of the Ques Mega Web Directory. In 1994, they co-founded Simply Interactive, Inc. to develop and market sophisticated, interactive Web learning tools for this vast untapped marketplace. In connection with a substantial early-stage financing of that company, which entailed the merger of Simply Interactive, Inc. with another early-stage enterprise software development company, the management control and focus of the combined entity shifted away from Web learning tools. As a result of this shift in focus, Robert and Dean left Simply Interactive to continue pursuit of their vision.

     The founders believed that to survive and thrive in the increasingly crowded Internet industry, they needed to develop a website with a strong persona. To accomplish this, they set out to create a comprehensive theme-oriented website, targeted to the rapidly-growing "family" and home-based business markets, which would provide up-to-date premium content, ready-to-use e-commerce storefront services, and the ability to purchase an expanding variety of goods and services, all within a single integrated web community. Their goal was to position their new website not only as an entry point to the Internet, but also as an attractive, premium online destination, in contrast to merely acting as a web junction point, for content and e-commerce services, and to generate substantial revenues through monthly subscriptions, banner advertising, and e-commerce transaction fees.

     Nettaxi launched its new online community in October 1997. Immediately recognizing the value of developing and acquiring the tools necessary to drive new users to the website, the founders acquired the assets of Simply Interactive in November 1997, including the rights to Internet the Citytm, the sophisticated interactive Internet training CD-ROM that the Rositanos had developed while at Simply Interactive. Upon acquiring these rights, we moved quickly to implement numerous modifications to the training tool, including principally:

     -     integrating  the  Nettaxi  "taxicab"  in  the  main  user  interface;

     - developing and integrating promotional information regarding the Nettaxi Web site community, including its free services, features and benefits; and

     - creating the mechanism whereby users could launch into the Nettaxi community Web site directly from within the CD-ROM environment.

Since launching our web site in October 1997, we have been engaged primarily in continued development and enhancement of our online web site community, and building traffic to the web site. To these ends, we have been actively pursuing corporate relationships in several areas that are key to the successful implementation of our strategy, including co-marketing, content, and technology. Thus far, we have been successful in securing co-marketing relationships whereby Nettaxi bundles its CD-ROM product with products of other companies, as described in more detail below. In addition, we have entered into agreements with eCharge, InfoSpace.com, Cybereps, and other companies for important service enhancements to our community website.

     While we have incurred significant losses since our site was launched, traffic to our online community has increased consistently from a membership base of 60,000 citizens in December 1998, to a membership base of over 1.8 million citizens in December 1999. This increase in our membership base has also resulted in corresponding increases in both the number of web pages and advertising banners viewed by visitors. Our records indicate that the Nettaxi.com web site had over 45.8 million visitors, 125 million page views and 180 million advertising impressions for the month of December 1999. A visit by a user to a page on our web site represents one page view and each advertisement that appears on that page to which a visitor is exposed is called an advertisement impression. Based on unique visitors to our site, PC Data Online ranked Nettaxi.com as the 289th most visited site in the world at the end of November 1999. The "100hot", an industry ranking of the top Internet sites based upon unique visits, ranked Nettaxi.com as the 12th most popular site on the Web during this same month. We believe that the success of our site confirms the original vision of the founders that we can deliver a powerful new model with the capability to generate substantial economic returns. By integrating ready-to-use e-commerce capabilities with thematic community-based content and e-commerce Web sites, we are creating a number of powerful business tools and resources:

     USER PROFILE DATABASE. A substantial database of user profiles, according to their interests, which enables us to offer large, highly targeted audiencesto our advertisers, and command the higher advertising rates that demographically segmented audience profiles dictate.

     META-SEARCH ENGINE. A search engine that enables users to search multiple sites simultaneously and return the results, including comparative product pricing and availability, to one page.

     WEB SITE TRAFFIC DRIVER. The ability to drive traffic to Nettaxi subscriber Web sites, via our search engine, which first searches and lists Nettaxi's premium providers' and subscribers' Web sites, then scours the World Wide Web for additional search matches. We believe this feature will drive customers to Nettaxi community e-commerce sites, thereby propelling transaction processing fees and drawing new e-commerce business to our community.

     EXPANDED RELATIONSHIPS. Opportunities to develop an expanded range of relationships, by virtue of being able to match premium content providers with consumer bases. We believe that such a combination not only increases the variety of revenue generating e-commerce services we offer to subscribers, but also helps keep us at the forefront of new developments in products and services that will attract additional subscribers, retain, current subscribers, and encourage subscription upgrades.

     POSITIVE PUBLIC PERCEPTION. The goodwill, trust, and loyalty of both parents and children by providing a site on the World Wide Web where parents can feel comfortable about their children's participation, and where children can enjoy their own privacy. We believe that providing parents with filtering technologies that make adult-content sites "invisible" to underage users will attract family subscribers and many of their friends and relatives.

OUR  STRATEGY

OUR  STRATEGIC  GROWTH  PLAN

     We are now poised to build on our early success by implementing a growth strategy that should make us a major ready-to-use e-commerce storefront host, and allow us to meet our goal of becoming one of the most frequented community-based portals on the Internet. Our strategic growth plan includes:

     - execution of Nettaxi.com's Community Service Business Model (see below);

     - continued expansion of our co-branded content partnerships and portal service offerings to Nettaxi.com citizens;

     -     continued  development  of  an  expandable  infrastructure;

     - widespread distribution of our CD-ROM product with free Internet access to assist our partners in their customer acquisition strategies, educate computer users about the Internet and introduce them to our site; and

     -     an  aggressive  subscriber  acquisition  program.

Nettaxi.com's  Community  Service  Model



             [GRAPHIC OMITTED]



Our strategy to create affinity-based communities leverages three key areas of each community by:

     1. Focusing on major community opportunities where the ability for professionals, teams, experts, celebrities, and artists to extend themselves to their base of constituents is untapped;

     2. Utilizing our proprietary technologies and infrastructure to facilitate private label development of individual and affinity group "brands". We will provide the medium and tools to promote and establish an on-line presence for these citizens; and

     3. Incorporating content and commerce, with the community infrastructure to create virtual communities and empower these communities to grow by using our award- winning CD-ROM, " Nettaxi.com: The Experience" bundled with free Internet access.

     Content and commerce are well established online by many of the target affinity-based communities. What they miss is the ability for small businesses, fans and consumers, professionals, and sponsors to all leverage their interests within a community. Most individual sites are designed to maximize the interests of the on-line site versus the interests of the constituents or "citizens". For example, NASCAR and the NBA all have very well-trafficked sites for content, but they fail to provide teams and drivers with a way to promote themselves and engage fans. In addition, small and large sponsors are not provided commercial opportunities outside of branding via advertising programs. Today many small businesses are not on-line for a number of reasons. Small businesses do not have a presence on the web that leverages their interests or affinity base, which leaves them trying to compete in large shopping arenas where their ability to extend and enhance their "brand" is expensive and offers very little value-added to the consumer.

     Nettaxi.com will engage these small businesses by hosting their web sites, providing commerce enabled back end systems to sell merchandise, offer virtual merchandise commission opportunities, and locate businesses within affinity-based communities where these businesses can differentiate themselves via their local presence and specialized offerings to a highly targeted audience.

     The key to our success involves focusing on creating value for all of our citizens. Critical among these is successfully establishing a model where sports teams, professionals, experts, celebrities, and artists engage their fans and audiences with rich content, entertainment, and commerce offerings in a trusted, simple, easy, and fun way on the internet. With a focus on the value delivered to each citizen, the community will develop through methods and promotional efforts designed by us.

OUR  GOALS

     We believe that the current structure and future developments of the Nettaxi website offer us a strong variety of sources for garnering significant revenue. These sources include:

-  E-COMMERCE     Direct Nettaxi sales of products, including products linked to events in subscribers' Remind Me files, and products targeted to users and subscribers on the basis of their interests and patterns of activity when surfing Nettaxi.com;

                  Transaction processing fees from credit card and eCharge processing services;

                  Support service fees, where applicable, for providing specific business services that support the e-commerce activities of Nettaxi subscribers;

                  Percentage splits with subscribers of the list price of goods sold through their e-commerce storefronts in Nettaxi communities; and

                  Sales commissions negotiated with vendors for products sold directly by Nettaxi and through Nettaxi subscriber e-commerce storefronts.

-  ADVERTISING    Spot  and banner advertising can be sold at premium prices to advertisers, by virtue of offering them large, highly targeted audiences that are demographically segmented, as well as the opportunity to rotate and keep "fresh" the ads presented to a viewer;

-  SUBSCRIPTION   Premium  service  account  monthly  subscription fees;
   FEES

-  CD  ROM        Co-branding  and licensing of our CD-ROM product  to  select
   DISTRIBUTION   third  parties;
   ROYALTIES

     In order to realize our strategic initiatives, we will seek to accomplish the following principal goals:

     DEVELOP INFRASTRUCTURE, BUILD PREMIUM CONTENT, LAUNCH E-COMMERCE. Over the next 12 months, we are looking to further develop our managerial and technical infrastructure, enhance the quality and depth of our content by developing new relationships with premium content providers, develop and customize e-commerce systems to meet our requirements, establish relationships with fulfillment operations to support our e-commerce services, and launch our e-commerce products and services.

     REFINE OFFERING AND EXPAND DEMAND. Once our initial strategic goals have been accomplished, we are looking to refine our offering of products and services and expand demand by enhancing consumer services through call center automation and e-mail service and deploying an aggressive marketing campaign to create real excitement about our site. We also hope to raise additional capital for brand development and expansion of our operations.

     GAIN SIGNIFICANT MARKET SHARE AND CONSOLIDATE COMPETITORS. Within two to three years, we hope to gain significant market share and consolidate our competitive position by acquiring strategic online community companies and continue an aggressive plan of infrastructure expansion.

     As previously described, our ability to achieve the objectives of our strategic growth plans are subject to the risks set forth in the section of this Form called "Risk Factors" including the limited resources we have, our ability to obtain additional resources, our reliance on third parties for the development of software and content as well as the uncertainties involved with the rapidly changing business and technological environment for Internet companies.

RECENT  ACQUISITION

     In May 1999, we completed the merger with Plus Net, Inc. Plus Net was founded in 1998 and has licensed a wide range of Internet related tools to generate revenue opportunities. Plus Net operates a portal website on the World Wide Web with a robust search engine that brings back the top ten results of the web's most popular search engines and return results within a specific subject category, while enhancing electronic commerce and advertising opportunities. Plus Net also has an e-commerce processing engine which is compatible with interfaces enabling the acceptance of online credit card transactions and the processing of these transactions with banking institutions. The Plus Net e-commerce capabilities also support one-click buying opportunities and programs designed to prevent credit card fraud. These features will accelerate our research and development efforts, and will enrich the Internet experience of our subscribers. We intend to continue to implement and integrate the services offered by Plus Net throughout 2000. The Plus Net merger also provides us with access to a large pool of potential subscribers and provides us with an opportunity to substantially increase the citizenship base within our community.

OUR  WEB  SITE  AND  SERVICES

OUR  WEBSITE

     The Nettaxi.com website, at http://www.nettaxi.com, is structured as a virtual "urban" environment, populated by subscribers referred to as "citizens", that is divided into broad "zones," which are further divided into thematic "communities," and from there into "streets" and "homes."

     When users first arrive at Nettaxi.com, they are in the broad "urban" environment, where they find links to the "zones," which include categories such as:

     -     Member  Services,  Registration,  and  Communities;
     -     community  information  links  such  as  Message  Boards,  and
     - links to premium content such as Sports Scores, Weather, Stock Quotes, or Travel.

     Clicking on one of the links -- for example, Communities -- takes users to the next level, where they can choose from an extensive list of categories, or "communities." Choosing one community, such as the Arena District theemed to sports events and activities, takes users to a list of subcategories, or "streets," such as the basketball-oriented Hoops Avenue. Once on the "street," users can select to visit any of the various "homes," which are the individual web pages of our subscribers.

     Clicking on a premium content link in the "urban" environment follows a similar pattern, but may differ in the number and types of category and subcategory levels, depending on the content they offer. The premium content links lead to the special web pages of our major content providers, as opposed to subscriber pages.

NETTAXI'S  "TAXI"

     A key feature of our site is that users in a hurry to get somewhere will be able to "step into" a "taxi", a specially configured search engine, which they will find waiting in all areas and levels of our environment. Users simply type in a "destination" such as "sports," and they are immediately whisked first to our main sports areas which include the relevant premium content provider's web site, followed by the Top 10 subscriber sports "homes," and then on to other sports sites, including those on the rest of the web. As a result, the search engine has the ability to drive traffic to e-commerce sites in our community, including premium content providers' sites, thereby propelling transaction processing fees and drawing new e-commerce business to the community. In addition, our search engine provides greater value to our users since it presents small, manageable groups of "destination" choices in response to a search, as opposed to an overwhelming volume of listings turned up by most other search engines.

     We are exploring the possibility of eventually serving content to users based on their preferences, which will be determined by tracking their activities as they surf through our overall Web site. The result will be content that is automatically and seamlessly customized to a user's interests and tastes so that, for example, two different users with differing interests who take a "taxi" using the same search term might arrive at separate destinations or, if at the same destination, are likely to be offered some differences in content, based on their patterns of activity.

CONTENT

     A key component of our current and future plans is the continued development of relationships with providers of premium content in a variety of categories. The purpose of these relationships is not to directly generate revenue, but rather to enhance the quantity and quality of information and content on our web site. We believe that enhanced information and content may lead to increased visitors to our site as well as increased subscriptions to our services. To date, we have established formal relationships with some premium content providers. The companies listed below provider substantially all of the content on our Web site that is currently provided by outside parties. The providers are listed in order by the amount of content they provide to us.

     - INFOSPACE.COM, INC. We have a nonexclusive content distribution agreement with Infospace.com, an aggregator of a broad range of content services, including sports scores, late-breaking news, weather, concerts, public record searches, phone/address searches, classified ads, and daily horoscopes, for syndication to Internet portals and destination sites. The term of the agreement is one year. Although this agreement is technically a revenue sharing agreement, it generates less than one percent of our revenues. Infospace.com currently provides the majority of our outside party content.

     - SOLUTIONS MEDIA, INC. ("SPINRECORDS.COM"). We have a nonexclusive agreement with Spin Records to co-brand its content, which includes digital audio/video music files in the MP3 format, which Spin Records has licensed from independent artists. This audio/video content is downloadable by our subscribers from Spin Records for banner advertisements shown on these co-branded content pages, and e-commerce revenues for our citizens who purchase licensed content or merchandise from these co-branded web pages. Also under the terms of this agreement, both Spin Records and Nettaxi.com are required to co-market, advertise and promote the other party's website. This agreement has a term of one year, and currently accounts for approximately 13% of our revenues.

     - BIG NETWORK.COM. We have entered into a co-marketing agreement with Big Network.com which will provide our subscribers with immediate access to the BigNetwork.com suite of classic board and card games including chess, checkers, backgammon, reversi, spades, morph and more. The nonexclusive agreement will also allow our subscribers to interact in real time with the 200,000 registered members of BigNetwork.com. This arrangement also allows our subscribers to embed Java-based games into their own Web sites. For those subscribers who have developed and integrated their own personal Web pages into our community, they will be able to create an interactive gaming environment suited to the specific needs of their visitors. The term of the agreement is one year. This agreement is an expense sharing agreement and generates less than one percent of our revenues.

     - PI GRAPHIX. We have a nonexclusive linking agreement with PI Graphix, a provider of an online community with e-commerce capabilities and extensive graphics capabilities under which we have linked and co-branded our site with theirs in order to increase traffic. The term of the agreement is one year. Although this agreement is technically a revenue sharing agreement, it generates less than one percent of our revenues.

     - NETOPIA, INC. We have a nonexclusive agreement with Netopia, a provider of next generation products including web site services and high-speed connectivity to the Internet, under which Netopia provides us with technology that enhances our ability to provide services to our subscribers. The term of the agreement is two years. This agreement is an expense sharing agreement and generates less than one percent of our revenues.

     -     SPIN  MEDIA  NETWORK,  INC.  ("SPINWAY").  We  have  entered  into an exclusive agreement, effective November 1999, with Spinway to offer a co-branded free Internet Service Provider, or "ISP", service to our
subscribers.   Under the terms  of  this  agreement,  we share advertising revenues with Spinway that are derived from the sales to advertising clients of pop-up video advertisements viewed by subscribers as they log on to this ISP service. Also under the terms of this agreement, we are able to offer a paid ISP service through Spinway on a non-exclusive basis. The term of this agreement is two years. This agreement currently accounts for less than one percent of our revenues.

     Under our agreements, we provide co-branding services to the content providers listed above. The content included on our web site is branded with the logo and similar brand features of the relevant providers. We also increase the traffic to their own web sites by linking our sites so that end users can easily move from our web site to theirs. We are also working to identify and develop a selection of relationships with providers of proprietary information content, particularly individuals and organizations with archives and databases that could be easily rendered into digital format. We believe that a carefully developed selection of such databases, would act as a powerful attraction to the type and volume of subscribers that our advertisers find desirable.

     Our subscribers also provide personal or entrepreneurial/commercial content that is available on our website. We offer each of our subscribers, free of charge, 10 megabytes of server space to use for a home page and e-mail. In addition, subscribers have access to free, easy-to-use website design software to build their web home page, and they can designate the community and street where they would like to have their home page located.

E-MAIL  SERVICES

     Our e-mail services surpass those of other portals and full-featured internet service providers by being available though both Post Office Protocol, POP, and the Web, IMAP. To the best of our knowledge, ours is the only service today to simultaneously offer subscribers both types of e-mail access for free. Nettaxi's e-mail service also allows its Citizens and small businesses to offer a free Web-based email service with a unique domain name, e.g., me@you.com, giving the domain name free promotion with every email sent. There's no software for the user to download and all mail and maintenance are provided by Nettaxi, with no added inconvenience to the webmaster. The look and feel can be customized to look like the subscriber's home page.

     POP e-mail is the type most commonly used by Internet service providers. Its primary advantage for users is that messages are sent and received quickly and with more privacy, because they do not stay resident on a server for any length of time. Its greatest disadvantage is that e-mail messages, once delivered to a user, are generally no longer available for download again, so that a user who downloads e-mail to a home computer, for example, will generally not be able to download the same mail at a later time to another computer, such as one at work.

     IMAP, or web-based e-mail, most commonly used by portal services, allows users to retrieve e-mail messages from any location that offers access to the Internet and a specific website. Sending and receiving messages may be a bit slower than POP services, but messages are stored on a server, can be retrieved multiple times, and remain available until they are either specifically deleted by the user, or a set amount of time has passed.

     Subscribers to all levels of our services will have both POP and IMAP e-mail capabilities, and a distinct @nettaxi.com address or @ their own custom domain name.

"REMIND  ME"  SERVICE

     As a special feature, we will offer our subscribers Remind Me, a service that functions like an electronic datebook. Subscribers can enter their important dates and appointments, with requests to be reminded of them at specified times, which can be as far ahead as a month or a few hours. Remind Me is structured to allow users to specify the type of event being listed, such as a birthday or anniversary, by simply entering important dates and their corresponding event. Keywords in these fields trigger Remind Me to suggest event-appropriate products and/or services. Some of these will be available at no charge to subscribers, e.g., electronic greeting cards and virtual flowers. Others will be available for purchase or subscription directly through us or through our subscriber "storefronts" and advertiser sites, driving traffic to both, and offering us opportunities for generating revenues through transaction processing and other fees, where appropriate.

E-COMMERCE  SERVICES

     One of the key features that we will offer members is the opportunity to become on-the-spot entrepreneurs. We are currently developing ready-to-use-commerce capabilities that are aimed at providing members and corporate clients who wish to launch an online e-business with a bundled ready-to-use variety of services designed to meet their needs. These services will include a customized storefront, customer order processing, account management, credit card processing, and, in certain cases, back-end order fulfillment needs. In conjunction with these product offerings, member or corporate clients will be able to purchase advertising packages within their communities to help market their products or services, as well as email tools that will provide them the capability to direct market to their customer base.

     Commercial Web Site Hosting. Premium account subscribers will be provided with commercial website hosting services, on top-of-the-line servers with redundant capabilities, to maintain an online presence 24 hours a day, 7 days a week. Hosting services will include full commerce capability, including major credit card and eCharge services, for secure online transactions, driving traffic to the site, and a variety of other commerce-related services, such as sourcing and fulfillment.

     Wholesale Supply Of Products. As part of our ready-to-use e-commerce business services, we intend to offer subscribers sourcing services to provide them with the products they are marketing at wholesale prices and on a just-in-time basis, eliminating the need for warehousing. Through negotiating with vendors, we will be able to provide subscribers with the convenience of access to a group of reputable, quality suppliers identified as appropriate to their business, and the ability to source products at wholesale and discounted price levels normally reserved for large commercial enterprises. These services will be on an optional per transaction, or contract volume basis. We benefit by receiving a pre-negotiated commission/transaction fee from the wholesale vendor for each sale.

     Our recent merger with Plus Net will also enhance our e-commerce ability. Plus Net has recently launched e-commerce processing operations which is compatible with interfaces enabling the acceptance of online credit card transactions and the processing of these transactions with banking institutions. The Plus Net e-commerce capabilities also support programs designed to prevent credit card fraud.

INTERNET  THE  CITY  CONNECTED  CD  ROM

     It is a well-recognized truism that technology, and personal computers particularly, are typically not used to their fullest potential. Paradoxically, while vast arrays of information and services are already available to proficient Internet users, prospective or neophyte users typically postpone or limit their usage due to their lack of understanding and experience in navigating the Internet. While it is true that 42.9% of U.S. households owned personal computers in 1998, less than half of those households are active
Internet users. Furthermore, trends indicate that the remaining 57.1% of households still without computers are steadily joining the ranks of computer users and potential Internet users.

     Our Internet training CD-ROM was born from management's conviction that an enormous untapped opportunity to capture the novice user lies in effectively initiating and tutoring this huge market in a one-on-one, interactive, entertaining way. The CD-ROM, called Internet the City is a comprehensive, interactive training tool that enables new and intermediate users to learn about and begin using the many powerful capabilities and features of the Internet.

     The professionally produced CD-ROM features an animated cyber-cabbie -- URLtm -- who takes users wherever they wish to go. During the tour, URLtm explains and demonstrates how features such as e-mail, chat rooms, search engines, Web sites, etc., work and can actually connect the user to our website.

     The CD-ROM, with its "front end" connection feature, is a key component of our marketing and promotions plan. The CD-ROM serves as vehicle to drive users to our website in a manner that is far more efficient than traditional means of advertising and promotion. We intend to explore a variety of options for establishing co-branding and sponsorship opportunities for promoting and distributing the CD-ROM.

     We currently have an agreement with Media Technology Services to provide CD-ROM duplication, delivery and packaging services. We also have an agreement with Fountain Technologies, which bundles the CD-ROM with computer systems from its Quantex Microsystems and Pionex Technologies subsidiaries. Under the one-year agreement, we receive a per copy royalty of $0.45. With our targeted approach to distribution, we potentially allow users of specific interests to connect to a community which addresses their interests. We have established an agreement with Apple Computer whereby Apple bundles the CD-ROM with its K-12 curriculum bundle and as an optional upgrade to its iMac computer. We receive a $1.00 per copy royalty under this agreement which is currently in place until November 2000. In the future, we plan to offer the CD-ROM to numerous computer software and hardware manufacturers, as well as other types of manufacturers, for bundling with their respective products.

     We have entered into an agreement with eBay, an online trading community, under which we will develop a customized version of our instructional CD-ROM product designed to familiarize end users with the services of eBay. This product is expected to include basic Internet tutorials, a Nettaxi tour and step-by-step interactive instructions on how to register on eBay, how to place a bid and how to list an item for sale on the eBay site. Both companies will finance development of the product and market and distribute it upon completion. We will receive cash payments based on the number of new customers who use the CD-ROM to join eBay.

CUSTOMER  ACCOUNT  PLANS

     We adhere to the principle that providing excellent customer service is integral to attracting and, more importantly, retaining subscribers. To that end, we have focused on the development of a customer service organization keenly focused on satisfying demand and creating customer loyalty.

     To provide subscribers, or "citizens," with choices that suit their individual needs, we offer both free and premium accounts, on a tiered basis similar to the way that cable systems do. Premium accounts are configured from a large menu of options, to attract subscribers and address the needs and desires of particular segments of online users.

     BASIC FREE CITIZEN ACCOUNT. Like most portals, we offer a free basic service package, the "free citizen" account, to attract a large number of subscribers. We benefit through providing a broad variety of subscriber Web pages and a substantial database of user profiles, which enables us to offer large, highly targeted audiences to our advertisers, and command the higher advertising rates that demographically segmented audience profiles dictate.

     This  account  offers  the  following  package  of  features  and services:

     -     A  four  page  Virtual  Office;

     -     Free  Internet  access

     -     MyNettaxi,  personal  start  page;

     -     25  Megs  of  disk  space;

     -     Web Statistics - for analyzing  who is coming to their site and when;

     - E-mail service for one personal e-mail account with a userID@nettaxi.com address;

     -     Remind  Me  service,  an  electronic  datebook;

     - Web hosting services for a free website - for personal or entrepreneurial use -- with a /citizens/userID web address, or URL, located in the subscriber's community of choice;

     -     Child  protection  tools;

     -     Special  discounts  on  selected  Nettaxi  merchandise;  and

     - Access to chat sessions, message boards, and shopping, as well as premium content such as weather, sports scores, stock quotes, services such as travel arrangements and packages, introductions to people who share common interests, and more.

     Each account is allotted 25 megabytes of storage space for use. Subscribers are provided with free, easy-to-use software for designing and building their web page, tips and techniques for making their Web sites attractive and exciting to visit, and our search engine to drive traffic to their website.

     PREMIUM ACCOUNTS. Our premium accounts are especially attractive to entrepreneurs who would like to establish an e-commerce storefront on a ready-to-use basis. Citizens can build premium accounts from a menu of options, allowing them the ability to pick and choose which items they are interested in. Option can be added for additional fees. In addition to the services which are provided to free service account subscribers, premium account holders are provided with the following options:

     - Nettaxi Virtual Office, which allows users to build and maintain their own virtual office, including their own message boards, chat rooms, calendar and task manager, address book, etc. Users can build their virtual office through and easy-to-use Web-based interface;

     -     Free  Internet  access

     - E-mail service for unlimited e-mail accounts, each with a distinct @nettaxi.com address or your own domain and customized look and feel;

     - Commerce capability, including major credit card and eCharge services, for secure online transactions;

     - Access to Nettaxi-sponsored advertising and banner ads, and other cross-promotion opportunities;

     -     Unique  domain  name;

     -     Disk  space  for  Web  page  hosting;  and

     -     Web statistics for analyzing who  is  coming  to their site and when.

     Premium subscribers are provided with professional website services for the initial Web site's design and launch, to showcase the products and/or services in an effective manner, as well as free, easy-to-use software for updating the site at any time. In addition, subscribers are provided with special tips and techniques for making their Web sites attractive and exciting to visit, as well as mechanisms to drive traffic to their website, including our search engine and strategically placed, highly visible links to the site from other desirable web locations. Subscribers wishing to have their own domain are charged a one-time fee to register the domain with InterNIC for a two-year period.

CUSTOMER  ASSISTANCE

     To maintain Nettaxi.com as a portal that truly serves its subscribers and reflects their interests and needs, we invite and encourage subscribers and visitors to send in their comments and suggestions. We track visitor and subscriber activities, and carefully monitor the nature and content of their comments, as part of our strategy for continuing product refinement and development.

     Regardless of the type of account selected, subscribers have access to free online help at any time by simply clicking on our Help icon and by visiting the Message Boards, where they can review information posted by other subscribers, or post a query of their own. Subscribers can also find information on billing matters, special promotions, upcoming events, etc., quickly and easily on the Nettaxi.com home page.

     If they are unable to find what they are looking for, or if the information they find is confusing, subscribers can submit queries, to which we will actively and promptly respond with appropriate information or guidance. We are also currently in the process of establishing and deploying subscriber-to-subscriber support services, which are provided by online volunteers in exchange for free account upgrades or other premiums.

WEB  HOSTING

     We began providing Internet hosting and connectivity for corporate customers in 1999. Our services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and monthly connectivity charges. These "hosting" revenues are recognized in the period the services were provided.

     For the twelve months ended December 31, 1999, web hosting revenues accounted for 19% of total revenues.

ADVERTISING

ADVERTISING  SALES  AND  DESIGN

     We seek to distinguish ourselves from our competition through the creation of advertising and sponsorship opportunities that are designed to build brand loyalty for our corporate sponsors by seamlessly integrating their advertising messages into our content. Through our close relationship with our subscribers, we have the ability to deliver advertising to specific targets within our site's theme content areas, allowing advertisers to single out and effectively deliver their messages to their respective target audiences. For example, an advertiser can target its message solely to women with an interest in recreation and sports. We believe that such sophisticated targeting is a critical element for capturing worldwide advertising budgets for the Internet. Additionally, we intend to expand the amount and type of demographic information our site collects from our members, which will allow us to offer more specific data to our advertising clients.

     We intend to build a direct sales organization of professionals dedicated to maintaining close relationships with advertisers and advertising agencies nationwide. We also intend to enter into arrangements with a number of third-party advertising sales representatives pursuant to short-term agreements that in general may be terminated by either party, without notice or penalty. The sales organization would consult regularly with advertisers and agencies on design and placement of their Web-based advertising, provide customers with advertising measurement analysis and focus on providing a high level of customer service and satisfaction.

     Currently, advertisers and advertising agencies enter into short-term agreements, on average one to two months, pursuant to which they receive a guaranteed number of impressions for a fixed fee. Advertising on our site currently consists primarily of banner-style advertisements that are prominently displayed at the top of pages on a rotating basis throughout our online community, including members' personal Web sites. From each banner advertisement, viewers can hyperlink directly to the advertiser's own website, thus providing the advertiser an opportunity to directly interact with an interested customer. Our standard cost per thousand impressions depends upon a number of factors including the location of the advertisement, its size and the extent to which it is targeted for a particular audience. Discounts from standard cost per thousand impressions rates may be provided for higher volume, longer-term advertising contracts.

     We intend to increase our advertising revenues by focusing on a number of key strategies, including expanding our community content expanding our advertising customer base, increasing the cost per thousand impressions charged to advertisers by continuing to improve our ability to target advertisements to demographically distinct groups, increasing page views, increasing the average size and length of our advertising contracts, increasing the number of our direct sales representatives, and continuing to invest in improving advertising serving and advertising targeting technology.

     We also offer special sponsorship and promotional advertising programs, including contests, sampling and couponing opportunities to build brand awareness, generate leads and drive traffic to an advertiser's site. We also intend to sell sponsorships of special interest pages where topically focused content is aggregated on a permanent area within a neighborhood.

ADVERTISING  CUSTOMERS

     Recently we have begun to successfully attract both mass market consumer product companies as well as technology-related businesses advertising on the Internet. Due to our advantages as a community Web site, we believe that we are well positioned to capture a portion of the growing number of consumer product and service companies seeking to advertise online.

BANNER  ADVERTISING  FOR  SUBSCRIBERS

     To help support and drive traffic to the e-commerce storefronts of our Platinum Service account subscribers, and expand co-branding opportunities, we intend to offer special cross-promotion opportunities, including periodic
Nettaxi-sponsored advertising and banner ads at a variety of locations throughout our web site. The banners will be of the same high quality as those sold at premium prices to outside advertisers. Placement of the banner ads will be determined by a variety of factors, including appropriateness of location, opportunities for co-branding, and eventually even the activity patterns of visitors and subscribers to our web site.

     We intend to implement special software on our web site in the immediate future. The software allows us to track a user surfing through the overall web site, follow the user's patterns of activity, present ads that are targeted and relevant to the user's interests, and recommend particular products or services, based on the user's activity profile.

     In addition, the software will be able to track the particular banner and other advertising to which the user has been exposed while visiting our site. This will provide us with a record of the number and type of advertisement views accessed by users over a specified period of time, useful for determining rates for outside advertisers wishing to have a presence on our website. It will also provide us with the opportunity to rotate the particular ads it presents to a user to keep the ads "fresh" and appropriate in context. Eventually, we hope to expand our activity tracking functions to include serving content to users based on their preferences. The result will be content that is customized for a user, automatically and seamlessly.

     We have also licensed advertisement management software from Accipiter Technology, and written some custom code to extend the software's capabilities. The software tracks how many ads are served on the website, which areas and which pages to which they were served, and how many people have "clicked" on them. The software allows us to manage its advertisement selection and placement by providing an accurate advertisement count on both a real-time and a compiled-over-a-specified-time basis, information crucial to billing an advertiser. The software also provides advertisers with the ability to audit their advertisement performance on our website on a real-time basis. We provide a user ID and password to the advertiser, who can then come onto the website and track their ads at any time.

     LINKING AGREEMENTS. We are continuously looking for opportunities to connect our web site through links with other sites in a way that will increase the number of visitors to, and potential new subscribers for, our community. We have entered into a linking and promotion agreement with PI Graphix, which provides e-commerce systems and related information services on its own web site. Under the agreement, our Web sites are linked and we work with PI Graphix to develop methods of increasing cross traffic between the sites. Our agreement with PI Graphix permits us to allow end users to post three-dimensional descriptions of the products they wish to sell on our web site.

     ADVERTISING PROGRAMS. We plan to invest in online advertising to drive traffic to our site by placing advertisements on selected high volume sites, as well as purchasing targeted keywords on several popular search engines such as Yahoo!, Excite, Lycos, Infoseek and others. We also plan to advertise in traditional media such as print, radio and broadcast, on a selective, highly targeted basis, to increase the awareness of our site.

     PUBLIC  RELATIONS  SUPPORT.  By  virtue  of  its  broad  appeal  and

"entrepreneurial" focus, we anticipate that a targeted public relations campaign will yield material results in building both national and targeted local and regional awareness for Nettaxi. We do not currently have an agreement with a national public relations professional, but intend to enter into an arrangement with a suitable public relations company in the future.

     TRADE PUBLICATIONS. An effective and extreme inexpensive method of bolstering awareness of the Nettaxi brand is editorial inclusion in trade publications that target the various industry groups with which we seek to do business. We believe that several factors make us a prime candidate for editorial coverage in trade publications for the Internet industry, as well as the general media. They include:

     - Our integration of online community with premium content and ready-to-use e-commerce services;

     -     Our  "entrepreneurial"  focus;  and

     -     The  growth  of  traffic  to  our  online  community  web  site.

     We will seek out high-impact editors and reporters at publications that serve the Internet industry. We will also seek to place articles and columns written by our staff and management in various publications. This will serve to enhance our credibility and establish and promote our management and staff as experts.

OPERATIONS  AND  INFRASTRUCTURE

ADMINISTRATIVE  OPERATIONS

     To provide our subscribers with the most efficient, flexible, and innovative services possible, our administrative operations combine in-house and outsourced services and functions. Our strategy is to keep our in-house staff small, with a focus on core competencies in technical and research and development areas, and to outsource other functions and projects on an as-needed basis.

     Internal functions currently include account management, traffic management, website service updates, and other network functions that rely on UNIX shell scripts; the continued development and updating of the Internet the City CD-ROM to add to its capabilities and increase co-branding opportunities; and establishing and managing relationships with premium content providers, product vendors, and other appropriate parties. We intend to further develop our in-house production facilities to support the development of original content, including interactive content for our site and specialty content for our advertisers.

     Outsourced functions include providing and maintaining network hardware and Internet connections, providing premium content for our site and providing subscribers with selected e-commerce business services, including credit card and eCharge billing services, and managing an extensive product database and tracking its related customer activities.

INFRASTRUCTURE  &  SYSTEMS

     The development of an infrastructure with an Internet-centered network and database system that allows us to serve information and facilitate e-commerce transactions on behalf of our subscribers' Web sites is integral to the implementation of our web community and ready-to-use e-commerce storefront concept. to accommodate the substantial transaction volume that we anticipate as we build our online community of subscribers, or "citizens", vendors, and information. At this time, the basic components of our technology infrastructure are substantially in place and operational.

     Our UNIX-based electronic network for Nettaxi.com operates on a one terabyte Ethernet backbone, with two Cisco Systems Ethernet switches that prevent collisions on the network. Traffic direction for the web servers is handled by Arrowpoint's CS-100, which tracks server load conditions in real time and sends traffic to the most appropriate server to spread around and balance the load. The network is comprised primarily of Sun Microsystems high-capacity servers, and include a mix of Enterprise 450s, Ultra 1, and Ultra 5 models, all running the newest version of Sun's Solaris operating environment for network systems. These servers collectively provide approximately 1.6 terabytes of hard drive space for subscriber capacities.

     In addition, the network currently includes NT servers to handle registration and selected other database functions, using Microsoft's SQL database software. However, we have embarked on an ambitious program to shift our database functions over to a 3-tier database connectivity architecture that relies heavily on Web Objects technology - database connectivity software licensed from Apple Computer--to provide more robust and easier-to-use capabilities for subscription registration, browsing through our communities, and subscriber personalization of web pages, and to allow us to track and extract user profile and activity data more easily and in more detail.

SERVER  MAINTENANCE

     Our electronic network is located both at Alchemy Communications in Southern California and at the Exodus Communications Internet Data Center in Santa Clara, California. Exodus Communications is a provider of server hosting and provides our web site with its connection to the World Wide Web. Exodus operates Internet Data Centers in several US locations, as well as in London, and includes several major Internet companies among its clients.

     Through its network co-location agreement with Exodus, we are provided with a secure location for its network servers, multiple high-speed Internet connections, and access to 24-hour-a-day, 7-day-a-week technical support personnel and services. Exodus also provides critically important routing, redundancy, and maintenance services for the network and its Internet connections, as well as a back-up power supply capable of continuing network operations for up to a week in the event of a power failure.

COMPETITION

     The markets in which we are engaged are new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially-available software. We currently or potentially compete with a number of other companies for users, advertisers and electronic commerce marketers, including a number of large online communities and services that have expertise in developing online commerce, and a number of other small services, including those that serve specialty markets.

     Other companies that are primarily focused on creating Internet online communities include Tripod and AngelFire, subsidiaries of Lycos; Yahoo, theGlobe.com, Xoom.com, Alloy Online, iVillage, and Tripod, in the future,
 Internet communities may be developed or acquired by companies currently operating Web directories, search engines, shareware archives, content sites, Internet Service Providers and other entities, which may have more resources than ours.

     In addition, we currently and in the future face competition from traditional media companies, a number of which, including Disney, CBS, Fox and NBC, have recently made significant acquisitions or investments in Internet companies.

     Furthermore, we compete for users and advertisers with other content providers and with thousands of Web sites operated by individuals, the government and educational institutions. Such providers and sites include AOL, Angelfire, CNET, CNN/Time Warner, Excite, Hotmail, Infoseek, Lycos, Microsoft, Netscape, Switchboard, Xoom, ESPN.com, ZDNet.com and Yahoo!

     We believe that the following are the principal competitive factors for companies seeking to create online communities on the Internet:

     -     community  cohesion  and  interaction;

     -     customer  service;

     -     brand  recognition;

     -     web  site  convenience  and  accessibility;

     -     price;

     -     quality  of  search  tools;  and

     -     system  reliability.

     Once our e-commerce functions become fully operational, we will also be competing with companies in the online commerce market. This market is new, rapidly evolving and intensely competitive. Current and new competitors can launch new Web sites at relatively low cost. The products and services that might be offered through our site will compete with other retailers and direct marketers, some of which may specifically target our potential customers. We anticipate that we will compete with various mail-order and Web-based retailers; various traditional retailers, either in their physical or online stores; various online service providers that offers products of interest to our potential customers, including AOL, Microsoft, and other providers mentioned above; and e-commerce Web sites, such as Amazon.com, Etoys and CDnow.

     We believe that the following are the principal competitive factors in the online commerce market:

     -     brand  recognition;

     -     quality  of  site  content;

     -     merchandise  selection;

     -     convenience;

     -     price;

     -     customer  service;  and

     -     reliability  and  speed  of  fulfillment.

     Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than us. In addition, other online services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Therefore, our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than us or may try to attract traffic by offering services for free. Increased competition may result in reduced operating margins, loss of market share and diminished value of our brand.

     A key factor that will set us apart from other portals in the future is our ability to offer subscribers of ready-to-use e-commerce capabilities, including full hosting of a subscriber's domain, e-commerce storefront building, and fulfillment and billing services. However, our e-commerce functions are not yet fully operational, and there can be no assurance that we will be able to compete successfully against other e-commerce providers who may develop similar services. Further, as a strategic response to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, results of operations and financial condition. New technologies and the expansion of existing technologies may increase the competitive pressures on us by enabling our competitors to offer a lower-cost service. Certain Web-based applications that direct Internet traffic to certain Web sites may channel users to services that compete with us. Any and all of these events could have a material adverse effect on our business, results of operations and financial condition.

INTELLECTUAL  PROPERTY

     We currently have pending applications before the United States Patent and Trademark Office for trademark and service mark protection for "Nettaxi", as a brand name for our website, "Internet the City", the Company's CD-ROM training product, "URL", our animated guide character, and the Nettaxi "taxicab". If these applications are approved, protection will be available for the periods prescribed by law.

     We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with our suppliers in order to limit access to and disclosure of our proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. While we intend to pursue registration of our trademarks and service marks in the U.S. and internationally, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

     We also rely on technologies that we license from third parties, such as the suppliers of key database technology, the operating system and specific hardware components for our products and services. These licenses extend for terms ranging from one year to perpetuity and are subject to satisfaction of conditions laid out in the specific licensing agreements. There can be no assurance that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition.

     Although we do not believe that we infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.

GOVERNMENT  REGULATION

     Our company, operations and products and services are all subject to regulations set forth by various federal, state and local regulatory agencies. We take measures to ensure our compliance with all such regulations as promulgated by these agencies from time to time. The Federal Communications Commission sets standards and regulations regarding communications and related equipment.

     There are currently few laws and regulations directly applicable to the Internet. It is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. The growth of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes.

     Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for our products and services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition. In addition, because our services are accessible worldwide and we facilitate sales of goods to users worldwide, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

     As  of  December  31,  1999,  we  had  29  employees,  including:

     -     3  in  customer  support;

     -     9  in  product  development;

     -     13  in  sales,  marketing  and  business  development;  and

     -     4  in  administration.

     We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management and key technical personnel. The competition for qualified personnel in our industry and geographical location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future. From time to time, we also engage independent contractors to support our research and development, marketing, sales and support and administrative organizations. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

ITEM  1A.    RISK  FACTORS

     You should consider carefully the following risks before you decide to buy our common stock. Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks.

WE HAVE A LIMITED OPERATING HISTORY, HAVE INCURRED LOSSES SINCE INCEPTION, AND EXPECT LOSSES FOR THE FORESEEABLE FUTURE

     We were incorporated in October 1997. Accordingly, we have only a limited operating history upon which you can evaluate our business and prospects. Since our inception, we have incurred net losses, resulting primarily from costs related to developing our Web site, attracting users to our Web site and establishing the Nettaxi.com brand. At December 31, 1999, we had an accumulated deficit of $13,336,400. Losses have continued to grow faster than our revenues during our limited operating history. This trend is reflective of our continued investments in technology and sales and marketing efforts to grow the business. Because of our plans to continue to invest heavily in marketing and promotion, to hire additional employees, and to enhance our Web site and operating infrastructure, we expect to incur significant net losses for the foreseeable future. We believe these expenditures are necessary to strengthen our brand recognition, attract more users to our Web site and generate greater online revenues. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability.

WE  REQUIRE  FURTHER  CAPITAL TO PURSUE OUR BUSINESS OBJECTIVES

     We  currently  believe  that we have sufficient cash to fund our operations
through  December  2000.   After  that  time,  we  will  be  required  to  seek
additional capital to sustain our operations. We expect to generate a portion of the necessary cash flow through advertising and hosting revenues, but will also need to obtain capital through other sources such as equity or debt financing. We cannot assure you that we will be able to achieve and sustain positive cash flow or profitability or that we will have other sources available to provide the financial resources necessary to continue our operations. Given our limited resources and our history of losses from operations, we will also need to raise additional funds in order to fund expansion of our business, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. No assurances can be given, however, that we will be able to obtain such additional resources. If we are unsuccessful in generating anticipated resources from one or more of the anticipated sources, and unable to replace the shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various services or entry into various markets, and otherwise scaling back operations. If we are unable to generate the required resources, our ability to meet our obligations and to continue our operations would be adversely affected.

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

OUR REVENUE GROWTH IN PRIOR PERIODS IS NOT INDICATIVE OF FUTURE GROWTH AND WE CANNOT ACCURATELY PREDICT OUR FUTURE REVENUES

     We had revenues of approximately $5,032,800 and $258,000 for the years ended December 31, 1999 and 1998, respectively. While our growth rate has been strong, it is unlikely that revenue will continue to grow at this rate in the future and our performance during these periods should not be taken as being indicative of future trends. In addition, approximately $1,285,000 of the revenues for the year ended December 31, 1999 were derived from credit card transaction processing fees, a revenue stream that has declined significantly and will not be significant in future periods. Accurate predictions regarding our revenues in the future are difficult and should be considered in light of our limited operating history and rapid changes in the ever evolving Internet market. For example, our ability to generate revenues in the future is dependent in part on the success of our capital-raising efforts and the investments that we intend to make in sales and marketing, infrastructure, and content development. Our revenues for the foreseeable future will remain primarily dependent on the number of customers that we are able to attract to our Web site, and secondarily on sponsorship and advertising revenues. We cannot forecast with any degree of certainty the number of visitors to our Web site, the number of visitors who will become customers, or the amount of sponsorship and advertising revenues. Similarly, we cannot provide any guarantees regarding the revenues that will be generated from e-commerce products and services that we intend to make available on our site.

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

FUTURE CONVERSION OF THE DEBENTURES AND EXERCISE OF THE WARRANTS AND INVESTMENT OPTIONS MAY SIGNIFICANTLY DILUTE YOUR HOLDINGS; WE NEED TO REGISTER ADDITIONAL COMMON STOCK FOR SUCH CONVERSIONS

     As of February 23, 2000, an aggregate of $2,400,000 principal amount of debentures were outstanding, which debentures were convertible into shares of our common stock. Such debentures entitle the holder to exercise investment options to purchase additional shares of our common stock upon conversion of the debentures. If fully converted and exercised on February 23, 2000, the debentures and investment option would be convertible into an aggregate of 4,396,170 shares of our common stock, but this number of shares could prove to be significantly greater in the event of a decrease in the trading price of the common stock due to required adjustments in the conversion price. Purchasers of our common stock could therefore experience substantial dilution of their investment upon conversion of the debentures and exercise of the investment options. In addition, as of February 23, 2000, warrants to purchase 150,000 shares of common stock issued to the purchasers of debentures and exercisable over the next five years at a price of $7.857 (subject to adjustment) were outstanding. We do not currently have enough shares registered under the Securities Act of 1933 to provide freely tradable stock upon conversion of the remaining debentures and exercise of the conversion option and warrants. Our agreement with the holder of the debentures, conversion option and warrants requires us to maintain this registration and our failure to do so could cause us to incur certain penalties. The shares of common stock into which the debentures may be converted and the investment options and the warrants may be exercised are in the process of being registered; however, there can be no assurance that such registration will be declared effective. For a discussion of the conversion formula, please refer to the section below entitled "Description of Capital Stock--Warrants and Debentures".

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

     In 1999 and 1998, we experienced several interruptions and degradations of service as a result of our third party service provider's inability to deliver the contractual bandwidth required to handle our traffic volume. These interruptions result in decreased Web usage volume and therefore impact our ability to serve advertising impressions for our customers. These interruptions can materially impact our revenues. We estimate that during 1998 we lost approximately $35,000 in revenue because of this, and during 1999 we lost an additional $35,000 in revenues.

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

WE  PLAN  TO  GROW RAPIDLY, AND EFFECTIVELY MANAGING OUR GROWTH MAY BE DIFFICULT

     Our business plan contemplates a period of significant expansion. In order to execute our business plan, we must continue to grow significantly. This growth will strain our personnel, management systems and resources. To manage our growth, we must implement operational and financial systems and controls and recruit, train and manage new employees. Some key members of our management have only recently been hired, including our chief financial officer and controller. These individuals have had little experience working with our management team. We cannot be sure that we will be able to integrate new executives and other employees into our organization effectively. In addition, there will be significant administrative burdens placed on our management team as a result of our status as a public company. If we do not manage growth effectively, we will not be able to achieve our financial and business goals.

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

INTENSE COMPETITION FROM OTHER INTERNET-BASED BUSINESSES MAY REDUCE OUR MARGINS AND MARKET SHARE AND CAUSE OUR STOCK PRICE TO DECLINE

     The markets in which we are engaged are new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. Competition could result in price reductions for our products and services, reduced margins or loss of market share. Consolidation within the online commerce industry may also increase competition.

     We currently or potentially compete with a number of other companies including a number of large online communities and services that have expertise in developing online commerce, and a number of other small services, including those that serve specialty markets. Many of our potential competitors have longer operating histories, larger customer bases, greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than us.

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

WE WOULD LOSE REVENUES AND INCUR SIGNIFICANT COSTS IF OUR SYSTEMS OR MATERIAL THIRD PARTY SYSTEMS ARE NOT YEAR 2000-COMPLIANT

     We have not devised a Year 2000 contingency plan. Although we did not experience any Year 2000-related problems on January 1, 2000, and have not experienced any such problems to date, the failure of our internal systems, or any material third party systems, to be Year 2000-compliant could have a material and adverse effect on our business, results of operations and financial condition if the compliance problems significantly impair access to and use of our Web site.

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

WE MAY NOT BE ABLE TO TAKE FULL ADVANTAGE OF POTENTIAL TAX BENEFITS FROM OUR NET OPERATING LOSS CARRYFORWARDS

     At December 31, 1999 we had net operating loss carryforwards available to reduce future taxable income that aggregated approximately $11,200,000 for Federal income tax purposes. These benefits expire through 2019. Pursuant to a "change in ownership" as defined by the provisions of the Tax Reform Act of 1986, utilization of our net operating loss carryforwards may be limited, if a cumulative change of ownership of more than 50% occurs within a three-year period. We have not determined if an ownership change has occurred. If it has, we may not be able to take full advantage of potential tax benefits from our net operating loss carry forwards.

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

     Efforts to regulate or eliminate the use of mechanisms which automatically collect information on users of our Web site may interfere with our ability to target our marketing efforts and tailor our Web site offerings to the tastes of our users.

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

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE

     As of February 28, 2000, 5,698,219 shares of our common stock were immediately eligible for sale in the public market without restriction or further restriction under the Securities Act of 1933, unless purchased by or issued to any "affiliate" of ours, as that term is defined in Rule 144 promulgated under that act. Additionally, we have filed a registration statement on Form s-8 ( Registration No. 333-32678 ) to register all shares of common stock under our 1998 and 1999 stock option plans. Shares issued upon exercise of stock options, including options for 1,194,144 shares that were exercisable as of February 15, 2000, are eligible for resale in the public market without restriction. If our stockholders sell substantial amounts of our common stock under Rule 144 or pursuant to the aforementioned registration statement, the market price of our common stock could be adversely affected and our ability to raise additional capital at that time through the sale of our securities could be impaired.

WE  NEED  TO  INCREASE  THE  NUMBER  OF SHARES OF COMMON STOCK AUTHORIZED IN OUR
ARTICLES  OF  INCORPORATION

     We have issued a significant number of shares of our common stock and options, warrants, debentures and other rights to acquire shares of our common stock. Currently, if all of the outstanding options, warrants, debentures and other rights to acquire shares of our common stock were converted into shares of common stock by the holders thereof, the total number of shares then issued and outstanding would exceed the 50,000,000 shares authorized in our Articles of Incorporation. In order to insure that we have enough shares authorized to permit all of the holders of outstanding options, warrants, debentures and other rights to acquire shares of our common stock to convert such rights, we intend to seek necessary board and shareholder approval to increase the number of shares authorized in our Articles of Incorporation. There can be no assurance that such an increase will be approved or that such an increase will provide an adequate remedy for the holders of such rights.

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

     -     announcements  of  technological  innovations;

     -     conditions  or  trends  in  the  Internet  industry;  and

     -     changes  in  the  market  valuations  of  other  Internet  companies.


ITEM  2.          PROPERTIES

     Our headquarters are currently located in a leased facility in Campbell, California, consisting of approximately 8,600 square feet of office space to accommodate management, operations, and research and development functions, which is under a lease that expires in April 2002. We also lease 580 square feet of office space in Las Vegas, Nevada which we use for general administrative purposes. This lease was entered into on May 27, 1999 and has a one-year term and we have an option to renew it for an additional two years. We believe that our current facilities are adequate for our present needs.


ITEM  3.          LEGAL  PROCEEDINGS

     On July 9, 1999, after our public announcement of the filing of our registration statement on form S-1, (Registration No. 333-78129) four disaffected shareholders in Simply Interactive, Inc., led by Ronald Ventre, filed an action in the Santa Clara County Superior Court against Warren J. Kaplan, Frank McGrath, Bruno Henry, Alan K. Fetzer, Robert Divenere, Robert A. Rositano, Sr., Robert A. Rositano, Jr., Dean Rositano, Glenn Goelz, Nettaxi.com, Nettaxi Online Communities, Inc., SSN Properties, LLC and others. The case number is CV 783127. Other than the brief settlement negotiations referred to below, there has been no activity on this matter since the action was filed.

     Mr. Kaplan was formerly the chief executive officer and a director of Simply Interactive. He also became a member of SSN Properties and is currently the chief operating officer of AboveNet Communications, Inc. Mr. McGrath was a director of Simply Interactive. He also became a member of SSN Properties and is currently a vice president of MCI WorldCom. Messrs. Henry, Fetzer, and DiVenere were all former officers of Simply Interactive, and Mr. Henry also served as a director of Simply Interactive. Robert A. Rositano, Sr. was a director of Simply Interactive and became the managing member of SSN Properties. He currently owns more than 5% of the outstanding shares of our common stock following a distribution by SSN Properties to its members in March 1999. Robert
A. Rositano, Jr. was formerly an executive vice president of Simply Interactive and served as a director until May 1996. He is currently chief executive officer, secretary and a director of Nettaxi. Dean Rositano was formerly an executive vice president of Simply Interactive and served as a director until May 1996. He is currently president, chief operating officer and a director of Nettaxi. Mr. Goelz was the chief financial officer of Simply Interactive from August 1996 to July 1997 and joined us as chief financial officer in April 1999. All individual defendants held shares, or options to purchase shares, of Simply Interactive.

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

     The factual basis for the proceedings as alleged by the Ventre group can be summarized as follows. The Ventre group alleges that between February and April 1996, they made a series of investments in Simply Interactive and thereby became minority shareholders. Thereafter, according to the complaint, the board of directors of Simply Interactive, without due diligence and disclosure to the minority shareholders, increased the debts and expenses of Simply Interactive. The Ventre group then alleges that the defendants raised capital through the sale of $5.5 million principal amount of convertible notes, secured by all the assets and properties of Simply Interactive, to three of the defendants, that the minority shareholders were not given notice of the proposed financing and an opportunity to participate, and that the entire transaction is void or voidable because the board of directors of Simply Interactive was improperly constituted at the time. The Ventre group goes on to allege that SSN Properties, which acquired the notes from the original purchaser, foreclosed on the assets of Simply Interactive without reason in August 1997. Finally, the complaint alleges that the assets formerly used by Simply Interactive were transferred to us through a series of transactions in violation of fiduciary obligations owed by the defendants to the minority shareholders of Simply Interactive.

     Our officers and directors believe that the Ventre group's claims are without merit and that significant issues of proof exist with regard to the relevant facts as alleged in the complaint. For example, the individual defendants have advised that the issuance of the notes followed numerous failed attempts to raise additional funds from outside sources, and that foreclosure occurred only after Simply Interactive's default in its obligations to make required interest payments. Moreover, while the complaint does include us as defendants with respect to the allegations arising out of the events described above, our current operating company, Nettaxi Online Communities, was not launched until September 1997.

     In fact, Nettaxi Online Communities did purchase certain assets from SSN Properties in October 1997, including the original Internet the City CD-ROM product; a domain name; furniture, fixtures, and equipment; plus other assets which have since been abandoned. However, the assets acquired by Nettaxi Online Communities from SSN Properties at that time represented less than 50% of the value of the foreclosed assets. As described in the notes to our financial statements, the aggregate value of the assets acquired by Nettaxi Online Communities from SSN Properties was $2,000,000, which amount was verified by an independent appraiser.

     In 1998, we experienced several significant functional problems with portions of a purchased technology program, namely the web to database software application, due to those components incompatability with subsequent releases of upgraded versions of its operating system. Following attempts to make these components of the acquired technology compatible, we decided, in December 1998, not to spend additional monies on these components but to replace them. We wrote off the unamortized portion of this impaired technology that reduced the value of the assets by approximately $700,000. Currently, the unamortized cost of the remaining assets purchased from SSN Properties as a percentage of our total assets is approximately 10%. Moreover, the role of these assets, which were intended to be revenue-generating products in Simply Interactive's business model, is substantially different for us in that we view them primarily as a tool to drive traffic to our site and not necessarily as an independent revenue source. It should also be noted that our business model for an online community is substantially different than Simply I nteractive's objective of licensing, distribution, and sale of the CD-ROM product and marketing and sales of the impaired software application described above.

     Since the action was filed, discussions regarding a possible settlement have taken place. However, Ventre's group has demanded that Robert A. Rositano, Sr., Dean Rositano and Robert A. Rositano, Jr. give them shares of our common stock having an approximate value of $2.08 million. Given that the Ventre group's original investment in Simply Interactive was approximately $675,000, and that the officers and directors of Nettaxi believe that the Ventre group's claims are without merit, the demand was rejected and the defendants intend to vigorously defend the litigation. In its agreement with us for the original sale and purchase of the assets, SSN Properties agreed to indemnify us against claims that might be brought by Simply Interactive with respect to rights that Simply Interactive might have in the transferred assets. We are currently seeking confirmation of the indemnity obligation from SSN Properties.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
None.

                                     PART II
                                     -------


ITEM  5.     MARKET  FOR  THE  REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

     Our common stock has been traded on the NASD O-T-C Market Bulletin Board under the trading symbol "NTXY" since October 1, 1998. Prior to that date, our common stock was not actively traded in the public market. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by various Bulletin Board market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.


PERIOD                                     LOW  CLOSE     HIGH  CLOSE
------                                     ----------     -----------
FISCAL  YEAR  ENDED  DECEMBER  31,  1998:
Fourth  Quarter                             $  4.500         $  8.750
(October  1  -  December  31,  1998)

FISCAL  YEAR  ENDED  DECEMBER  31,  1999:
First  Quarter                              $  6.625         $ 17.625
(January  1  -  March  31, 1999)

Second  Quarter                             $ 11.500         $ 29.500
(April  1  - June 30, 1999)

Third  Quarter                              $  7.437         $ 16.500
(July  1  -  September 30, 1999)

Fourth  Quarter                             $  2.218         $  7.500
(October  1  -  December  31,  1999)

FISCAL  YEAR  ENDING  DECEMBER  31,  2000:
First  Quarter                              $  1.437         $  8.093
(January  1  -  March  13, 2000)


     On March 13, 2000, the closing price for our common stock on the Bulletin Board was $8.093 per share. As of March 9, 2000, there were 363 stockholders of record who held shares of our common stock, which figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominees.

DIVIDEND  POLICY

     To date, no dividends have been declared or paid on any of our capital stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by the Company during the year ended December 31, 1999. Also included is the consideration, if any, received by the Company for such shares and options and information relating to the section of the Securities Act of 1933, or rule of the Securities and Exchange Commission under which exemption from registration was claimed.

     (1) From January, 1999 to December, 1999, the Company pursuant to its 1998 Stock Option Plan, issued options to purchase 2,614,000 shares of common stock to its key employees, with exercise prices ranging from $7.437 to $44.00 per share. These issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

     (2) In March, 1999 the Company issued an option to purchase an aggregate of 125,000 shares of Common Stock to Wall Street Trading Group pursuant to the Common Stock Purchase Option to Purchase Common Shares of Nettaxi. The exercise price for the Option is $8.00 per share. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

     (3) On March 31, 1999, the Company issued convertible debentures in the amount of $5,000,000 and warrants to purchase 150,000 shares of common stock of the Company. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

     (4) In May, 1999 the Company issued an aggregate amount of 7,000,000 shares of common stock to the former shareholders of Plus Net, Inc. pursuant to the Merger Agreement and Plan of Reorganization between the Company and Plus Net. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

     (5) In May, 1999 the Company issued options to purchase up to 150,000 shares of common stock to Fontenelle LLC. The options vest upon the completion of financial consulting services to be provided to the Company by Fontenelle LLC. The exercise price for the options is $14.875 per share. This issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

     (6) In December, 1999 the Company issued 350,000 shares of Common Stock to Sinclair Davis Trading Corp. in exchange for consulting services. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

     (7) From January to March 2000, we issued options to purchase up to 1,508,800 shares of common stock under our 1999 stock option plan to three current and one former member of our board of directors who were not employees of the Company, 3 officers and 33 key employees with exercise prices ranging from $1.44 to $2.44 per share, which was not less than the fair market value of the shares on the date of grant. The issuances were made in reliance on
Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to the Company that the shares were being acquired for investment.

     (8) In February 2000 we issued 175,000 shares of Common Stock to Sinclair Davis Trading Corp. in exchange for consulting services. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

     (9) In February 2000 we issued approximately 15.8 million shares of Common Stock and warrants to purchase up to an equal number of shares of common stock in exchange for approximately $23.6 million. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

ITEM  6.     SELECTED  CONSOLIDATED  FINANCIAL  DATA

SUMMARY  FINANCIAL  DATA

     Set forth below are summary statements of operations data for the period from October 23, 1997, date of incorporation, to December 31, 1997 and for the years ended December 31, 1998 and 1999, and summary balance sheet data as of December 31, 1997, 1998 and 1999. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing elsewhere in this Form.

For the Period from October 23, 1997, date of incorporation, to December 31,1997 and for the years ended December 31, 1998, and 1999

                                                1997         1998          1999
                                            -----------  ------------  ------------
STATEMENT OF OPERATIONS DATA:
Net revenues . . . . . . . . . . . . . . .  $  144,900   $   258,000   $ 5,032,800
------------------------------------------  -----------  ------------  ------------
  Gross profit . . . . . . . . . . . . . .  $   57,500   $    18,200   $ 1,029,000
------------------------------------------  -----------  ------------  ------------
  Loss from operations . . . . . . . . . .  $ (142,100)  $(3,082,300)  $(9,402,500)
------------------------------------------  -----------  ------------  ------------
  Net loss . . . . . . . . . . . . . . . .  $ (159,700)  $(3,113,600)  $(9,880,400)
------------------------------------------  -----------  ------------  ------------
  Net loss available to common shareholders $ (327,200)  $(3,127,900)  $(9,880,400)
------------------------------------------  -----------  ------------  ------------
  Basic loss per share . . . . . . . . . .  $    (0.06)  $     (0.32)  $     (0.46)
------------------------------------------  -----------  ------------  ------------
  Diluted loss per share . . . . . . . . .  $    (0.06)  $     (0.32)  $     (0.46)
------------------------------------------  -----------  ------------  ------------
WEIGHTED-AVERAGE COMMON SHARES:
------------------------------------------
     Basic outstanding shares. . . . . . .   5,483,500     9,724,781    21,274,203
------------------------------------------  -----------  ------------  ------------
  Diluted outstanding shares . . . . . . .   5,483,500     9,724,781    21,274,203
------------------------------------------  -----------  ------------  ------------
BALANCE SHEET DATA:
------------------------------------------
     Working capital (Deficiency). . . . .  $ (222,900)  $   300,400   $(2,053,000)
------------------------------------------  -----------  ------------  ------------
  Total assets . . . . . . . . . . . . . .  $2,082,300   $ 1,652,700   $ 6,031,200
------------------------------------------  -----------  ------------  ------------
  Long-term liabilities. . . . . . . . . .  $  773,500   $     5,400   $ 3,200,000
------------------------------------------  -----------  ------------  ------------
  Total stockholders' equity (Deficiency).  $  973,400   $ 1,332,100   $(2,000,300)
------------------------------------------  -----------  ------------  ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of Nettaxi should be read in conjunction with the Consolidated Financial Statements and the Related Notes included elsewhere in this Form. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ mat erially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under "Risk Factors" in Item 1A and elsewhere in this Form.

OVERVIEW

     We were incorporated in October 1997 and launched our Web site in July 1998. Located in Campbell, California, we are a developer of commerce-enabled and content-rich communities that offer subscribers, or "citizens", a place to build their home pages or businesses on the Internet.

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

     As a result of our merger with Plus Net, Inc. in May 1999, we received revenues from credit card processing fees during the first half of 1999, with minimal revenues being earned in the third quarter of 1999. The contract through which these fees have been derived terminated in December 1999 and we anticipate that revenues of this type will be minimal in the foreseeable future.

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

RESULTS OF OPERATIONS - COMPARISON OF THE TWELVE MONTHS ENDED DECEMBER 31, 1999 AND 1998

     NET REVENUES. Net revenues for the year ended December 31, 1999 increased 1,851% to approximately $5.03 million from $258,000 in the year ended December 31, 1998. The absolute dollar increase is the result of the increase in the number of advertisers and the average contract duration and value (the result of higher web site traffic to nettaxi.com web pages), an increase in revenues from the corporate web hosting, transaction processing fee revenue, and to a lesser extent, increases in our royalties and customization fees associated with the distribution of our CD ROM product. Barter revenues accounted for approximately 7% of total revenues for the twelve months ended December 31, 1999. One customer accounted for approximately 17% of the total revenues in the twelve months ended December, 13, 1999. For the year ended December 31, 1998, four customers accounted for approximately 28%, 21%, 13%, and 12% of revenues.

     ADVERTISING REVENUES. Advertising revenues for the year ended December 31, 1999 and 1998 were approximately $2.67 million and approximately $177,000, respectively, which represented 53% and 69%, respectively, of total net revenues. The year over year increase in absolute dollars resulted from an increase in the number of advertisers as well as the increase in average contract commitments of these advertisers as a result of increased web traffic to our web site.

     TRANSACTION PROCESSING FEES. Transaction processing fees were approximately $1.29 million for the year ended December 31, 1999, which represented 19%, of total net revenues. There were no transaction processing fees in 1998. Transactions fees consist of revenue derived from credit card evaluations and from the processing of on-line credit card transactions. The 1999 revenue is attributable to the merger with Plus Net, Inc. in May 1999. The contract through which these fees have been derived terminated in December, 1999 and we do not expect revenues of this type to be significant in future periods.

     HOSTING REVENUES. Our hosting revenues were approximately $945,000 for the year ended December 31, 1999, which represented 19%, of total net revenues. There were no hosting revenues in 1998. In the third quarter of 1999, the Company began providing internet hosting and connectivity services for corporate customers. Our services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and monthly connectivity charges. These "hosting" revenues were recognized in the period the services were provided.

     COST OF OPERATIONS. Cost of operations were approximately $400 million and $240,000 for the years ended December 31, 1999 and 1998, respectively. The substantial absolute dollar increases for the twelve month period in 1999 over 1998 is the result of increased costs for co-location expenses (Internet connection charges), equipment costs and depreciation of equipment, amortization of intangible assets, and expenses for third party content and development. In the third quarter of 1999, we began providing Internet connectivity services to corporate customers and required purchases of additional bandwidth to service these customers. These costs are expected to continue to increase as our web traffic increases and our corporate customer require additional bandwidth for our "citizens".

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consisted primarily of salaries of our sales and marketing personnel, marketing, promotion, advertising and related costs. Sales and marketing expenses were approximately $4.79 million and $746,000 for the twelve month periods ended December 31, 1999 and 1998, respectively. The absolute dollar increases in the twelve month period in 1999 over the comparable period in 1998 in sales and marketing expenses was primarily attributable to expansion of our online and print advertising, public relations and other promotional expenditures as well as increased sales and marketing personnel and related expenses required to implement our marketing strategy. In the third quarter of 1999, the Company began to implement aggressive marketing campaigns online and in traditional media to promote the Nettaxi.com brand and attract an increasing number of visitors to our Web site.

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

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately $2.19 million and $635,000 for the twelve month periods ended December 31, 1999 and 1998, respectively. The absolute dollar increases for both the twelve month period in 1999 over 1998 primarily attributable to ongoing updating of the infrastructure and technological development of our web site. The increase also includes increased salaries and associated hiring costs that are a result of the highly competitive nature of hiring in the internet software marketplace. We experienced substantial costs for engineer consultants during the twelve month period ended December 31, 1999 and expects these increased costs to continue as we continue to recruit and retain personnel to meet the research and development requirements.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted primarily of salaries and related costs for our executive, administrative, and finance personnel, as well as legal, accounting and other professional service fees. General and administrative expenses were approximately $3.46 million and $1.05 million for the respective twelve month periods ended December 31, 1999 and 1998 respectively. The increase in absolute dollars for the twelve month period in 1999 over 1998 was primarily due to increases in the number of general and administrative personnel, increase in fees for professional services and amortization of deferred compensation expenses, related to the issuance of common stock and option sot consultants. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operation as a public company.

     ASSET IMPAIRMENT For the year ended December 31, 1998 operating expenses includes a one time adjustment of $667,000 for asset impairment. Asset impairment write down was to adjust the carrying amount of portions of the purchased technology, namely the web to database software application to its net realizable value. For the period ended December 31, 1999, no asset impairment write-down was recorded.

     INTEREST EXPENSE. Net interest expense was approximately $351,100 and $59,000 for the respective twelve month period ended December 31, 1999 and 1998. The net interest expense for the twelve month periods ended December 31, 1999 and 1998 related to the convertible promissory note that was issued on March 31, 1999 and to amortization of deferred interest related to warrants issued in conjunction with the convertible promissory note.

     OTHER INCOME. In the twelve months ended December 31, 1998 we realized a gain of $28,500, from the disposal of capital equipment. No gain was realized in 1999.

     INCOME TAXES. At December 31, 1999, we had net operating loss carry forwards available to reduce future taxable income that aggregate approximately $11,200,000 for Federal income tax purposes. These benefits expire through 2019. Pursuant to a "change in ownership" as defined by the provisions of the Tax Reform Act of 1986, utilization of our net operating loss carry forwards may be limited if a cumulative change of ownership of more than 50% occurs over a three-year period. We have not determined if an ownership change has occurred.

     In the twelve months ended December 31, 1999 we recorded a tax provision which relates to earnings made by Plus Net, Inc. during its fiscal period before our merger.

RESULTS OF OPERATIONS - COMPARISON OF THE PERIOD OCTOBER 23, 1997, DATE OF INCORPORATION, TO DECEMBER 31, 1997 AND THE TWELVE MONTHS ENDED DECEMBER 31, 1998

     NET REVENUES. Net revenues for the twelve months ended December 31, 1998 were approximately $258,000 and for the period ended December 31, 1997 approximately $144,900. The revenues for the 1997 period were principally derived from royalties from the distribution of our CD-ROM tutorial product. Revenues for the twelve months ended December 31, 1998 reflect the shift from the initial start-up phase of the Company to the current business model that derives a majority of its revenue from the sale of banner advertisements.

     ADVERTISING REVENUES. Advertising revenues for the twelve months ended December 31, 1998 were approximately $177,000 or approximately 69% of total revenues. There were no advertising revenues for the period ended December 31, 1997. The Company began the sale of banner advertising on the internet in the third quarter of 1998.

     ROYALTY REVENUES. Our royalty revenues were approximately $61,700 for the twelve months ended December 31, 1998, which represented approximately 24% of total revenues, and approximately $132,300 for the period ended December 31, 1997, which represented approximately 91% of total revenues. The Company initially derived its revenues from the distribution of the CD-ROM tutorial product.

     COST OF OPERATIONS. Cost of operations were approximately $239,800 for the twelve months ended December 31, 1998 and $87,400 for the period ended December 31, 1997. The substantial absolute dollar is the result of increased costs for co-location expenses (Internet connection charges), software and equipment costs, and depreciation of equipment as a result of build-out of our web site.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consisted primarily of salaries of our sales and marketing personnel. Sales and marketing expenses were approximately $745,600 and $3,100 for the twelve month period ended December 31, 1998 and the period ended December 31, 1997, respectively. The absolute dollar increase represents the shift from the early research and development stages of the Company to the current business model as an online community generating revenues from the sales of advertising that required the shift in resources to focus on the sales and marketing efforts to promote the brand awareness of the Company and increased traffic on our web site.

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

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately $634,700 and $36,500 for the twelve month period ended December 31, 1998 and the period ended December 31, 1997, respectively. The absolute dollar increases in research and development expenses were primarily attributable to ongoing updating of the infrastructure and technological development of our web site, increased salaries that are a result of the highly competitive nature of hiring in the internet software marketplace. We expect these increased costs to continue as we continue to recruit and retain personnel to meet the research and development requirements of the Company.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted primarily of salaries and related costs for our executive, administrative, and finance personnel, as well as legal, accounting and other professional service fees. General and administrative expenses were approximately $1.05 million and $160,000 for the twelve month period ended
December 31, 1998 and the period ended December 31, 1997, respectively. The increase in absolute dollars in general and administrative expenses was primarily due to increases in the number of general and administrative personnel and the increase in fees for professional services. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operation as a public company.

     ASSET IMPAIRMENT For the twelve months ended December 31, 1998 operating expenses includes a one time adjustment of $667,000 for asset impairment. Asset impairment write down was to adjust the carrying amount of portions of the purchased technology, namely the web to database software application to its net realizable value. For the period ended December 31, 1997, no asset impairment write-down was recorded.

     INTEREST INCOME/EXPENSE. Net interest expense for the twelve months ended December 31, 1998 was approximately $59,000 and $17,000 for the period ended December 31, 1997. The net interest expense for both periods was related to the convertible promissory note that was issued on November 1, 1997 which was converted into shares of common stock in September 1998.

     INCOME TAXES. The provision for income taxes for the year ended December 31, 1998 and the period ended December 31, 1997 consisted of minimum state taxes. At December 31, 1998, we had net operating loss carryforwards available to reduce future taxable income that aggregate approximately $ 1,227,000 for Federal income tax purposes.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of December 31, 1999, the Company had cash and cash equivalents of approximately $988,000, compared to approximately $466,000 at December 31, 1998.

     Net cash used in operating activities equaled approximately $5.36 million and $665,800 for the twelve-month periods ended December 31, 1999 and 1998, respectively. We had significant negative cash flows from operating activities for both of the twelve month periods primarily from our net operating losses, adjusted for non-cash items, and increases in accounts receivable balances due to the time lag between revenue recognition and the receipt of payments from advertisers. These factors were offset by significant increases in accounts payable and accrued expenses.

     Net cash used in investing activities was approximately $2.16 million and $124,600 for the twelve month periods ended December 31, 1999 and 1998, respectively. Substantially all of the cash used in investing activities for both periods was primarily related to the purchase of capital equipment in connection with the build out of our Web site and infrastructure.

     Net cash provided by financing activities was approximately $8.04 million and $1.21 million for the twelve month periods ended December 31, 1999 and 1998, respectively. Net cash provided by financing activities in 1998 consisted primarily of net proceeds from the issuance of our common stock. Net cash provided by financing activities in 1999 consisted of both net proceeds from issuance of common stock and issuance of a convertible promissory note.

     We incurred net losses of approximately $9.88 million and $3.13 million for the year ended December 31, 1999, and 1998, respectively. At December 31, 1999, we had an accumulated deficit of approximately $13.34 million. The net losses and accumulated deficit resulted from the significant operational, infrastructure and other costs incurred in the development and marketing of our services and the fact that revenues failed to keep pace with such costs. As a result of our expansion plans and our expectation that our operating expenses, especially in the areas of sales and marketing, will continue to increase significantly, we expect to incur additional losses from operations for the foreseeable future. To the extent that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition would be materially and adversely affected. There can be no assurance that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

     We  currently  believe  that we have sufficient cash to fund our operations
through  December  2000.   After  that  time,  we  will  be  required  to  seek
additional capital to sustain our operations. We expect to generate a portion of the necessary cash flow through advertising and hosting revenues, but will also need to obtain capital through other sources such as equity or debt financing.

     We recently completed a private placement of our common stock. As a result, we raised approximately $ 23.6 million in exchange for approximately
15.8 million shares of common stock issued to investors. The investors also received warrants to purchase up to an equal number of shares of our common stock  exercisable  at  an  exercise price  of  $4.00  per  share.  All  of  the investors completed subscription agreements and represented to the Company that they were accredited investors, purchasing the shares for their own account.

     We are currently negotiating with other prospective investors; however to date, no agreements for additional financing have been consummated. We cannot assure you that we will be able to achieve and sustain positive cash flow or profitability or that we will have other sources available to provide the financial resources necessary to continue our operations. If we are unsuccessful in generating resources from one or more of the anticipated sources and are unable to replace any shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the expansion or introduction of various services, and otherwise scaling back operations. If we were unable to generate the required resources, our ability to meet our obligations and to continue our operations would be adversely affected.

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

     Although as of February 28, 2000 we have experienced no material technical problems related to the Year 2000, we will continue to seek verification from other key vendors, distributors and suppliers that they are Year 2000 compliant or, if they are not presently compliant, to provide a description of their plans to become so. To the extent that vendors failed to provide certification that they are Year 2000 compliant, we have terminated and replaced these relationships.

     We have conducted an internal assessment of all material information technology and non-information technology systems at our headquarters for Year 2000 compliance. We experienced no problems with these systems on January 1, 2000 or since that time, and believe that these material systems are currently Year 2000 compliant.

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

     RISKS. Although as of February 28, 2000 we have experienced no material technical problems related to the Year 2000, there can be no assurance that we will not discover Year 2000 compliance problems in our systems that will require substantial revisions or replacements. In the event that the operational facilities that support our business, or our Web-hosting facilities, are not Year 2000 compliant, we may be unable to deliver goods or services to our customers and portions of our Web site may become unavailable. In addition, there can be no assurance that third party software, hardware or services incorporated into our material systems will not need to be revised or replaced, which could be time-consuming and expensive. Our inability to fix or replace third party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in our software, hardware or systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. Statement of Financial Accounting Standards No.131 requires that public companies report information about operating segments in their annual financial statements and in subsequent condensed financial statements of interim periods issued to shareholders. This statement also requires that public companies report information about their products and services, the geographic areas in which they operate and their major customers. Reportable operating segments are determined based on the management approach, as defined by Statement of Financial Accounting Standards No. 131. The management approach is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. We have determined that we do not have any separately reportable business segments.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employer's Disclosure about Pension and Other Post retirement Benefits, which standardized the disclosure requirements for pension and other post retirement benefits. The adoption of Statement of Financial Accounting Standards No. 132 had no impact on the Company's current disclosures.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement of Financial Accounting Standards No.133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement of Financial Accounting Standards No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, The FASB Issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133" which amends SFAS No. 133 to be effective for all fiscal quarters or all fiscal years beginning after June 15, 2000.

     Historically, we have not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard to have a material impact on our results from operations, financial position or cash flows.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, Software for Internal Use, which provides guidance on accounting for the cost of computer software developed or obtained for internal use. Statement of Position 98-1 is effective for financial statements for fiscal years beginning after December 13, 1998. We do not expect that the adoption of Statement of Position 98-1 will have a material impact on its consolidated financial statements.


ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

MARKET  RISK

     We could be exposed to market risk related to any and all of our debt obligations for financing working capital and capital equipment requirements in the future. Historically, we have financed such requirements from the issuance of both preferred and common stock. In addition, we have augmented our equity financing activities via the issuance of convertible debt. We continue to consider financing alternatives, which may include the incurrence of long term indebtedness. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. We believe that based on the terms and maturities of any future debt obligations that the market risk would be minimal. We currently do not have any material market rate risks.

EFFECTS  OF  INFLATION

     Due to relatively low levels of inflation in 1997, 1998 and 1999, inflation has not had a significant effect on our results of operations.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     Our financial statements, schedules and supplementary data, as listed under
Item  14,  appear  in  a  separate section of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

DIRECTORS,  EXECUTIVE  OFFICERS  AND  KEY  EMPLOYEES

     Our directors, executive officers and other key employees, and their ages, as of February 28, 2000 are as follows:

NAME . . . . . . . . . . .  AGE  POSITION
--------------------------  ---  -----------------------------------------------------
Robert A. Rositano, Jr.(1)   30  Chief Executive Officer, Secretary and Director
Dean Rositano(1) . . . . .   27  President and Director
Glenn Goelz. . . . . . . .   42  Vice President, Chief Financial Officer and Treasurer
Robert Speicher. . . . . .   44  Vice President of Sales and Marketing
Brian Stroh. . . . . . . .   29  Vice President of Information Services
Andrew Garroni (2) (3) . .   44  Director
Ron R. Goldie. . . . . . .   48  Director

(1)     Robert  A.  Rositano,  Jr.  and  Dean  Rositano  are  brothers.
(2)     Member  of  Compensation  Committee
(3)     Member  of  Audit  Committee

     Each director holds his office until the next annual meeting on the stockholders and until his successor is elected and qualified. Executive officers are appointed by and serve at the pleasure of our board of directors.

     Set forth below is certain information regarding the business experience during the last five years of each of the above named persons.

     ROBERT A. ROSITANO, JR. Mr. Rositano Jr. co-founded Nettaxi Online Communities, Inc., a Delaware corporation , in October, 1997. He has served as Chief Executive Officer and Secretary of Nettaxi since the reorganization with Swan Valley and prior to that served in the same capacities with Nettaxi Online Communities from its inception. He has over seven years of experience in the internet service provider and Internet industry. In February 1995, he co-founded Simply Interactive, Inc. , an Internet/intranet software company, and served as Executive Vice President in the areas of Inside Sales, Customer Service and Product Development until he co-founded Nettaxi Online Communities. In January 1994, he co-founded Digital Data Express, a company focused on beginner level Internet users, and served as Chief Executive Officer until February 1995 when Digital Data Express was acquired by Simply Interactive. From 1992 to 1994, Mr. Rositano was hired on as the third employee at Netcom On-line Communications in 1992 and served as a senior sales and account manager until 1993.

     DEAN ROSITANO. Mr. Rositano co-founded Nettaxi Online Communities in October, 1997. He has served as President of Nettaxi since the reorganization with Swan Valley and prior to that served in the same capacities with Nettaxi Online Communities. He has over seven years of experience in the ISP and Internet industry. In February 1995, he co-founded Simply Interactive, Inc., an Internet/intranet software company, and served as Vice President of Technology until he co-founded Nettaxi Online Communities. While at Simply Interactive, he assembled a digital production studio and produced the Internet the City CD-ROM in a three month time frame on three platforms, Windows 3.1, Windows 95, and Macintosh. In January 1994, he co-founded Digital Data Express and served as President and Chief Executive Officer until February 1995 when Digital Data Express was acquired by Simply Interactive. At Digital Data Express, Mr. Rositano co-produced and directed the world's first Internet training video "Introduction to the Internet."

     GLENN  GOELZ.  Mr.  Goelz  was  appointed  Vice  President, Chief Financial
Officer and Treasurer in April, 1999. He has 19 years of broad financial experience across several high technology fields. Prior to joining Nettaxi, he was a principal of his own consulting firm specializing in strategic business and financial consulting to multinational firms and Internet start-up companies. From August 1997 to January, 1999 Mr. Goelz served as the Vice President of Finance and Operations for Pictra, Inc., a photo e-commerce start-up company. From April 1996 to July 1997, he served in various capacities with Simply Interactive, including Vice-President-Controller and Chief Financial Officer. From April of 1995 to April 1996, Mr. Goelz served as the Worldwide Controller at Logitech, Inc., a worldwide provider of computer mice and senseware. Prior to this, Mr. Goelz served as the Corporate Controller at Auspex Systems, Inc. a provider of high performance data servers from 1993 to 1995. Mr. Goelz earned his Bachelor's degree in Business and Economics, with a concentration in accounting, from Lehigh University.

     ROBERT SPEICHER. Robert Speicher joined Nettaxi in October, 1999 to serve as our Vice President of Sales and Marketing. From November, 1994 through October, 1999; Speicher was Executive Vice President and General Manager at Wood Associates, a marketing and promotions company. Prior to that, he served as President of Plastech Marketing, Inc., a company that introduced biodegradable polymer technologies to the promotional merchandise industry. He has also served as Vice President of Sales at Multidate Corporation, a company
dedicated   to   providing  automation  solutions  for  the  financial  services industry. He earned his Bachelor's degree from San Diego State University and his MBA from Pepperdine University.

     BRIAN STROH. Mr. Stroh was appointed Vice President of Information Services in October, 1997. He has close to four years of experience in the Internet service provider and Internet industry. From December 1995 to June 1996 he was head of Customer Service of a customer service, inside sales department which grew to eight employees. He assisted in the development of a robust call center and customer database. He also served in a managerial role, assisting in the development of the second edition to Ques Mega Web Directory. Mr. Stroh earned his Bachelor's degree from the University of Colorado at Boulder.

     ANDREW GARRONI. Mr. Garroni has served as a director since completion of our merger with Plus Net in May 1999. Under the terms of our merger agreement with Plus Net, Mr. Garroni was appointed as a member of the board of directors. Mr. Garroni has over 20 years experience in the development and management of start-up entertainment companies. He currently serves as Executive Producer of Showtime's movie series "Naked City," a position he has held since January, 1998. From 1990 to September, 1998 he served as President of Axis Films International, Inc. supplying films to cable television networks such as Home Box Office, Showtime Networks and DBS providers like Direct TV. He began his career in New York as a principal partner in the motion picture Production Company Cinerex Associates, Inc. whose clients included Twentieth Century Fox and Orion Pictures. While in New York, he helped create Magnum Motion Pictures and Magnum Entertainment. Mr. Garroni has a Bachelor's degree in Marketing from Fairleigh Dickinson University.

     RON R. GOLDIE. Mr. Goldie has served as a director since completion of our merger with Plus Net in May 1999. Under the terms of our merger agreement with Plus Net, Mr. Goldie was appointed as a member of the board of directors. From March 1990 to December 1995 he was a senior partner at the law firm of Jeffer, Mangels, Butler and Marmaro. From March 1996 to February 1997 he was a senior partner at Coudert Brothers. From February 1997 to March 1998 he was a senior partner at Stroock and Lavan. In March, 1999 he became a senior member of the corporate department of Mitchell Silberberg and Knupp, a ninety year old Los Angeles based law firm. Mr. Goldie specializes in business planning and transactions ranging from local to international matters. The practice includes a range from mergers and acquisitions, securities practice, secured and asset based lending transactions, advising regarding structure and development and general and corporate business matters. Mr. Goldie received his Bachelor's degree and Law degree from the University of Southern California, and was admitted to the California Bar in 1975.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     EXECUTIVE EMPLOYMENT AGREEMENTS. On August 1, 1998 Nettaxi Online Communities, Inc. entered into executive employment agreements with Robert A. Rositano, Jr. and Dean Rositano, and these agreements continued in effect after the reorganization with Swan Valley Snowmobiles, Inc. Pursuant to the terms of their individual executive employment agreements, Robert A. Rositano, Jr. is to perform the duties Chief Executive Officer and serve as a member of the board of directors, and Dean Rositano is to perform the duties of President and serve as a member of the board of directors. Each executive employment agreement provides for an annual base salary of $125,000 which may be increased by the board of directors, in its discretion. The base salary also is to increase by ten percent per annum, which increase shall be cumulative for each year. Under the executive employment agreements, each executive is also eligible for annual bonus compensation in the minimum amount of $50,000 up to a maximum amount equal to the base salary then payable. The board of directors is to determine the amount of the annual bonus based upon performance targets established by the board of directors. Under the executive employment agreements, Robert A. Rositano, Jr. and Dean Rositano each received warrants to purchase up to 883,952 shares of the common stock of Nettaxi Online Communities. The warrants were to vest over three years and vesting was accelerated upon the reorganization with Swan Valley. Robert A. Rositano, Jr. and Dean Rositano each exercised their warrants in September, 1998. They have each been granted registration rights with respect to shares of common stock issued upon exercise of the warrants. Each executive is eligible to receive three weeks paid vacation for the first year of employment and four weeks per year thereafter. They are also eligible to participate in the health, life insurance, medical, retirement and other benefit programs which we may offer from time to time. Each executive receives a car allowance in an amount not to exceed $600 per month plus insurance and costs of repair and may be reimbursed for other reasonable expenses incurred during the course of performing their duties.

     The term of the executive employment agreements is four years and they are automatically renewed for successive periods of one year unless terminated prior to such renewal. We may terminate either executive at any time with or without cause. The term "cause" is defined in the executive employment agreements as:

     -     conviction  or  plea  of  no  contest  to  a  felony;
     -     willful  gross  misconduct  materially  injurious  to  Nettaxi;
     - willful and material failure to substantially perform duties other than a failure resulting from disability;
     -     violation  of  the  agreement's  covenant  not  to  compete;  or
     - disclosure of material confidential information without prior written consent.

If any executive is terminated without cause, he is to receive severance pay equal to:

     -     the  base  salary  for  the  remainder  of  the  term;
     - minimum bonus plus any pro rata bonus in excess of the minimum bonus;
     - pre payment of all automobile allowance for the remaining period of the term; and
     - continued coverage for life, health and disability insurance for the remainder of the term.

The above amounts shall be due in one lump sum payment three days following the termination of his employment without cause. If there is a "change in control" with respect to Nettaxi, the executives may terminate their executive employment agreements and be entitled to severance in the amount of three years of annual benefits to be realized in accordance with the terms of the executive employment agreements, payable in one lump sum. "Change in control" is defined in the executive employment agreements as:

     - any change of equity such that more than 50% of the outstanding shares of our outstanding shares are transferred to a third party;
     - debt ownership such that more than 50% of our outstanding shares are transferred to a third party; or
     -     a  sale  of  70%  or  more  of  our  assets.

The executive employment agreements also contain covenants restricting the disclosure of our confidential information, the solicitation of our employees or agents and the ability of the executives to engage in competing activities with us.

     In the course of the previous year, as a result of our limited human resources both Robert A. Rositano and Dean Rositano have performed other responsibilities not necessarily within the scope of the definition of their positions under the executive employment agreements.

     OTHER EXECUTIVE EMPLOYMENT AGREEMENTS. We have also entered into employment agreements with each of Messrs. Glenn Goelz and Robert Speicher. Each agreement has a term of three years and automatically renews for successive periods of one year unless terminated prior to such renewal. We may terminate him at any time with or without cause. The term "cause" is defined in the executive employment agreements as:

     -     conviction  or  plea  of  no  contest  to  a  felony;
     -     willful  gross  misconduct  materially  injurious  to  Nettaxi;
     - willful and material failure to substantially perform duties other than a failure resulting from disability; or
     - disclosure of material confidential information without prior written consent.

Messrs. Goelz and Speicher are eligible to receive severance pay if terminated without cause or if Nettaxi experiences a change in control and either of them elects to terminate the agreement. The severance payment would be:

     -     the  base  salary  for  the  remainder  of  the  term;
     -     minimum bonus plus any pro rata bonus in excess of the minimum bonus;
and
     - continued coverage for health and other benefits for the remainder of the term.

Additionally, the vesting of all options to purchase common stock of the Company would be accelerated immediately. The severance payment would be due in one lump sum three days following the termination of employment. "Change in control" is defined in the employment agreements as:

     - any change of equity such that more than 50% of the outstanding shares of our outstanding shares are transferred to a third party;
     - debt ownership such that more than 50% of our outstanding shares are transferred to a third party; or
     -     a  sale  of  substantially  all  of  our  assets.

The employment agreements also contain covenants regarding the assignment of inventions, restricting the disclosure of our confidential information, the solicitation of our employees or agents and the ability of Mr. Goelz to engage in competing activities.

     Our agreement with Mr. Goelz was entered into as of April 1, 1999. Under the agreement, Mr. Goelz is employed as Chief Financial Officer of the Company and is expected to perform the duties consistent with the position including the management of the financial operations of the Company and the hiring of personnel. Mr. Goelz receives a base salary of $125,000 until August 1, 1999 at which time the base salary will increase to $150,000. He is also eligible for annual bonus compensation in the minimum amount of $50,000 up to a maximum amount equal to the base salary then payable. The board of directors is to determine the amount of the annual bonus based upon performance targets established by the board of directors. He also is to receive options to purchase up to 250,000 shares of our common stock, which vest over three years, under our 1998 Stock Option Plan. He receives three weeks paid vacation for the first year of employment and four weeks per year thereafter. He is also eligible to participate in the health and other benefit programs which we may offer from time to time.

     Our agreement with Mr. Speicher was entered into as of September 1999. Under the agreement, he is employed as Vice President of Sales and Marketing and is expected to perform the duties consistent with the position including the management and supervision of the sales and marketing operations and duties of the Company and the hiring of personnel. Mr. Speicher receives an annual base salary of $175,000. He is also eligible for annual bonus compensation in the minimum amount of $50,000 up to a maximum amount equal to the base salary then payable. The board of directors is to determine the amount of the annual bonus based upon performance targets established by the board of directors. He also is to receive options to purchase up to 250,000 shares of our common stock, which vest over three years, under our 1998 Stock Option Plan. He receives three weeks paid vacation for the first year of employment and four weeks per year thereafter. He is also eligible to participate in the health and other benefit program which we may offer from time to time.

BOARD  COMMITTEES

     The Compensation Committee of the board of directors determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. The compensation committee also administers our 1998 Stock Option Plan. There is currently only one member of the Compensation Committee, Mr. Garroni. Prior to May 3, 1999, we did not have a Compensation Committee or any other committee of the board of directors that performed any similar functions.

     The Audit Committee of the board of directors reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. Mr. Garroni is currently the only member of the audit committee.

     The  board  of  directors  does  not  have  a  nominating  committee.

DIRECTORS'  COMPENSATION

     Directors who are also employees of Nettaxi receive no compensation for serving on the board of directors. With respect to directors who are not employees, we intend to reimburse such directors for all travel and other expenses incurred in connection with attending meetings of the board of directors and any committees of the board of directors. Non-employee directors are also eligible to receive grants of non-qualified stock options under our 1998 stock option plan and our 1999 stock option plan. We intend to grant our non-employee directors, subject to shareholder ratification, options to purchase common stock under our stock option plans to provide us with an effective way to recruit and retain qualified individuals to serve as members of the board of directors.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     We did not have a Compensation Committee or other committee of the board of directors performing similar functions during the fiscal years ending December
31, 1997 and 1998. Messrs. Robert A. and Dean Rositano are each officers of Nettaxi and, as members of the board of directors, participated in deliberations of the board of directors relating to the compensation of our executive officers. As indicated above, the board of directors established a Compensation Committee as of May 3, 1999.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that, during the last fiscal year, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with except that initial reports on Form 3 were filed late by Messrs. Robert A. Rositano, Jr., Dean Rositano, Glenn Goelz, Ron Goldie, Andrew Garroni, Steven Antebi and Roger Thornton.

ITEM  11.     EXECUTIVE  COMPENSATION


     The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to our Chief Executive Officer and President, collectively, the "named executives" during the years ended December 31, 1998 and 1999:


                          SUMMARY COMPENSATION TABLE(1)

                             ANNUAL COMPENSATION            LONG-TERM COMPENSATION
NAME AND                     YEAR   SALARY ($)   BONUS ($)  NUMBER OF SECURITIES
PRINCIPAL                                                   UNDERLYING WARRANTS/
POSITION                                                    OPTIONS (#)
--------------------------  -------  ----------  ---------  ----------------------
Robert A. Rositano, Jr. . . 1998(2)  $95,917(3)     -       1,012,347
Chief Executive Officer
                            1999     156,550     132,500    600,000

Dean Rositano . . . . . . . 1998(2)  $95,917(3)     -       1,012,347
President
                            1999     156,550     132,500    600,000


(1) The columns for "Other Annual Compensation" "Restricted Stock Awards" "LTP Payouts" and "All Other Compensation" have been omitted because there is no compensation required to be reported.

(2) Information set forth herein includes services rendered by the Named Executives while employed by Nettaxi Online Communities, Inc. prior to the reorganization with Swan Valley Snowmobiles, Inc. and by Nettaxi following the reorganization with Swan Valley. No other executive officer or employee received compensation in excess of $100,000 during this period.

(3) For each Named Executive, includes $93,000 in cash compensation and 16,574 shares of common stock issued to each of the Named Executives in February, 1998 in lieu of salary earned in 1998 having an ascribed value of $2,198 as determined by the board of directors.

WARRANT  AND  OPTION  GRANTS  IN  LAST  YEAR

     The following table sets forth information concerning warrants and options granted to the named executives during 1999.

                                   WARRANT AND OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 1999

NAME       Number of       % of Total       Exercise      Expiration       Potential Realizable Value at
           Securities   Warrants/ Options    Price Per       Date          Assumed Annual Rates of Stock
           Underlying       Granted to         Share                       Price Appreciation for Option
           Warrants/   Employees in 1999     ($/Sh)                        Term
           Options
           Granted (#)
                                                                         -------------  -----------------
                                                                          5%             10%
---------  -----------  ------------------  -----------  --------------  -------------  -----------------
Robert A.     600,000          21.1%           $ 9.075       8/07           $1,869,000   $5,166,000
Rositano,
Jr.

Dean. . .     600,000          21.1%           $ 9.075       8/07           $1,869,000   $5,166,000
Rositano

     No SARs were granted to either of the Named Executives during 1999. Each warrant and option represents the right to purchase one share of our common stock. In 1999, we granted officers, employees and consultants warrants and options to purchase an aggregate of 2,614,000 shares of our common stock. The options shown may terminate before their expiration dates if the optionee's status as an employee or consultant is terminated or upon the optionee's death or disability

     The options for each of the named executives were granted pursuant to our 1998 stock option plan and vest in the following manner:

     -     options  to  purchase 100,000 shares vest in 12 monthly installments;
           and

     - options to purchase 500,000 shares vest upon our achievement of specific business objectives which have been established by the board of directors.

     The amounts indicated in the columns under the heading "Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term" Amounts represent hypothetical gains that could be achieved for the respective warrants and options if exercised at their end of their respective terms. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future prices of the common stock. Actual gains, if any, on any exercises of warrants and options are dependent upon the future performance of our common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

WARRANT  AND  OPTION  EXERCISES  AND  YEAR-END  OPTION  VALUES

     The following table sets forth information with respect to the named executives concerning their exercise of warrants during 1999 and exercisable and unexercisable stock options held by them as of December 31, 1999.

              AGGREGATE WARRANT AND OPTION EXERCISES IN 1999 AND YEAR END OPTION VALUES

NAME                         Value          Number  of  Unexercised       Value of Unexercised In-the-
                Shares       REALIZED($)    Options  at  Year  End(#)     Money Options at Year End($)
               Acquired On                -----------------------------  -------------------------------
               EXERCISE (#)                Exercisable   Unexercisable    Exercisable   Unexercisable
-------------  -----------  ------------  ------------  ---------------  ------------  -----------------
Robert A. . .  0            $0.00         43,333        596,667          $21,370       $64,110
Rositano, Jr.

Dean Rositano  0            $0.00         43,333        596,667          $21,370       $64,110


     No SARs were owned or exercised by any of the named executives during the year ended December 31, 1999.

     The amounts shown in the columns under the heading "Value of Unexercised In-the-Money Options at Year End" are based on a per share fair market value of our common stock equal to $2.937 at December 31, 1999, the closing price for our common stock on that date as reported by various market makers for our common stock on the Over-The-Counter Market Bulletin Board. Each of the named executives has options to purchase 40,000 shares of common stock which were "in the money" at year end. Options to purchase 10,000 of these shares were exercisable and the remaining options to purchase 30,000 had yet to become exercisable.

EMPLOYEE  BENEFIT  PLANS

     1999 STOCK OPTION PLAN. Our 1999 Stock Option Plan was adopted by the board of directors in January 2000. It will be presented to our stockholders for ratification at our annual meeting of stockholders to be held in late spring of 2000. The following description of our 1999 Stock Option Plan is a summary and qualified in its entirety by the text of the plan, which is filed as an exhibit to this Form.

     The purpose of the 1999 Stock Option Plan is to enhance our profitability and stockholder value by enabling us to offer stock based incentives to employees, directors and consultants. The 1999 Stock Option Plan authorizes the grant of options to purchase shares of common stock to employees, directors and consultants of Nettaxi and its affiliates. Under the 1999 Stock Option Plan, we may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. Incentive stock options may only be granted our employees.

     The number of shares available for options under the 1999 Stock Option Plan is 3,300,000. The 1999 Stock Option Plan is administered by the Compensation Committee of the board. Subject to the provisions of the 1999 Stock Option Plan, the Compensation Committee has authority to determine the employees, directors and consultants of Nettaxi who are to be awarded options and the terms of such awards, including the number of shares subject to such option, the fair market value of the common stock subject to options, the exercise price per share and other terms.

     Incentive stock options must have an exercise price equal to at least 100% of the fair market value of a share on the date of the award and generally cannot have a duration of more than 10 years. If the grant is to a stockholder holding more than 10% of our voting stock, the exercise price must be at least 110% of the fair market value on the date of grant. Terms and conditions of awards are set forth in written agreements between Nettaxi and the respective option holders. Awards under the 1999 Stock Option Plan may not be made after the tenth anniversary of the date of its adoption but awards granted before that date may extend beyond that date.

     If the employment with Nettaxi of the holder of an incentive stock option is terminated for any reason other than as a result of the holder's death or disability or for "cause" as defined in the 1999 Stock Option Plan, the holder may exercise the option, to the extent exercisable on the date of termination of employment, until the earlier of the option's specified expiration date and 90 days after the date of termination. If an option holder dies or becomes disabled, both incentive and non-qualified stock options may generally be exercised, to the extent exercisable on the date of death or disability, by the option holder or the option holder's survivors until the earlier of the option's specified termination date and one year after the date of death or disability.

     As of February 15, 2000, options to purchase up to 1,508,800 shares of common stock had been granted under the 1999 Stock Option Plan, and options to purchase 1,791,200 shares were available for future grants. We have registered the shares subject to issuance under the plan pursuant to our registration statement on Form S-8 (Registration No. 333-32678.)

     Optionees have no rights as stockholders with respect to shares subject to option prior to the issuance of shares pursuant to the exercise thereof. Options issued to employees under the 1999 Stock Option Plan shall expire no later than ten years after the date of grant. An option becomes exercisable at such time and for such amounts as determined at the discretion of the board of directors or the Compensation Committee at the time of the grant of the option. An optionee may exercise a part of the option from the date that part first becomes exercisable until the option expires. The purchase price for shares to be issued to an employee upon his exercise of an option is determined by the board of directors or the Compensation Committee on the date the option is granted. The purchase price is payable in full in cash, by promissory note, by net exercise or by delivery of shares of our common stock when the option is exercised. The 1999 Stock Option Plan provides for adjustment as to the number and kinds of shares covered by the outstanding options and the option price therefor to give effect to any stock dividend, stock split, stock combination or other reorganization of or by Nettaxi.

     1998 STOCK OPTION PLAN. Our 1998 Stock Option Plan was adopted by the board of directors, and ratified and approved by our stockholders, as of September 29, 1998. The following description of our 1998 Stock Option Plan is a summary and qualified in its entirety by the text of the plan, which is filed as an exhibit to this Form.

     The purpose of the 1998 Stock Option Plan is to enhance our profitability and stockholder value by enabling us to offer stock based incentives to employees, directors and consultants. The 1998 Stock Option Plan authorizes the grant of options to purchase shares of common stock to employees, directors and consultants of Nettaxi and its affiliates. Under the 1998 Stock Option Plan, we may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. Incentive stock options may only be granted our employees.

     The number of shares available for options under the 1998 Stock Option Plan is 3,000,000. The 1998 Stock Option Plan is administered by the Compensation Committee of the board. Subject to the provisions of the 1998 Stock Option Plan, the Compensation Committee has authority to determine the employees, directors and consultants of Nettaxi who are to be awarded options and the terms of such awards, including the number of shares subject to such option, the fair market value of the common stock subject to options, the exercise price per share and other terms.

     Incentive stock options must have an exercise price equal to at least 100% of the fair market value of a share on the date of the award and generally cannot have a duration of more than 10 years. If the grant is to a stockholder holding more than 10% of our voting stock, the exercise price must be at least 110% of the fair market value on the date of grant. Terms and conditions of awards are set forth in written agreements between Nettaxi and the respective option holders. Awards under the 1998 Stock Option Plan may not be made after the tenth anniversary of the date of its adoption but awards granted before that date may extend beyond that date.

     If the employment with Nettaxi of the holder of an incentive stock option is terminated for any reason other than as a result of the holder's death or disability or for "cause" as defined in the 1998 Stock Option Plan, the holder may exercise the option, to the extent exercisable on the date of termination of employment, until the earlier of the option's specified expiration date and 90 days after the date of termination. If an option holder dies or becomes disabled, both incentive and non-qualified stock options may generally be exercised, to the extent exercisable on the date of death or disability, by the option holder or the option holder's survivors until the earlier of the option's specified termination date and one year after the date of death or disability.

     As of February 15, 2000, no shares had been issued as the result of the exercise of options previously granted under the 1998 Stock Option Plan, 2,580,166 shares were subject to outstanding options and 419,834 shares were available for future grants. The exercise prices of the outstanding options ranged from $0.80 to approximately $44.00. The options under the 1998 Stock Option Plan vest over varying lengths of time pursuant to various option agreements that we have entered into with the grantees of such options.

     We have registered the the shares subject to issuance under the plan pursuant to our registration statement on form S-8 (file No. 333-32678)., pursuant to the Securities Act of 1933.

     Optionees have no rights as stockholders with respect to shares subject to option prior to the issuance of shares pursuant to the exercise thereof. Options issued to employees under the 1998 Stock Option Plan shall expire no later than ten years after the date of grant. An option becomes exercisable at such time and for such amounts as determined at the discretion of the board of directors or the Compensation Committee at the time of the grant of the option. An optionee may exercise a part of the option from the date that part first becomes exercisable until the option expires. The purchase price for shares to be issued to an employee upon his exercise of an option is determined by the board of directors or the Compensation Committee on the date the option is granted. The purchase price is payable in full in cash, by promissory note, by net exercise or by delivery of shares of our common stock when the option is exercised. The 1998 Stock Option Plan provides for adjustment as to the number and kinds of shares covered by the outstanding options and the option price therefor to give effect to any stock dividend, stock split, stock combination or other reorganization of or by Nettaxi.

     401(K) SAVINGS PLAN. Effective June 1, 1999 we instituted the Nettaxi 401(k) Savings Plan . Eligible employees may begin making deferrals under the 401(k) Savings Plan. The 401(k) Savings Plan is intended to be a qualified plan under Internal Revenue Code Section 401(a), with a cash or deferred option governed by Section 401(k) Savings of the Internal Revenue Code. Employees may elect to defer their eligible current compensation up to the statutorily and 401(k) Savings Plan prescribed limits and have the amount of such deferral contributed to the 401(k) Savings Plan. Contributions to the 401(k) Savings Plan are invested in the investment funds described in the 401(k) Savings Plan.

INDEMNIFICATION  AGREEMENTS

     We intend to enter into indemnification agreements with our directors and officers. These agreements will provide, in general, that we shall indemnify and hold harmless such directors and officers to the fullest extent permitted by law against any judgments, fines, amounts paid in settlement, and expenses incurred in connection with, or in any way arising out of, any claim, action or proceeding against, or affecting, such directors and officers resulting from, relating to or in any way arising out of, the service of such persons as our directors and officers. Currently, directors and officers are entitled to the benefits of the limitation of liability provided under our charter documents and the laws of the State of Nevada.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of our common stock as of February 15, 2000 by:

     - each person, or group of affiliated persons, who we know beneficially owns 5% or more of our common stock;

     -     each  of  our  directors  and  executive  officers;  and

     -     all  of  our  directors  and  executive  officers  as  a  group.

     The percentages of total shares of common stock set forth below assume that only the indicated person or group has exercised options and warrants which are exercisable within 60 days of February 15, 2000 and do not reflect the percentage of common stock which would be calculated if all other holders of currently exercisable options or warrants had exercised their securities.

     Unless otherwise indicated in the footnotes to the table, (1) the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own and (2) unless otherwise indicated, the address of each beneficial owner listed below is c/o Nettaxi.com, 1696 Dell Avenue, Campbell, California.


NAME OF BENEFICIAL OWNER                                     NUMBER OF SHARES        PERCENT OF
EXECUTIVE OFFICERS AND DIRECTORS:                            BENEFICIALLY OWNED (1)     CLASS
-----------------------------------------------------------  ----------------------  -----------

Robert A. Rositano, Jr. . . . . . . . . . . . . . . . . . .               1,999,911         8.3%
-----------------------------------------------------------  ----------------------  -----------
Dean Rositano . . . . . . . . . . . . . . . . . . . . . . .               2,081,901         8.6%
                                                             ----------------------  -----------
Glenn Goelz . . . . . . . . . . . . . . . . . . . . . . . .                 104,433           *
-----------------------------------------------------------  ----------------------  -----------
Robert Speicher . . . . . . . . . . . . . . . . . . . . . .                  55,886           *
-----------------------------------------------------------  ----------------------  -----------
Brian Stroh . . . . . . . . . . . . . . . . . . . . . . . .                 122,284           *
-----------------------------------------------------------  ----------------------  -----------
Andrew Garroni. . . . . . . . . . . . . . . . . . . . . . .                 225,000         1.0%
-----------------------------------------------------------  ----------------------  -----------
Ron R. Goldie . . . . . . . . . . . . . . . . . . . . . . .                 200,000           *
-----------------------------------------------------------  ----------------------  -----------
All directors and executive officers as a group (7 Persons)               4,789,415        17.9%
-----------------------------------------------------------  ----------------------  -----------
OTHER 5% STOCKHOLDERS:
-----------------------------------------------------------
      Robert A. Rositano, Sr. . . . . . . . . . . . . . . .               2,705,830        11.7%
-----------------------------------------------------------  ----------------------  -----------
      Janice Rose Rositano-Battistella, . . . . . . . . . .               1,738,018         7.5%
      Trustee of the Janice Rose Rositano-
      Battistella Trust
-----------------------------------------------------------  ----------------------  -----------

*     Less  than  one  percent.

     Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 15, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person.

     Robert  A.  and  Dean  Rositano  are  brothers.

     The number of shares shown for Robert A. Rositano, Jr. includes 98,000 shares of common stock subject to options that will be exercisable within 60 days of February 15, 2000. Excludes 798,000 shares of common stock subject to options that will not be exercisable within 60 days of February 15, 2000.

     The number of shares shown for Dean Rositano includes 98,000 shares of common stock subject to options that will be exercisable within 60 days of February 15, 2000. Excludes 798,000 shares of common stock subject to options that will not be exercisable within 60 days of February 15, 2000.

     The number of shares shown for Glen Goelz includes 104,433 shares of common stock subject to options that will be exercisable within 60 days of February 15, 2000. Excludes 269,567 shares of common stock subject to options that will not be exercisable within 60 days of February 15, 2000.

     The number of shares shown for Robert Speicher 55,786 includes shares of common stock subject to options that will be exercisable within 60 days of February 15, 2000. Excludes 294,214 shares of common stock subject to options that will not be exercisable within 60 days of February 15, 2000.

     The number of shares shown for Brian Stroh includes 16,000 shares of common stock subject to options that will be exercisable within 60 days of February 15, 2000. Excludes 30,000 shares of common stock subject to options that will not be exercisable within 60 days of February 15, 2000.

     The number of shares shown for Andrew Garroni includes 150,000 shares of common stock subject to options that are currently exercisable.

     The number of shares shown for Ron Goldie includes 150,000 shares of common stock subject to options that are currently exercisable.

     The shares shown for Robert Rositano, Sr. were received as part of a pro-rata distribution to the members of SSN Properties, LLC in April 1999. Mr. Rositano is a managing member of SSN Properties and the father of Robert A. Rositano, Jr. and Dean Rositano. Mr. Rositano's address is 14836 Three Oaks Court, Saratoga, California 95070.

     The shares shown for Janice Rose Rositano-Battistella, Trustee of the distribution to the members of SSN Properties, LLC in April 1999. Ms. Rositano-Battistella is the mother of Robert A. Rositano, Jr. and Dean Rositano. Ms. Rositano-Battistella's address is 143 El Altillo Court, Los Gatos, California 95030.

ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The following describes transactions to which we were or are a party and in which any of our directors, officers, or significant stockholders, or members of the immediate family of any of the foregoing persons, had or has a direct or indirect material interest.

STOCK  TRANSACTIONS  BY  NETTAXI  ONLINE  COMMUNITIES,  INC.

     Issuances To Founders. Nettaxi Online Communities, Inc. was formed in October 1997 by Robert A. Rositano, Jr. and Dean Rositano. At the time of formation, each of them was issued 1,288,044 shares of common stock of Nettaxi Online Communities in consideration of their efforts in establishing that company and developing its initial business strategy.

     On February 12, 1998, Robert A. and Dean Rositano each were issued an additional 66,297 shares of Nettaxi Online Communities common stock in lieu of salary compensation earned by them between October 1997 and January 1998 in the amount of $11,667.

     In March 1998, Robert A. and Dean Rositano each were issued warrants to purchase 88,395 shares of Nettaxi Online Communities common stock. On August 1, 1998, they were each issued warrants to purchase 883,952 shares of Nettaxi Online Communities common stock pursuant to the executive employment agreements. All the warrants issued to Robert A. and Dean Rositano each were exercised in September 1998.

     During 1998, Robert A. and Dean Rositano transferred 129,435 and 137,012 shares, respectively, of Nettaxi Online Communities common stock by gift to individuals.

     All the shares of Nettaxi Online Communities common stock held by Robert A. and Dean Rositano and their donees were converted into shares of our common stock in the reorganization with Swan Valley Snowmobiles, Inc. described below.

     SSN Properties, LLC. In October 1997, Nettaxi Online Communities purchased the assets of Simply Interactive, Inc. from SSN Properties LLC pursuant to an asset purchase agreement. The purchase price for the assets was $2,000,000. $1,020,000 was paid pursuant to a convertible interest bearing promissory note and the remainder of the purchase price was paid by the issuance of 2,475,066 shares of Nettaxi Online Communities common stock. In September 1998, SSN Properties converted its promissory note with accrued interest in exchange for 2,792,763 shares of Nettaxi Online Communities common stock. In September, 1998 Nettaxi Online Communities also issued 176,790 shares of its Nettaxi Online Communities common stock to SSN Properties in exchange for the cancellation of a $70,000 accounts payable to SSN Properties. All the shares of Nettaxi Online Communities common stock held by SSN Properties were converted into shares of our common stock in the reorganization with Swan Valley
Snowmobiles, Inc. described below. In April, 1999 a pro rata distribution of the shares of common stock held by SSN Properties was made to all of its members.

     Robert Rositano, Sr., father of Robert A, and Dean Rositano, is a managing member of SSN Properties.

REORGANIZATION  WITH  SWAN  VALLEY  SNOWMOBILES,  INC.

     In September 1998, Nettaxi Online Communities entered into the reorganization with Swan Valley with a non-operating public company, Swan Valley Snowmobiles, Inc., a Nevada corporation incorporated in October 1995. From its incorporation, Swan Valley engaged in the business of snowmobile repair. During the first half of 1997, Swan Valley determined that this line of business was no longer feasible and discontinued its operations. Under the terms of the reorganization, the Nettaxi Online Communities stockholders received approximately 2.53 shares of common stock of Swan Valley in exchange for each of their shares of Nettaxi Online Communities common stock, and Nettaxi Online Communities became a wholly-owned subsidiary of Swan Valley. An aggregate of 12,000,000 shares were issued to the former Nettaxi Online Communities stockholders in the reorganization with Swan Valley and the Nettaxi Online Communities stockholders owned approximately 85% of Swan Valley immediately after the reorganization. As part of the reorganization, all of the executive officers and directors of Swan Valley resigned and the executive officers and directors of Nettaxi Online Communities became the executive officers and directors of Swan Valley which changed its name to Nettaxi, Inc. (and later changed its name to Nettaxi.com) Immediately prior to the reorganization, Swan Valley completed a limited public offering of its common stock which yielded gross proceeds of $1,000,000 that was available to Nettaxi once the reorganization was completed.

OTHER  AGREEMENTS

     We have entered into a consulting agreement with Fontenelle LLC, a financial services provider of which one of our former directors, Steven S. Antebi, is a manager. Under the agreement, Fontenelle is to provide services we request in connection with the financial planning, capital structure, continued development of our business plan and the evaluation of financing alternatives for us. In exchange for its services, Fontenelle is to receive option to purchase up to 150,000 shares of our common stock under our 1998 Stock Option Plan. The underlying shares of common stock are to have registration rights. The agreement provides that Fontenelle is an independent contractor and includes provisions regarding the assignment of inventions, prohibiting the disclosure of confidential information and the solicitation of our employees. The term of the agreement is two years. Our agreement with Fontenelle did not provide for Mr. Antebi's directorship.

     In October 1998, each of Robert A. Rositano and Dean Rositano were granted options to purchase up to 40,000 shares of our common stock under the 1998 Stock Option Plan and Glenn Goelz was granted options to purchase up to 250,000 shares of common stock under the 1998 Stock Option Plan. As described above, we have entered into employment agreements and other compensation arrangements with our officers.

     As described above, in September 1999, we granted Mr. Robert Speicher, our Vice President of Sales and Marketing options to purchase up to 250,000 shares of common stock in accordance with our 1998 stock option plan. The exercise price for the options is equal to their fair market value on the date of grant. Options to purchase up to 6,944 shares were immediately vested on the date of grant and the remaining options vest in 12 equal quarterly installments.

     As described above, in August 1999 each of Robert A. Rositano, Jr. and Dean Rositano were granted options to purchase up to 600,000 shares of our common stock under the 1998 stock option plan. The exercise price for the options is equal to 110% of their fair market value on the date of grant. The options vest in the following manner:

     -     options  to  purchase 100,000 shares vest in 12 monthly installments;
           and

     - options to purchase 500,000 shares vest upon our achievement of specific business objectives which have been established by the board of directors.

     In January 2000, each of Robert A. Rositano and Dean Rositano were granted options to purchase up to 256,000 shares of our common stock under our 1999 stock option plan. The exercise price for these options was not less than 110% of the fair market value on the date of grant. The right to purchase 56,000 of these shares vests in 12 equal quarterly installments. The right to purchase the remaining shares vests upon our achievement of certain business objectives.

     In January 2000, we granted each of Glenn Goelz and Robert Speicher options to purchase up to 100,000 shares of common stock under our 1999 stock option plan. The exercise price for these options was not less than the fair market value on the date of grant. The right to purchase these shares vests in 12 equal quarterly installments.

     In January 2000, we granted each of our non employee directors at that time, Andy Garonni, Ron R. Goldie and Steven Antebi, options to purchase up to 150,000 shares of common stock under our 1999 stock option plan. We also granted options to purchase 150,000 shares of our common stock to Roger Thornton, a former director. The exercise price for these options was not less than the fair market value on the date of grant. The right to purchase these shares was immediately vested.

     We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. We intend that all future transactions, including loans, between us and our officers, directors, principal stockholders and their affiliates will be approved by a majority of the board of directors, including a majority of the independent and disinterested outside directors on the board of directors, and be on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                     PART IV
                                     -------

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)     DOCUMENTS  FILED  AS  PART  OF  THIS  REPORT:

     1.     Financial  Statements.   The  following  financial  statements  of
Nettaxi.com are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     F-3
      CONSOLIDATED  FINANCIAL  STATEMENTS
        Consolidated balance sheets                                    F-4 - F-5
        Consolidated statements of operations                                F-6
        Consolidated statements of shareholders' (deficiency) equity         F-7
        Consolidated statements of cash flows                                F-8
        Notes to consolidated financial statements                    F-9 - F-30

     2. Financial Statement Schedules. The financial statement schedules of Nettaxi.com have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

     3. Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number   Description  of  Exhibit
-------  ------------------------
*2.1 Agreement and Plan of Reorganization dated September 24, 1998 by and among Nettaxi Online Communities, Inc., the owners of all the outstanding shares of common stock of Nettaxi Online Communities, Inc. and the Company.

*2.2 Merger Agreement and Plan of Reorganization dated April 1, 1999 by and between Plus Net, Inc. and the Company

*3.1     Articles  of  Incorporation  of  the  Company

*3.2 Certificate of Amendment to the Articles of Incorporation of the Company

*3.3     By-Laws  of  the  Company

**3.4    Certificate  of  Amendment  of  Articles  of  Incorporation

*4.1     Specimen  Common  Stock  Certificate  of  the  Company

*4.2 See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation and By-Laws of the Company defining the rights of holders of Common Stock of the Company.

*4.3 Convertible Debenture dated March 31, 1999 in favor of RGC International Investors, LDC

****4.4  1999  Stock  Option  Plan  of  the  Company

****4.5 Form of Stock Option Agreement for options issued pursuant to 1999 Stock Option Plan of the Company

*10.1 Asset Purchase and Sale Agreement dated October 1, 1997 by and between SSN Properties, LLC and the Company

*10.2    Sub  Lease  dated  September 3, 1997 by and between Execustaff and the
         Company

*10.3    [Intentionally  Blank/Updated  form of agreement filed as Exhibit
         10.42]

*10.4    [Intentionally Blank/Updated form of agreement filed as Exhibit 10.43]

*10.5 Stock Option Agreement dated March 20, 1998 by and between Robert A. Rositano, Jr. and the Company

*10.6 Stock Option Agreement dated March 20, 1998 by and between Dean Rositano and the Company

*10.7    [Intentionally Blank/Updated form of agreement filed as Exhibit 10.44]

*10.8    [Intentionally Blank/Updated form of agreement filed as Exhibit 10.45]

*10.9 Employment Agreement dated August 1, 1998 between Dean Rositano and the Company

*10.10 Employment Agreement dated August 1, 1998 between Robert A. Rositano, Jr. and the Company

*10.11 Stock Option Agreement dated August 1, 1998 by and between Robert A. Rositano, Jr. and the Company

*10.12 Stock Option Agreement dated August 1, 1998 by and between Dean Rositano and the Company

*10.13   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.46]

*10.14 Letter Agreement dated September 3, 1998 between Bay Tree Capital Associates, LLC and the Company

*10.15   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.47]

*10.16   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.48]

*10.17   1998  Stock  Option  Plan  of  the  Company

*10.18 Form of Stock Option Agreement for options issued pursuant to 1998 Stock Option Plan of the Company

*10.19 Stock Option Agreement under the 1998 Stock Option Plan by and between Dean Rositano and the Company

*10.20 Stock Option Agreement under the 1998 Stock Option Plan by and between Robert A. Rositano, Jr. and the Company

*10.21   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.49]

*10.22 Technology Licensing Agreement dated February 3, 1999 by and between Go Hip, Inc. and the Company

*10.23 First Amendment to Technology Licensing Agreement dated as of April 1, 1999 by and between Go Hip, Inc. and the Company

*10.24   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.50]

*10.25   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.40]

*10.26   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.51]

*10.27   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.52]

*10.28 Settlement Agreement dated March 2, 1999 by and among Michael Gardner, Bay Tree Capital Associates, LLP, Wall Street Trading Group, Bruce K. Dorfman, Robert A. Rositano, Jr., Dean Rositano and the Company

*10.29 Common Stock Purchase Option to Purchase Common Shares of Nettaxi, Inc. dated March 4, 1999 between Wall Street Trading Group and the Company

*10.30 Securities Purchase Agreement dated March 31, 1999 by and among RGC International Investors, LDC and the Company

*10.31 Stock Purchase Warrant dated March 31, 1999 by and among RGC International Investors, LDC and the Company

*10.32 Registration Rights Agreement dated March 31, 1999 by and among RGC International Investors, LDC and the Company

*10.33   Oppenheimer  Funds  401K  Plan

*10.34 Standard Office Lease- Gross dated March 1999 by and between South Bay Construction and Development Co. III & South Bay Construction and Development Co. VII and the Company

*10.35 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers

*10.36   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.53]

*10.37 Employment Agreement dated April 1, 1999 by and between Mr. Glenn Goelz and the Company

*10.38 Consulting Agreement dated May 10, 1999 by and between Fontenelle LLC and the Company

*10.39   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.54]

*10.40   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.55]

*10.41 Lease Agreement dated as of May 27, 1999 by and between H&L Realty and Management Company, Agent for owners Flamingo Fountains and the Registrant

*10.42 Master Software License Bundling and Distribution Agreement dated November 13, 1997 between Apple Computer, Inc. and the Company

*10.43 Master Software License, Bundling and Distribution Agreement dated March 14, 1997 between Fountain Technologies, Inc. and the Company

*10.44 Web Advertising Services Agreement dated June 3, 1998 between Fly Cast Communications Corporation and the Company

*10.45 Sales and Representation Contract dated July 7, 1998 between Michael Weiner dba Unique Media Services and the Company

*10.46 Merchant Services Agreement dated August 3, 1998 by and between eCharge Corporation and the Company

*10.47 Conversion Agreement dated September 4, 1998 by and between SSN Properties, LLC and the Company

*10.48 Internet Infospace Content (World Wide Web Site) Distribution Agreement dated October 8, 1998 by and between InfoSpace.com, Inc., a Delaware corporation and the Company

*10.49 Agreement for Terminal Facility Co-Location Space dated January 18, 1999 between Alchemy Communications, Inc. and the Company

*10.50 Letter Agreement dated January 15, 1999 between Babenet, Ltd. and the Company

*10.51 License and Distribution Agreement dated March 30, 1999 by and between Netopia, Inc. and the Company

*10.52 Website Linking and Promotion Agreement dated March 5, 1999 between PI Graphix, Inc. and the Company

*10.53 Development Agreement dated as of December 16, 1998 between the Big Network Inc. and the Company

*10.54 Development and License Agreement dated May, 1999 by and between eBay, Inc. and the Company

*10.55 Internet Services Suite Agreement dated May 5, 1999 by and between Wired Digital, Inc., Lycos, Inc. and the Company

*10.56 Financial Consulting Agreement dated June 29, 1999 by and between The Phoenix Group International, LLC and the Company

**10.57 Master Services Agreement dated September 15, 1997 by and between Exodus Communications, Inc. and the Company.

**10.58 Gigabit Data Center Services Agreement dated July 1, 1999 by and between Alchemy Communications, Inc. and the Company.

**10.59 Advertising Impression Network Contract dated July 1, 1999 by and between White Sand Communications, Inc. and the Company.

**10.60 Advertising Impression Network Contract dated July 1, 1999 by and between Multinet Communications Worldwide Limited and the Company.

**10.61 Data Center Service Agreement dated July 15, 1999 by and between Babenet, LTD and the Company.

**10.62 Data Center Service Agreement dated July 15, 1999 by and between Whitehorn Ventures Limited and the Company

**10.63 Data Center Service Agreement dated August 15, 1999 by and between White Sand Communications, Inc. and the Company.

***10.64 Co-Branded Free ISP Agreement dated November 30, 1999 by and between Spin Media Network, Inc. and the Company

***10.65 Internet Content Distribution Agreement dated December 30, 1999 by and between InfoSpace.com and the Company

10.66 Sinclair Davis Trading Group Agreement dated as of December 8, 1999 by and between Sinclair Davis Trading Corp. and the Company

10.67    Form  of  Subscription  Agreement  of  the  Company

21.1     Subsidiaries  of  the  Company

*23.1    [Intentionally  Blank/  Updated  as  Exhibit  23.3]

*23.2    Consent  of  Silicon  Valley  Law  Group  (included  in  Exhibit  5.1)

*23.3    [Intentionally  Blank/  Updated  as  Exhibit  23.4]

*23.4    [Intentionally  Blank/  Updated  as  Exhibit  23.5]

23.5     Consent  of  BDO  Seidman,  LLP

24.1 Powers of Attorney (included on signature pages to this Registration Statement)

27.1     Financial  Data  Schedule

*     Incorporated  by  reference  to  the  exhibits filed with the Registrant's
      Registration Statement on Form S-1 (File No. 333-78129) which was declared effective on August 13, 1999.

** Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

***   Incorporated  by  reference  to the exhibits filed with the Registrant's
      Registration Statement on Form S-1 (File No. 333-30074) which was filed on February 10, 2000.

**** Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-32678) which was filed on March 17, 2000.

(B)     REPORTS  ON  FORM  8-K.

No  reports  on Form 8-K were filed during the year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NETTAXI.COM

Date:  March  30, 2000                  By:  /s/  Glenn  Goelz
                                             -----------------
                                        Glenn  Goelz,  Chief  Financial  Officer
                                        (Principal  Accounting
                                        and  Financial  Officer)

                                POWER OF ATTORNEY

     We the undersigned officers and directors of Nettaxi.com, hereby severally constitute and appoint Glenn Goelz, our true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, and in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                          TITLE                         DATE
---------                          -----                         ----

/s/ Robert A. Rositano, Jr.        Chief Executive Officer,      March 30, 2000
---------------------------
    Robert A. Rositano, Jr.        Secretary  and  Director
                                   (principal  executive  officer)

/s/  Dean  Rositano                President and Director        March 30, 2000
---------------------------
     Dean  Rositano.

/s/  Glenn Goelz                   Vice President Chief          March 30, 2000
---------------------------        Financial  Officer (principal
     Glenn  Goelz                  accounting  officer)


/s/  Andrew  Garroni               Director                      March 30, 2000
---------------------------
    Andrew  Garroni

/s/  Ron  Goldie                   Director                      March 30, 2000
---------------------------
     Ron  Goldie

                                                                     NETTAXI.COM





REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS


To  The  Board  of  Directors  and  Shareholders  of
Nettaxi.com

We have audited the accompanying consolidated balance sheets of Nettaxi.com as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' (deficiency) equity and cash flows for each of the two years in the period ended December 31, 1999 and for the period from October 23, 1997 (Date of Inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nettaxi.com as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 and for the period from October 23, 1997 (Date of Inception) to December 31, 1997 in conformity with generally accepted accounting principles.


San  Jose,  California
February 15, 2000, except for matters discussed in Note 13 for which the date is March 9, 2000.

                                                                     NETTAXI.COM


                                                     CONSOLIDATED BALANCE SHEETS
================================================================================



December 31,                                                       1999        1998
--------------------------------------------------------------  ----------  ----------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 9) . . . . . . . . . . . . .  $  987,700  $  465,800
  Accounts receivable, net of allowance for doubtful accounts
    of $83,600 and $31,200, respectively (Note 9). . . . . . .   1,181,600     133,700
  Prepaid expenses and other assets (Note 7) . . . . . . . . .     609,200      16,100
--------------------------------------------------------------  ----------  ----------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .   2,778,500     615,600
--------------------------------------------------------------  ----------  ----------
PROPERTY AND EQUIPMENT, net (Note 2) . . . . . . . . . . . . .   1,968,600     255,100
PURCHASED TECHNOLOGY, net (Note 3) . . . . . . . . . . . . . .     493,000     667,000
OTHER INTANGIBLES, net (Note 3). . . . . . . . . . . . . . . .      85,000     115,000
DEFERRED EXPENSES (Note 7) . . . . . . . . . . . . . . . . . .     655,200           -
DEPOSITS . . . . . . . . . . . . . . . . . . . . . . . . . . .      50,900           -
--------------------------------------------------------------  ----------  ----------
                                                                $6,031,200  $1,652,700
==============================================================  ==========  ==========

                     See accompanying notes to consolidated financial statements

                                                                     NETTAXI.COM


                                                     CONSOLIDATED BALANCE SHEETS
================================================================================


December 31,                                                            1999           1998
------------------------------------------------------------------  -------------  ------------
LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .  $  4,041,400   $   186,900
  Accrued expenses (Note 4). . . . . . . . . . . . . . . . . . . .       659,100        74,000
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .             -        47,000
  Income taxes payable (Note 8). . . . . . . . . . . . . . . . . .       125,600             -
  Current portion of capital lease obligations (Note 5). . . . . .         5,400         7,300
------------------------------------------------------------------  -------------  ------------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . .     4,831,500       315,200
------------------------------------------------------------------  -------------  ------------

LONG-TERM LIABILITIES:
  Capital lease obligations, less current portion. . . . . . . . .             -         5,400
  Convertible notes payable, related party (Note 6). . . . . . . .     3,200,000             -
------------------------------------------------------------------  -------------  ------------

TOTAL LONG-TERM LIABILITIES. . . . . . . . . . . . . . . . . . . .     3,200,000         5,400
------------------------------------------------------------------  -------------  ------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . .     8,031,500       320,600

COMMITMENTS AND CONTINGENCIES (Notes 5, 9 and 12)
SHAREHOLDERS' (DEFICIENCY) EQUITY (Notes 6, 7 and 13)
  Preferred stock, $0.001 par value; 1,000,000 shares authorized;
    no shares issued and outstanding.. . . . . . . . . . . . . . .             -             -
  Common stock subscribed. . . . . . . . . . . . . . . . . . . . .       (95,000)      (95,000)
  Common stock, $0.001 par value; 50,000,000 shares
    authorized; 23,214,446 and 21,110,000 shares issued
    and outstanding, respectively. . . . . . . . . . . . . . . . .        20,000        10,800
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .    11,902,500     4,872,100
  Deferred Compensation. . . . . . . . . . . . . . . . . . . . . .      (491,400)            -
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .   (13,336,400)   (3,455,800)
------------------------------------------------------------------  -------------  ------------

TOTAL SHAREHOLDERS' (DEFICIENCY) EQUITY. . . . . . . . . . . . . .    (2,000,300)    1,332,100
------------------------------------------------------------------  -------------  ------------

                                                                    $  6,031,200   $ 1,652,700
==================================================================  =============  ============

                     See accompanying notes to consolidated financial statements

                                                                     NETTAXI.COM


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================


                                                                          For the
                                                                          period
                                                                        October 23,
                                                                         (Date of
                                                                       Inception) to
                                              Year Ended December 31,   December 31,
                                             ------------  ------------  -----------
                                                 1999          1998         1997
                                             ------------  ------------  -----------
NET REVENUES (Notes 9 and 10) . . . . . . .  $ 5,032,800   $   258,000   $  144,900
COST OF REVENUES. . . . . . . . . . . . . .    4,003,800       239,800       87,400
-------------------------------------------  ------------  ------------  -----------
GROSS PROFIT. . . . . . . . . . . . . . . .    1,029,000        18,200       57,500

OPERATING EXPENSES:
  Sales and marketing . . . . . . . . . . .    4,788,800       745,600        3,100
  Research and development. . . . . . . . .    2,186,700       634,700       36,500
  General and administrative. . . . . . . .    3,456,000     1,053,200      160,000
  Asset impairment (Note 3) . . . . . . . .            -       667,000            -
-------------------------------------------  ------------  ------------  -----------
TOTAL OPERATING EXPENSES. . . . . . . . . .   10,431,500     3,100,500      199,600
-------------------------------------------  ------------  ------------  -----------

LOSS FROM OPERATIONS. . . . . . . . . . . .   (9,402,500)   (3,082,300)    (142,100)

OTHER INCOME (EXPENSE):
  Interest income . . . . . . . . . . . . .       75,100         9,800            -
  Interest expense (Notes 6 and 7). . . . .     (426,200)      (68,800)     (17,000)
  Other income. . . . . . . . . . . . . . .            -        28,500            -
-------------------------------------------  ------------  ------------  -----------
LOSS BEFORE INCOME TAXES. . . . . . . . . .   (9,753,600)   (3,112,800)    (159,100)

INCOME TAXES (Note 8) . . . . . . . . . . .     (126,800)         (800)        (600)
-------------------------------------------  ------------  ------------  -----------
NET LOSS. . . . . . . . . . . . . . . . . .  $(9,880,400)  $(3,113,600)  $ (159,700)
-------------------------------------------  ------------  ------------  -----------
PREFERRED STOCK DIVIDEND. . . . . . . . . .            -       (14,300)    (167,500)
-------------------------------------------  ------------  ------------  -----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS .  $(9,880,400)  $(3,127,900)  $ (327,200)
===========================================  ============  ============  ===========
BASIC AND DILUTED LOSS PER COMMON SHARE . .  $     (0.46)  $     (0.32)  $    (0.06)
===========================================  ============  ============  ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.   21,274,203     9,724,781    5,483,500
===========================================  ============  ============  ===========


                     See accompanying notes to consolidated financial statements


                                                                     NETTAXI.COM




                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY
                       ================================================================================




                        Preferred Stock        Common Stock       Common     Additional
                      -------------------  -------------------    Stock       Paid-in      Deferred     Accumulated
                       Shares     Amount     Shares    Amount   Subscribed    Capital    Compensation     Deficit        Total
--------------------  ---------  --------  ----------  -------  ----------  -----------  ------------  -------------  ------------

BALANCES,
  October 23, 1997 .         -   $     -    2,576,088  $   100  $       -   $         -  $         -   $          -   $       100

Issuance of
   common
  stock for
  services
  and salaries . . .         -         -      187,837        -          -        52,500            -              -        52,500
Issuance of common
  stock for
  property,
  equipment and
  technology
  (Note 3) . . . . .         -         -    2,475,066    2,500          -       977,500            -              -       980,000
Proceeds from
  sale of
  preferred stock. .   134,000       100            -        -          -       267,900            -              -       268,000
Net loss available
  to common
  shareholders . . .         -         -            -        -          -             -            -       (327,200)     (327,200)
--------------------  ---------  --------  ----------  -------  ----------  -----------  ------------  -------------  ------------

BALANCES,
  December 31, 1997.   134,000       100    5,238,991    2,600          -     1,297,900            -       (327,200)      973,400

Net proceeds
  from sale of
  preferred stock. .    11,400         -            -        -          -        22,900            -              -        22,900
Net proceeds from
  sale of common
  stock. . . . . . .         -         -    1,756,378    1,800          -     1,198,300            -              -     1,200,100
Issuance of common
  stock for
   services
  and salaries . . .         -         -      328,132      300          -       142,500            -              -       142,800
Exchange of
  convertible notes
  payable and
  accrued interest
  (Note 6) . . . . .         -         -    2,792,763    2,800          -     1,103,000            -              -     1,105,800
Exchange of
  preferred stock
  for common
  stock. . . . . . .  (145,400)     (100)     734,438        -          -           100            -              -             -
Compensation
  expense related
  to warrants
  granted (Note 7) .         -         -            -        -          -       855,000            -              -       855,000
Warrants exchanged
  for common stock .         -         -    2,399,298    2,400    (95,000)       92,600            -              -             -
Issuance of
  common stock
  to Placement
  Agent. . . . . . .         -         -      200,000      200          -       159,800            -              -       160,000
Common stock
  issued in
  connection with
  Reorganization . .         -         -      660,000      700          -             -            -           (700)            -
Net loss available
  to common
  shareholders . . .         -         -            -        -          -             -            -     (3,127,900)   (3,127,900)
--------------------  ---------  --------  ----------  -------  ----------  -----------  ------------  -------------  ------------

BALANCES,
  December 31, 1998.         -         -   14,110,000   10,800    (95,000)  $ 4,872,100            -     (3,455,800)    1,332,100

Issuance of
  common
  stock in
  connection
  with pooling
  (Note 1) . . . . .         -         -    7,000,000    7,000          -             -            -           (200)        6,800
Deferred
  compensation
  related to stock
  options (Note 7) .         -         -            -        -          -       702,700     (702,700)             -             -
Amortization of
  deferred
  compensation
  (Note 7) . . . . .         -         -            -        -          -             -      211,300              -       211,300
Interest related
  to issuance
  of warrants. . . .         -         -            -        -          -       361,200            -              -       361,200
Warrants exercised
  for common
  stock. . . . . . .         -         -      150,000      200          -     1,181,100            -              -     1,181,300
Exchange of
  convertible notes
  payable and
  accrued interest
  (Note 6) . . . . .         -         -      802,223      800          -     1,862,500            -              -     1,863,300
Proceeds from the
  issuance of
  common stock . . .         -         -      802,223      800          -     1,862,500            -              -     1,863,300
Issuance of
  common stock
  for services . . .         -         -      350,000      400          -     1,060,400            -              -     1,060,800
Net loss available
  to common
  shareholders . . .         -         -            -        -          -             -            -     (9,880,400)   (9,880,400)
--------------------  ---------  --------  ----------  -------  ----------  -----------  ------------  -------------  ------------

BALANCES,
  December 31, 1999.         -   $     -   23,214,446  $20,000  $ (95,000)  $11,902,500  $  (491,400)  $(13,336,400)  $(2,000,300)
====================  =========  ========  ==========  =======  ==========  ===========  ============  =============  ============

                     See accompanying notes to consolidated financial statements

                                                                     NETTAXI.COM



                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
                                                                       (NOTE 11)
                                                                       ---------

                                                                                            For the period
                                                                                            October 23, to
                                                                    Year Ended December 31,   December 31,
                                                                       1999          1998         1997
-----------------------------------------------------------------  ------------  ------------  ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(9,880,400)  $(3,113,600)  $(159,700)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Gain on disposal of equipment . . . . . . . . . . . . . . .            -       (28,500)          -
      Depreciation and amortization . . . . . . . . . . . . . . .      595,900       433,500      70,200
      Allowance for doubtful accounts . . . . . . . . . . . . . .       52,400        31,200           -
      Issuance of common stock for interest on convertible notes.       63,300        68,800           -
      Issuance of common stock for services (Note 7). . . . . . .       34,200       302,800      52,500
      Asset impairment (Note 3) . . . . . . . . . . . . . . . . .            -       667,000           -
      Compensation expense related to options granted . . . . . .      211,300       855,000           -
      Interest expense related to issuance of warrants. . . . . .      202,200             -           -
      Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . . . . . . . . .   (1,100,300)     (104,800)    (60,000)
        Prepaid expenses and other assets . . . . . . . . . . . .      (62,700)      (13,200)     (2,900)
        Accounts payable. . . . . . . . . . . . . . . . . . . . .    3,854,500       175,900      11,000
        Accrued expenses. . . . . . . . . . . . . . . . . . . . .      585,100        13,700      37,300
        Deferred revenue. . . . . . . . . . . . . . . . . . . . .      (47,000)       47,000           -
        Income taxes payable. . . . . . . . . . . . . . . . . . .      125,600          (600)        600
-----------------------------------------------------------------  ------------  ------------  ----------

NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . .   (5,365,900)     (665,800)    (51,000)
-----------------------------------------------------------------  ------------  ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of equipment . . . . . . . . . . . . . .            -        34,600           -
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (50,900)            -           -
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .   (2,105,400)     (159,200)          -
-----------------------------------------------------------------  ------------  ------------  ----------

NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . .   (2,156,300)     (124,600)          -
-----------------------------------------------------------------  ------------  ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on obligations under capital lease. . . . . . . . . . .       (7,300)       (2,000)          -
  Proceeds from convertible notes payable . . . . . . . . . . . .    5,000,000             -           -
  Net proceeds from issuance of preferred stock . . . . . . . . .            -         8,600     100,500
  Net proceeds from issuance of common stock. . . . . . . . . . .    3,051,400     1,200,100           -
-----------------------------------------------------------------  ------------  ------------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . .    8,044,100     1,206,700     100,500
-----------------------------------------------------------------  ------------  ------------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .      521,900       416,300      49,500

CASH AND CASH EQUIVALENTS, beginning of period. . . . . . . . . .      465,800        49,500           -
-----------------------------------------------------------------  ------------  ------------  ----------

CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . . . . .  $   987,700   $   465,800   $  49,500
=================================================================  ============  ============  ==========

                     See accompanying notes to consolidated financial statements

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.   SUMMARY OF ACCOUNTING POLICIES

          The Company

          Nettaxi.com   (formerly   Nettaxi,   Inc  and  formerly   Swan  Valley
          Snowmobiles, Inc.), the Company, is a Nevada Corporation, which was incorporated on October 26, 1995.

          On September 29, 1998 the Company completed the acquisition of 100% of the outstanding common stock of Nettaxi OnLine Communities, Inc., a Delaware corporation, and changed its name to Nettaxi, Inc. (now Nettaxi.com). For accounting purposes, the acquisition has been treated as the acquisition of the Company by Nettaxi OnLine Communities, Inc. with Nettaxi OnLine Communities, Inc. as the acquiror. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance and related stock split (Note 7).

          As the former shareholders of Nettaxi OnLine Communities, Inc. received 85% of the shares in the Company immediately after the acquisition, the financial statements for periods prior to the reorganization are those of Nettaxi OnLine Communities, Inc.

          Effective May 7, 1999, the Company completed a merger in a single transaction with Plus Net, Inc. by exchanging 7 million shares of its common stock for all of the common stock of Plus Net, Inc. Each share of Plus Net was exchanged for 1,000 shares of Nettaxi common stock.

          The  merger  constituted  a  tax-free   reorganization  and  has  been
          accounted for as a pooling of interest under Accounting Principles Board Opinion No. 16.

          For periods proceeding the merger, there were no intercompany transactions that require elimination from the combined consolidated results of operations and there were no adjustments necessary to conform the accounting practices of the two companies.

          The merger with Plus Net, Inc. allowed the Company to provide its customers with a web based e-mail program and a robust meta search engine. Plus Net, Inc. also had an e-commerce processing engine that enabled the acceptance and processing of online credit card transactions.

          Plus Net, Inc. reported no revenues and a net loss of $200 for the period ended December 31, 1998. For the period from January 1 to May 7, 1999 Plus Net, Inc. had revenues of approximately $700,000 and net income of approximately $413,600. Subsequent to the merger the Company ceased its evaluation and processing of online credit card transactions business. In 1999, this line of business accounted for approximately $1,285,000 of the Company's revenues.

          Nettaxi OnLine Communities, Inc., was incorporated on October 23, 1997 to capitalize on a significant opportunity that exists today through the convergence of the media and entertainment industries with the vast communications power of the Internet. The Company's Web site, http://www.nettaxi.com, is an online community designed to seamlessly integrate content with e-commerce services for the Company's subscribers, providing comprehensive information about news, sports, entertainment, health, politics, finances, lifestyle, and areas of interest to the growing number of Internet users. The Company's mission is to establish nettaxi.com as an entry point, or portal, to the Internet by continuing to develop premium online communities, which are both content-rich to its subscribers and provide easy-to-use e-commerce services to businesses which reside in these online communities.

          The Company's principal executive offices are located in Campbell, California.

          Consolidation

          The accompanying consolidated financial statements include the accounts of Nettaxi.com (formerly Nettaxi, Inc. and formerly Swan Valley Snowmobile, Inc.) and its wholly-owned subsidiary, Nettaxi OnLine Communities, Inc. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

          Use of Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

          Cash and Cash Equivalents

          The Company considers all highly liquid investments having original maturities of 90 days or less to be cash equivalents.

          Accounts Receivable and Allowances For Doubtful Accounts

          The Company grants credit to its customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of losses, adjustment history, current economic conditions and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management's control.

          Property and Equipment

          Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated economic useful lives of the assets, as follows:

                           Estimated useful lives
                           ----------------------
  Furniture and fixtures.                 5 years
  Office equipment. . . .                 5 years
  Computers and equipment                 3 years

          Assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the related assets.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

          Purchased Technology and Other Intangibles

          The Company amortizes, on a straight-line basis, the cost of purchased technology and other intangibles over the shorter of five (5) years or the useful life of the related technology or underlying asset.

          Software Development Costs

          In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishments of technological feasibility of the Company's products and general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant, and therefore, the Company has not capitalized any software development costs.

          Revenue Recognition and Deferred Revenue

          The Company's revenues are derived principally from the sale of banner advertisements, web hosting services and from products from its online malls. Advertising revenues are recognized in the period in which the advertisement is delivered, provided that collection of the resulting receivable is probable. Advertisers are charged on a per impression or delivery basis up to a maximum as specified in the contract. To date, the duration of the Company's advertising commitments has not exceeded one year. When the Company guarantees a minimum number of impressions or deliveries, revenue is recognized ratably in proportion to the number of impressions or deliveries recorded to the minimum number of impressions and deliveries guaranteed. Deferred revenue resulting from advertising agreements aggregated $0 and $47,000 as of December 31, 1999 and 1998, and is amortized on a straight-line basis over the advertising agreement. Web hosting revenues are recognized in the period in which the Services are provided. Product revenue is recognized upon shipment, provided no significant obligations remain and collectability is probable.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

          Advertising revenue include barter revenues, which are the exchange by Nettaxi.com of advertising space on Nettaxi.com's web sites for reciprocal advertising space on other web sites. Revenues from these barter transactions are recorded as advertising revenues at the lower of the estimated fair value of the advertisements received or delivered and are recognized when the advertisements are run on
          Nettaxi.com's web sites. Barter expenses are recorded when Nettaxi.com's advertisements are run on the reciprocal web sites, which is typically in the same period as when advertisements are run on Nettaxi.com's web sites. In 1999, barter revenues represented 7% of net revenues. There was no barter revenue in the year ended December 31, 1998 and in the period ended December 31, 1997.

          In November 1999, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue 99-17 "Accounting for Advertising Barter Transactions". Under EITF 99-17, revenues and expenses should be recognized from advertising barter transactions at the fair value of the advertising surrendered or received only when the company has a historical practice of receiving or paying cash for such transactions. As of December 31, 1999, the Company was in compliance with EITF 99-17.

          Income Taxes

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits are subject to a valuation allowance when management believes it is more likely than not that the deferred tax assets will not be realized.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


          Advertising Costs

          The cost of advertising is expensed as incurred. Advertising costs for the year ended December 31, 1999, 1998, and for the period ended December 31, 1997, were approximately $2,831,300, $3,100 and $300, respectively.

          Long-Lived Assets

          The Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its net realizable value.

          Fair Values of Financial Instruments

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents:

          The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates fair value.

          Short-term debt:

          The fair value of short-term debt approximates cost because of the short period of time to maturity.

          Long-term debt:

          The fair value of long-term debt is estimated based on current interest rates available to the Company for debt instruments with similar terms and remaining maturities.

          Related party notes receivable and payable:

          The  fair  value  of  the  notes   receivable  and  notes  payable  to
          shareholders is based on arms-length transactions and bear interest at rates comparable to similar debt obligations.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

          At December 31, 1999 and 1998, the fair values of the Company's debt instruments approximate their historical carrying amounts.

          Stock-Based Incentive Program

          SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company continues to use the accounting prescribed by APB Opinion No. 25 and as such is required to disclose pro forma net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied (Note 7).

          Basic and Diluted Loss Per Common Share

          In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which was effective December 28, 1997. Conforming to SFAS No. 128, the Company changed its method of computing earnings per share and restated all prior periods included in the consolidated financial statements. Basic loss per common share is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted per-common-share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding. Anti-dilution provisions of SFAS 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. For the periods reported, there were no differences between basic and diluted earnings per share. The number of potential common shares not included in diluted earnigns per share, due to their being anti-dilutive, are 3,838,679, 280,000 and 0, for the years ended December 31, 1999 and 1998, and for the period ended December 31, 1997, respectively. All share and per share information has been adjusted for the shares exchanged for the common stock of Plus Net, Inc.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

          Adoption of New Accounting Pronouncements

          In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, Employer's Disclosure about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pension and other postretirement benefits. The adoption of SFAS No. 132 had no impact on the Company's current disclosures.

          In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In June 1999, the FASB issued SFAS No. 137,
          Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

          Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material impact on the Company's results from operations, financial position or cash flows.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2.  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of  the  following:


  December 31,                      1999       1998
                                 ----------  --------

  Furniture and fixtures. . . .  $  196,200  $  5,000
  Office equipment. . . . . . .      59,700    59,700
  Computers and equipment . . .   2,134,400   250,200
                                 ----------  --------
                                  2,390,300   314,900
  Less accumulated depreciation     421,700    59,800
                                 ----------  --------
                                 $1,968,600  $255,100
                                 ==========  ========

          Equipment under capital lease obligations aggregated $14,700 as of December 31, 1999 and 1998, with related accumulated amortization of $1,500 and $500, respectively.

3.   PURCHASED TECHNOLOGY AND OTHER INTANGIBLES

          In November 1997, the Company issued a convertible  secured promissory note in the amount of $1,020,000 (Note 6) and 2,475,066 shares of common stock, valued at $980,000, to a related party in exchange for certain fixed assets, liabilities and technology. Core to the technology acquired was a web to database software application and the underlying technology to the Company's Internet The City products. Based on the fair market value of the consideration exchanged, as determined by an independent appraisal service, the aggregate purchase price was $2,000,000, and was allocated to the following respective assets and liabilities based on their fair market value at the time of the transaction:

  Purchased technology . . . . . . . . .  $1,740,000
  Other intangibles. . . . . . . . . . .     150,000
  Computers and equipment. . . . . . . .     100,000
  Office equipment . . . . . . . . . . .      45,000
  Furniture and fixtures . . . . . . . .       5,000
  Contracts payable and accrued expenses     (40,000)
----------------------------------------  -----------
                                          $2,000,000
========================================  ===========

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

          In 1998, the Company experienced several functional problems with portions of the purchased technology, namely the web to database software application, due to those components incompatibility with subsequent releases of upgraded versions of its operating system. Following attempts to make these components compatible, the Company decided, in December 1998, not to spend additional monies on these components but to replace them. As approximately 50% of the components of the acquired technology were no longer technically viable with the upgraded versions of the Company's operating system and provided no alternative future use, the Company wrote off the unamortized portion of the impaired technology, resulting in a charge to expense of $667,000.

          Purchased technology and other intangibles consisted of the following:

  December 31,                     1999      1998
-------------------------------  --------  --------

  Purchased technology. . . . .  $870,000  $870,000
  Less accumulated amortization   377,000   203,000
-------------------------------  --------  --------
                                 $493,000  $667,000
===============================  ========  ========

  December 31,. . . . . . . . .      1999      1998
-------------------------------  --------  --------
  Other intangibles . . . . . .  $150,000  $150,000
  Less accumulated amortization    65,000    35,000
-------------------------------  --------  --------
                                 $ 85,000  $115,000
===============================  ========  ========

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


4.   ACCRUED EXPENSES

          Accrued expenses consisted of the following:

  December 31,                       1999     1998
---------------------------------  --------  -------
  Payroll and related expenses. .  $216,200  $10,000
  Professional fees . . . . . . .   135,000   52,700
  Marketing . . . . . . . . . . .    93,000   52,700
  Accrued interest, related party   125,500        -
  Other . . . . . . . . . . . . .    89,400   11,300
---------------------------------  --------  -------
                                   $659,100  $74,000
=================================  ========  =======

5.   LEASE COMMITMENTS

          The Company leases its facility under an operating lease, which expires on May 31, 2003. The facility lease requires the Company to pay certain maintenance and operating expenses, such as taxes, insurance, and utilities. Rent expense for the years ended December 31, 1999 and 1998, and for the period ended December 31, 1997, was $178,000, $35,500 and $6,800, respectively.

          In 1999, the Company entered into operating leases on certain vehicles. For the year ended December 31, 1999, rent expense related to the vehicle leases aggregated $2,600.

          A summary of the future minimum lease payments under capitalized leases together with the present value of such minimum lease payments and future minimum payments required under non-cancelable operating leases with terms in excess of one year follows:

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Years Ending December 31,                   Operating Lease   Capital Leases
------------------------------------------  ----------------  ---------------
2000 . . . . . . . . . . . . . . . . . . .  $        276,080  $         5,400
2001 . . . . . . . . . . . . . . . . . . .           284,421                -
2002 . . . . . . . . . . . . . . . . . . .            98,373                -
------------------------------------------  ----------------  ---------------
                                            $        658,874            5,400
                                            ================
Less amounts representing interest (8.00%)                                  -
                                                              ---------------
Present value of minimum lease payments                                 5,400
Less current maturities                                                 5,400
                                                              ---------------
                                                              $             -
                                                              ===============

6.   CONVERTIBLE NOTES PAYABLE, RELATED PARTY

          On November 1, 1997, the Company issued a 10% five-year convertible secured promissory note in the amount of $1,020,000. In September 1998, this note, with accrued interest of $85,800, was converted into 2,792,763 shares of common stock. Interest expense on the note aggregated $68,800 in 1998 and $17,000 in the period ended December 31, 1997.

          On March 31, 1999 the Company entered into a $5,000,000 Convertible Debt Financing Agreement (the Agreement) with RGC International Investors, LDC (RGC). The convertible debenture bears interest at 5% and matures on March 31, 2004. The debentures are convertible at the option of the holder into that number of shares of common stock equal to the principal amount of the debentures to be converted including all accrued interest, divided by the conversion price specified in the debentures. The conversion price is the lesser of a variable or fixed conversion price. The variable conversion price is based on the trading price of the Company's common stock over a fixed period to conversion of the debentures, and the fixed conversion price is $11.88. The fixed conversion price represents 120% of the average of the three lowest trades ten days prior to the effective date of the Agreement.

          In November and December 1999, RGC converted $1,800,000 of the debentures, with accrued interest of $63,300, into 802,223 shares of common stock. As of December 31, 1999, accrued interest on the remaining debentures aggregated $125,500.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

7.   SHAREHOLDERS' EQUITY

          PREFERRED STOCK

          In October 1997, the Company offered shares of its preferred stock through a private placement offering. This offering established a maximum of 150,000 shares of Series A preferred stock at $0.75 per share, each share convertible into 5.05 shares of the Company's common stock at any time.

          During the year ended December 31, 1998 and the period ended December 31, 1997, the Company issued 11,400 and 134,000 shares of Series A preferred stock in this offering for net cash proceeds of $8,600 and $100,500, respectively. As these shares were issued at a discount from the then fair market value of the stock the Company recorded deemed preferred stock dividends of $14,300 and $167,500 in the year ended December 31, 1998 and for the period ended December 31, 1997, respectively.

          In September 1998, all of the shares of Series A preferred stock were converted into 734,438 shares of the Company's common stock.

          COMMON STOCK

          In October 1997, the Company offered shares of its common stock through a private placement offering. This offering established a maximum of 1,262,650 shares of common stock at $0.40 per share. During 1998, the Company issued 506,378 shares of common stock in this offering for net proceeds of $200,500.

          During the year ended December 31, 1998 and the period ended December 31, 1997, the Company issued 252,045 and 88,395 shares of common stock with ascribed values of $120,000 and $35,000 as payments for services, respectively. The shares issued in connection with payments for services performed were valued at the then fair market value of the share issued on the October 1997 private placement offering.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

          During the year ended December 31, 1998 and the period ended December 31, 1997, the Company issued 76,087 and 99,442 shares of common stock with ascribed values of $22,800 and $17,500 to officers and employees of the Company in lieu of salaries, respectively.

          In September 1998, the Company's Board of Directors declared a 2.53 to 1 stock split, in connection with the Acquisition as discussed in Note
          1. All references to number of shares of common stock and per share data in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

          In September 1998, in connection with the Acquisition, the Company offered shares of its common stock through a private placement offering (the Offering). The Offering established a maximum of 1,250,000 shares of common stock at $0.80 per share. The Placement Agent received 200,000 shares of common stock with a fair market value of $160,000. The Company issued 1,250,000 shares of common stock in the Offering for net proceeds of $999,600.

          In May 1999, the Company completed a merger in a single transaction with Plus Net, Inc. by exchanging 7,000,000 shares of its common stock for all of the common stock of Plus Net, Inc. Each share of Plus Net was exchanged for 1,000 shares of Nettaxi common stock.

          In accordance with the Convertible Debt Financing Agreement, entered into between the Company and RGC International Investors, LDC on March 31, 1999, RGC has the option to purchase one additional share of common stock for every share of common stock issuable as a result of a conversion of the debenture, at a price equal to the applicable conversion price. In November and December 1999, RGC exercised this investment option right and purchased 802,223 shares of the Company's common stock for proceeds of $1,863,300.

          In December 1999, the Company issued 350,000 shares of common stock, to a consulting group in exchange for a two-year agreement to provide the Company with consulting services. Based on the then fair market value of the shares issued the price of these services was determined to be $1,060,800.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

          Included in prepaid expenses and deferred expenses is, as of December 31, 1999, $1,026,600 representing the unamortized portion of these consulting services.

          WARRANTS

          In 1998, prior to the adoption of the Stock Option Plan as discussed below, the Company granted warrants to officers, employees and consultants of the Company, to purchase 2,399,298 shares of common stock at $0.04.

          In September 1998, these warrants were exchanged for 2,399,298 shares of common stock via the issuance of promissory notes for $95,000, concurrent with the reorganization of the Company. The promissory notes have been accounted for as common stock subscribed and are an offset to shareholders' equity until such notes are collected.

          In accordance with APB Opinion No. 25,  Accounting for Stock Issued to
          Employees,   the  Company  recorded  $855,000  of  compensation  costs
          associated with the above warrants.

          In conjunction with the Agreement, entered into between the Company and RGC on March 31, 1999, the Company issued warrants, which vested immediately, to purchase 150,000 shares of common stock at $12.375. The Company recognized an additional $115,500 of interest expense associated with these warrants. In August 1999, the Company entered into an agreement with RGC pursuant to which it exercised these warrants.

          In consideration for the early exercise of the warrants, the exercise price for the warrants was decreased from $12.375 to $7.875 and the Company issued RGC warrants to purchase an additional 150,000 shares of common stock at $7.875. The Company will recognize an additional $245,700 of interest expense associated with these warrants. In 1999, the Company recognized $86,700 of this amount as interest expense.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

          STOCK OPTION PROGRAM

          On September  29, 1998,  the Company  adopted a Stock Option Plan (the
          Plan). The Plan is restricted to employees, officers, and consultants of the Company. Options granted under the Plan generally vest over three years and are exercisable over ten years. Non-stautory options are granted at prices not less than 85% of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Incentive options are granted at prices not less than 100% of the estimated fair value of the stock on the date of grant. However, options granted to shareholders who own greater than 10% of the outstanding stock are established at no less than 110% of the estimated fair value of the stock on the date of grant.

          The Company has reserved three million shares of common stock for issuance under The Plan.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

          A summary of the status of the Company's stock option plan as of December 31, 1999 and December 31, 1998, and changes during the years then ended is presented in the following table:

                         --------------------------------------------
                                    Options Outstanding
                         --------------------------------------------
                          December 31, 1999     December 31, 1998

                                    Wtd. Avg.              Wtd. Avg.
                          Shares    Ex. Price    Shares    Ex. Price
                         ---------  ----------  ---------  ----------
Beginning . . . . . . .    280,000  $     0.80          -  $        -
Granted . . . . . . . .  2,614,000  $    10.40    280,000  $     0.80
Exercised . . . . . . .          -  $        -          -  $        -
Forfeited . . . . . . .    313,834  $     9.45          -  $        -
-----------------------  ---------              ---------
Ending. . . . . . . . .  2,580,166  $     9.47    280,000  $     0.80
=======================  =========  ==========  =========  ==========
Exercisable at year-end    640,499                 23,333
=======================  =========              =========

Weighted-average fair value of options granted during the period:

                                    $     5.71             $     0.71
                                    ==========             ==========

          The  following  table  summarizes   information  about  stock  options
          outstanding as of December 31, 1999:

                        Options Outstanding     Options Exercisable
                        -------------------     -------------------
               Wtd. Avg.
Range of        Number      Remaining   Wtd. Avg.     Number      Wtd. Avg.
Exercise      Outstanding  Contractual   Exercise   Exercisable    Exercise
Prices        at 12/31/99     Life        Price     at 12/31/99     Price
------------  -----------  -----------  ----------  -----------  -----------
0.80-5.00 .       280,000   8.00 Years  $     0.80      116,667   $     0.80
5.01-10.00.     1,687,250   9.75 Years  $     8.67      177,583   $     8.42
10.01-15.00       522,916   9.50 Years  $    12.68      256,249   $    13.90
15.01-30.00        45,000   9.50 Years  $    25.60       45,000   $    25.60
30.01-45.00        45,000   9.50 Years  $    40.22       45,000   $    40.22
              -----------                           -----------
                2,580,166               $     9.47      640,499   $    12.67
              ===========               ==========  ===========   ==========

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

          In connection with the grant of certain stock options in 1999, the Company recorded deferred compensation of $702,700, representing the difference between the deemed fair market value and the exercise price of the options as determined by the Board of Directors on the date of grant. The deferred compensation is being amortized over the vesting period of the underlying options. The amount recognized as compensation expense in 1999 amounted to $211,300.

          SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net (loss) income and (loss) earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 1999 and 1998: dividend yield of 0; expected volatility of 112% and 180%; risk-free interest rate of 6.2% and 5.7%; and expected lives of three years for all plan options. The Company adopted its Stock Option Plan in September 1998 and consequently had no stock options granted in 1997.

          Under the accounting provisions of SFAS No. 123, the Company's net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below:

                                1999           1998
                            -------------  ------------
Net income (loss):
As reported. . . . . . . .  $ (9,880,400)  $(3,127,900)
Pro forma. . . . . . . . .  $(11,516,600)  $(3,144,500)
Basic and diluted earnings
 (loss) per share:
As reported. . . . . . . .  $      (0.46)  $     (0.32)
Pro forma. . . . . . . . .  $      (0.54)  $     (0.32)

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

8.   INCOME TAXES

          The provision for income taxes for the year ended December 31, 1999 relates to the earnings of Plus Net, Inc. prior to the merger. The provision for income taxes for the year ended December 31, 1998 and the period ended December 31, 1997 consisted of minimum state taxes.

          The following summarizes the differences between income tax expense and the amount computed applying the Federal income tax rate of 34% for the years ended December 31, 1999 and 1998, and for the period ended December 31, 1997:

                                                  1999          1998        1997
--------------------------------------------  ------------  ------------  ---------

Federal income tax benefit at statutory rate  $(3,316,200)  $(1,058,400)  $(54,100)
State income taxes, net of federal benefit .     (566,500)     (180,800)    (9,800)
Tax benefit not currently recognizable . . .    3,884,100       835,400     64,500
Other. . . . . . . . . . . . . . . . . . . .      125,400       404,600          -
--------------------------------------------  ------------  ------------  ---------
Provision for income taxes . . . . . . . . .  $   126,800   $       800   $    600
============================================  ============  ============  =========

          Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expenses and income items for tax and financial reporting purposes, as follows:

December 31,                           1999         1998       1997
---------------------------------  ------------  ----------  ---------

Net operating loss carryforward .  $ 4,558,900   $ 473,900   $ 67,400
Depreciation and amortization . .     (216,800)    (90,300)   (10,100)
Accrued compensation and benefits      562,700       4,000          -
Reserves not currently deductible       33,300     316,200        200
---------------------------------  ------------  ----------  ---------
Total deferred tax asset. . . . .    4,938,100     703,800     57,500
Valuation allowance . . . . . . .   (4,938,100)   (783,800)   (57,500)
---------------------------------  ------------  ----------  ---------
Net deferred tax asset. . . . . .  $         -   $       -   $      -
=================================  ============  ==========  =========

          The Company has net operating loss carryforwards available to reduce future taxable income, if any, of approximately $11,200,000 for Federal income tax purposes. The benefits from these carryforwards expire through 2019. As of December 31, 1999, management cannot determine that it is more likely than not that these carryforwards and other deferred tax assets will be realized, and accordingly, fully reserved for these deferred tax assets.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

          Pursuant to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss and research and development tax credit carryforwards may be limited, if a cumulative change of ownership of more than 50% occurs within any three-year period. The Company has not determined if an ownership change has occurred.

9.   CONCENTRATION OF CREDIT RISK

          Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

          The Company's accounts receivable are derived from many customers in various industries. The Company believes any risk of accounting loss is significantly reduced due to the diversity of its end-customers and geographic sales areas. The Company performs credit evaluation of its customers' financial condition whenever necessary, and generally does not require cash collateral or other security to support customer receivables.

10.  MAJOR CUSTOMERS

          For the year ended December 31, 1999, one customer accounted for approximately 17% of revenues, with related account receivable as of December 31, 1999 of $250,000.

          For the year ended December 31, 1998, four customers accounted for approximately 28%, 21%, 13% and 12% of revenues, respectively with related accounts receivable as of December 31, 1998 of $52,100, $38,100, $0 and $23,800, respectively.

          For the period ended December 31, 1997, one customer accounted for approximately 84% of revenues, with related account receivable at December 31, 1997 of $59,100.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

11.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

          The following is supplemental disclosure for the statements of cash flows.


                                                                                For the
                                                                                 Period
                                                                               October 23,
                                                                                   to
                                                      Year Ended December 31,  December 31,
                                                      -----------------------
                                                          1999        1998        1997
-----------------------------------------------------  ----------  ----------  ----------

Cash Paid:
-----------------------------------------------------
Income taxes. . . . . . . . . . . . . . . . . . . . .  $    1,600  $    1,400  $        -
Interest. . . . . . . . . . . . . . . . . . . . . . .  $    3,000  $      100  $        -

Noncash Investing and Financing Activities
-----------------------------------------------------
Note payable and common stock issued for
  purchased technology and other assets . . . . . . .  $        -  $        -  $2,000,000
Purchase of equipment under capital lease . . . . . .  $        -  $   14,700  $        -
Issuance of common stock for convertible
  notes payable plus accrued interest . . . . . . . .  $1,863,300  $1,020,000  $        -
Issuance of common stock for consulting services. . .  $1,060,800  $        -  $        -
Warrants issued in conjunction with debt financing. .  $  361,200  $        -  $        -
Conversion of preferred stock to common stock . . . .  $        -  $  109,100  $        -
Promissory notes received for common stock subscribed  $        -  $   95,000  $        -
=====================================================  ==========  ==========  ==========

12.  CONTINGENCIES

          The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, these matters are without merit and will be resolved without material adverse effect on the Company's financial position, results of operations or cash flows.

13.  SUBSEQUENT EVENTS

          In January and February 2000, RGC converted $800,000 of the debentures, with accrued interest of $35,000, into 631,932 shares of common stock. In conjunction with the conversions, RGC also exercised its investment option right and purchased 631,932 shares of the Company's common stock for proceeds of $835,000.

          In January 2000, the Company adopted a new Stock Option Plan, in addition to the Plan adopted in 1998. The Company has reserved 3,300,000 shares of common stock for issuance under the new plan.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

          In January 2000, the Company granted options under the new Stock Option Plan to purchase up to 1,508,800 shares of common stock, at an exercise price of $2.44 per share, to certain members of its board of directors and employees of the Company.

          In November 1999, the Company retained the services of an investment banking firm to assist in securing a private placement for additional capital. As of March 9, 2000, the Company had issued 300,000 shares for proceeds of $450,000. An additional $6,700,000 was being held by the escrow agent for release to the company upon the issuance of common stock, sold at $ 1.50 per share, to other subscribers of the private placement. For their services, the investment bank is to receive 350,000 shares of the company's common stock valued at $525,000.

14,  VALUATION  AND
     QUALIFYING
     ACCOUNTS
                                        ADDITIONS
                          BALANCE  AT   CHARGED  TO                 BALANCE  AT
                          BEGINNING     COSTS  AND                    END  OF
          DESCRIPTION     OF  PERIOD     EXPENSES     DEDUCTIONS      PERIOD
          -----------     ----------     --------     ----------    -----------
          1999:
          ALLOWANCE  FOR  DOUBTFUL
            ACCOUNTS     $31,200         $52,400      $     -         $83,600
          1998:
          ALLOWANCE  FOR  DOUBTFUL
            ACCOUNTS     $     -         $31,200      $     -         $31,200
          1997:
          ALLOWANCE  FOR  DOUBTFUL
            ACCOUNTS     $     -         $     -      $     -         $     -

                                INDEX TO EXHIBITS

Exhibit
Number    Description of Exhibit
-------  ------------------------
*2.1 Agreement and Plan of Reorganization dated September 24, 1998 by and among Nettaxi Online Communities, Inc., the owners of all the outstanding shares of common stock of Nettaxi Online Communities, Inc. and the Company.

*2.2 Merger Agreement and Plan of Reorganization dated April 1, 1999 by and between Plus Net, Inc. and the Company

*3.1     Articles  of  Incorporation  of  the  Company

*3.2 Certificate of Amendment to the Articles of Incorporation of the Company

*3.3     By-Laws  of  the  Company

**3.4     Certificate  of  Amendment  of  Articles  of  Incorporation

*4.1     Specimen  Common  Stock  Certificate  of  the  Company

*4.2 See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation and By-Laws of the Company defining the rights of holders of Common Stock of the Company.

*4.3 Convertible Debenture dated March 31, 1999 in favor of RGC International Investors, LDC

****4.4  1999  Stock  Option  Plan  of  the  Company

****4.5 Form of Stock Option Agreement for options issued pursuant to 1999 Stock Option Plan of the Company

*10.1 Asset Purchase and Sale Agreement dated October 1, 1997 by and between SSN Properties, LLC and the Company

*10.2    Sub  Lease  dated  September 3, 1997 by and between Execustaff and the
         Company

*10.3    [Intentionally  Blank/Updated  form of agreement filed as Exhibit
         10.42]

*10.4    [Intentionally Blank/Updated form of agreement filed as Exhibit 10.43]

*10.5 Stock Option Agreement dated March 20, 1998 by and between Robert A. Rositano, Jr. and the Company

*10.6 Stock Option Agreement dated March 20, 1998 by and between Dean Rositano and the Company

*10.7    [Intentionally Blank/Updated form of agreement filed as Exhibit 10.44]

*10.8    [Intentionally Blank/Updated form of agreement filed as Exhibit 10.45]

*10.9 Employment Agreement dated August 1, 1998 between Dean Rositano and the Company

*10.10 Employment Agreement dated August 1, 1998 between Robert A. Rositano, Jr. and the Company

*10.11 Stock Option Agreement dated August 1, 1998 by and between Robert A. Rositano, Jr. and the Company

*10.12 Stock Option Agreement dated August 1, 1998 by and between Dean Rositano and the Company

*10.13   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.46]

*10.14 Letter Agreement dated September 3, 1998 between Bay Tree Capital Associates, LLC and the Company

*10.15   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.47]

*10.16   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.48]

*10.17   1998  Stock  Option  Plan  of  the  Company

*10.18 Form of Stock Option Agreement for options issued pursuant to 1998 Stock Option Plan of the Company

*10.19 Stock Option Agreement under the 1998 Stock Option Plan by and between Dean Rositano and the Company

*10.20 Stock Option Agreement under the 1998 Stock Option Plan by and between Robert A. Rositano, Jr. and the Company

*10.21   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.49]

*10.22 Technology Licensing Agreement dated February 3, 1999 by and between Go Hip, Inc. and the Company

*10.23 First Amendment to Technology Licensing Agreement dated as of April 1, 1999 by and between Go Hip, Inc. and the Company

*10.24   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.50]

*10.25   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.40]

*10.26   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.51]

*10.27   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.52]

*10.28 Settlement Agreement dated March 2, 1999 by and among Michael Gardner, Bay Tree Capital Associates, LLP, Wall Street Trading Group, Bruce K. Dorfman, Robert A. Rositano, Jr., Dean Rositano and the Company

*10.29 Common Stock Purchase Option to Purchase Common Shares of Nettaxi, Inc. dated March 4, 1999 between Wall Street Trading Group and the Company

*10.30 Securities Purchase Agreement dated March 31, 1999 by and among RGC International Investors, LDC and the Company

*10.31 Stock Purchase Warrant dated March 31, 1999 by and among RGC International Investors, LDC and the Company

*10.32 Registration Rights Agreement dated March 31, 1999 by and among RGC International Investors, LDC and the Company

*10.33   Oppenheimer  Funds  401K  Plan

*10.34 Standard Office Lease- Gross dated March 1999 by and between South Bay Construction and Development Co. III & South Bay Construction and Development Co. VII and the Company

*10.35 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers

*10.36   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.53]

*10.37 Employment Agreement dated April 1, 1999 by and between Mr. Glenn Goelz and the Company

*10.38 Consulting Agreement dated May 10, 1999 by and between Fontenelle LLC and the Company

*10.39   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.54]

*10.40   [Intentionally  Blank/Updated  form  of  agreement  filed  as Exhibit
         10.55]

*10.41 Lease Agreement dated as of May 27, 1999 by and between H&L Realty and Management Company, Agent for owners Flamingo Fountains and the Registrant

*10.42 Master Software License Bundling and Distribution Agreement dated November 13, 1997 between Apple Computer, Inc. and the Company

*10.43 Master Software License, Bundling and Distribution Agreement dated March 14, 1997 between Fountain Technologies, Inc. and the Company

*10.44 Web Advertising Services Agreement dated June 3, 1998 between Fly Cast Communications Corporation and the Company

*10.45 Sales and Representation Contract dated July 7, 1998 between Michael Weiner dba Unique Media Services and the Company

*10.46 Merchant Services Agreement dated August 3, 1998 by and between eCharge Corporation and the Company

*10.47 Conversion Agreement dated September 4, 1998 by and between SSN Properties, LLC and the Company

*10.48 Internet Infospace Content (World Wide Web Site) Distribution Agreement dated October 8, 1998 by and between InfoSpace.com, Inc., a Delaware corporation and the Company

*10.49 Agreement for Terminal Facility Co-Location Space dated January 18, 1999 between Alchemy Communications, Inc. and the Company

*10.50 Letter Agreement dated January 15, 1999 between Babenet, Ltd. and the Company

*10.51 License and Distribution Agreement dated March 30, 1999 by and between Netopia, Inc. and the Company

*10.52 Website Linking and Promotion Agreement dated March 5, 1999 between PI Graphix, Inc. and the Company

*10.53 Development Agreement dated as of December 16, 1998 between the Big Network Inc. and the Company

*10.54 Development and License Agreement dated May, 1999 by and between eBay, Inc. and the Company

*10.55 Internet Services Suite Agreement dated May 5, 1999 by and between Wired Digital, Inc., Lycos, Inc. and the Company

*10.56 Financial Consulting Agreement dated June 29, 1999 by and between The Phoenix Group International, LLC and the Company

**10.57 Master Services Agreement dated September 15, 1997 by and between Exodus Communications, Inc. and the Company.

**10.58 Gigabit Data Center Services Agreement dated July 1, 1999 by and between Alchemy Communications, Inc. and the Company.

**10.59 Advertising Impression Network Contract dated July 1, 1999 by and between White Sand Communications, Inc. and the Company.

**10.60 Advertising Impression Network Contract dated July 1, 1999 by and between Multinet Communications Worldwide Limited and the Company.

**10.61 Data Center Service Agreement dated July 15, 1999 by and between Babenet, LTD and the Company.

**10.62 Data Center Service Agreement dated July 15, 1999 by and between Whitehorn Ventures Limited and the Company

**10.63 Data Center Service Agreement dated August 15, 1999 by and between White Sand Communications, Inc. and the Company.

***10.64 Co-Branded Free ISP Agreement dated November 30, 1999 by and between Spin Media Network, Inc. and the Company

***10.65 Internet Content Distribution Agreement dated December 30, 1999 by and between InfoSpace.com and the Company

10.66 Sinclair Davis Trading Group Agreement dated as of December 8, 1999 by and between Sinclair Davis Trading Corp. and the Company

10.67    Form  of  Subscription  Agreement  of  the  Company

21.1     Subsidiaries  of  the  Company

*23.1    [Intentionally  Blank/  Updated  as  Exhibit  23.3]

*23.2    Consent  of  Silicon  Valley  Law  Group  (included  in  Exhibit  5.1)

*23.3    [Intentionally  Blank/  Updated  as  Exhibit  23.4]

*23.4    [Intentionally  Blank/  Updated  as  Exhibit  23.5]

23.5     Consent  of  BDO  Seidman,  LLP

24.1 Powers of Attorney (included on signature pages to this Registration Statement)

27.1     Financial  Data  Schedule

*     Incorporated  by  reference  to  the  exhibits filed with the Registrant's
      Registration Statement on Form S-1 (File No. 333-78129) which was declared effective on August 13, 1999.

** Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

***   Incorporated  by  reference  to the exhibits filed with the Registrant's
      Registration Statement on Form S-1 (File No. 333-30074) which was filed on February 10, 2000.

**** Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-8 (File No. 333-32678) which was filed on March 17, 2000.