Form 10-Q
period 2000-03-31
NETTAXI INC
filed 2000-05-15
CIK 1084876

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  March  31,  2000

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT  OF  1934
For  the  transition  period  from  ________  to  ________

Commission  file  number:  0-26109


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

Applicable  Only  To  Corporate  Issuers:

     As of April 30, 2000, the registrant had 40,753,658 shares of common stock, $.001 par value per share, outstanding.

                                   NETTAXI.COM

                                    CONTENTS

                                                                                      Page No.
                                                                                      --------
PART  I     FINANCIAL  INFORMATION
Item 1.                       Financial Statements
               Condensed Consolidated Balance Sheets, March 31, 2000 (unaudited)
               and December 31, 1999                                                      3

               Condensed Consolidated Statements of Operations, Three Months Ended
               March 31, 2000 (unaudited) and March 31, 1999 (unaudited)                  4

               Condensed Consolidated Statements of Shareholders' Equity (Deficiency),
               March 31, 2000 (unaudited)                                                 5

               Condensed Consolidated Statements of Cash Flows, Three Months Ended
               March 31, 2000 (unaudited) and March 31, 1999 (unaudited)                  6

               Notes to Condensed Consolidated Financial Statements (unaudited)           7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                             14

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                32

PART II      OTHER INFORMATION

Item 1.        Legal Proceedings                                                         32

Item 2.        Changes in Securities and Use of Proceeds                                 32

Item 3.        Defaults Upon Senior Securities                                           33

Item 4.        Submission of Matters to a Vote of Security Holders                       33

Item 5.        Other Information                                                         34

Item 6.        Exhibits and Reports on Form 8-K                                          34

SIGNATURES                                                                               34

EXHIBIT INDEX                                                                            35

                         PART I.  FINANCIAL INFORMATION

ITEM  1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

NETTAXI.COM

CONDENSED  CONSOLIDATED  BALANCE  SHEETS

                                                                                      December 31, 1999    March 31, 2000
-----------------------------------------------------------------------------------  -------------------  ----------------
                                                                                                            (unaudited)
-----------------------------------------------------------------------------------  -------------------  ----------------
ASSETS
-----------------------------------------------------------------------------------  -------------------  ----------------
 Current assets:
-----------------------------------------------------------------------------------  -------------------  ----------------
   Cash and cash equivalents                                                         $          987,700   $    19,271,600
-----------------------------------------------------------------------------------  -------------------  ----------------
   Accounts receivable, net of allowance for doubtful accounts of $83,600 and
    $168,600, respectively                                                                    1,181,600         2,070,500
-----------------------------------------------------------------------------------  -------------------  ----------------
   Prepaid expenses and other assets                                                            609,200           863,000
-----------------------------------------------------------------------------------  -------------------  ----------------
TOTAL CURRENT ASSETS                                                                          2,778,500        22,205,100
-----------------------------------------------------------------------------------  -------------------  ----------------
   Property and equipment, net                                                                1,968,600         1,834,800
-----------------------------------------------------------------------------------  -------------------  ----------------
   Intangibles, net                                                                             628,900           559,800
-----------------------------------------------------------------------------------  -------------------  ----------------
   Deferred expenses                                                                            655,200           891,300
-----------------------------------------------------------------------------------  -------------------  ----------------
TOTAL ASSETS                                                                         $        6,031,200   $    25,491,000
-----------------------------------------------------------------------------------  -------------------  ----------------


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
-----------------------------------------------------------------------------------  -------------------  ----------------
CURRENT LIABILITIES
-----------------------------------------------------------------------------------  -------------------  ----------------
    Accounts payable                                                                 $        4,041,400   $     2,207,900
-----------------------------------------------------------------------------------  -------------------  ----------------
    Accrued expenses                                                                            664,500         1,286,800
-----------------------------------------------------------------------------------  -------------------  ----------------
    Income taxes payable                                                                        125,600             2,600
-----------------------------------------------------------------------------------  -------------------  ----------------
 TOTAL CURRENT LIABILITIES                                                                    4,831,500         3,497,300
-----------------------------------------------------------------------------------  -------------------  ----------------
  LONG-TERM LIABILITIES
-----------------------------------------------------------------------------------  -------------------  ----------------
    Convertible notes payable                                                                 3,200,000         2,400,000
-----------------------------------------------------------------------------------  -------------------  ----------------
 TOTAL LIABILITIES                                                                            8,031,500         5,897,300
-----------------------------------------------------------------------------------  -------------------  ----------------
    Commitments and contingencies
-----------------------------------------------------------------------------------  -------------------  ----------------
 SHAREHOLDERS' EQUITY (DEFICIENCY)
-----------------------------------------------------------------------------------  -------------------  ----------------
   Preferred stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding
   Common stock, $.001 par value; 50,000,000 shares authorized; 23,214,446 and
     40,438,557 shares issued and outstanding, respectively                                      20,000            37,000
-----------------------------------------------------------------------------------  -------------------  ----------------
    Additional paid-in capital                                                               11,807,500        36,534,800
-----------------------------------------------------------------------------------  -------------------  ----------------
    Deferred Compensation                                                                      (491,400)         (872,700)
-----------------------------------------------------------------------------------  -------------------  ----------------
    Accumulated Deficit                                                                     (13,336,400)      (16,105,400)
-----------------------------------------------------------------------------------  -------------------  ----------------
 TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                                     (2,000,300)       19,593,700
-----------------------------------------------------------------------------------  -------------------  ----------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  (DEFICIENCY)                            $        6,031,200   $    25,491,000
-----------------------------------------------------------------------------------  -------------------  ----------------

**The  accompanying  notes  are  an  integral part of these financial statements

NETTAXI.COM
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                          Three Months     Three Months
                                          ended 3/31/99    ended 3/31/00
                                         ---------------  ---------------
                                            (unaudited)    (unaudited)
-------------------------------------------------------------------------
Net Revenues                             $      689,300   $    2,764,900
---------------------------------------  ---------------  ---------------
Operating Expenses:
---------------------------------------  ---------------  ---------------
   Cost of operations                           323,400        1,773,500
---------------------------------------  ---------------  ---------------
   Sales and marketing                          135,700        1,763,300
---------------------------------------  ---------------  ---------------
   Research and development                     217,800          457,100
---------------------------------------  ---------------  ---------------
   General and administrative                   422,800        1,467,500
---------------------------------------  ---------------  ---------------
 Total Operating Expenses                     1,099,700        5,461,400
---------------------------------------  ---------------  ---------------
 Loss From Operations                          (410,400)      (2,696,500)
---------------------------------------  ---------------  ---------------
   Interest Income                                2,600           26,000
---------------------------------------  ---------------  ---------------
   Interest Expense                                (500)         (97,700)
---------------------------------------  ---------------  ---------------
 Loss before income taxes                      (408,300)      (2,768,200)
---------------------------------------  ---------------  ---------------
 Income Tax Expense                            (100,800)            (800)
---------------------------------------  ---------------  ---------------
 Net Loss                                $     (509,100)  $   (2,769,000)
---------------------------------------  ---------------  ---------------

---------------------------------------  ---------------  ---------------
Basic and diluted loss per common share  $        (0.02)  $        (0.09)
---------------------------------------  ---------------  ---------------
 Weighted average common shares
    outstanding                              21,110,000       29,391,784
---------------------------------------  ---------------  ---------------

**The  accompanying  notes  are  an  integral part of these financial statements

NETTAXI.COM
CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY  (DEFICIENCY)

                                            Common Stock
                                         -------------------  Additional Paid      Deferred      Accumulated
                                          Shares    Amount     -in Capital      Compensation      Deficit        Total
--------------------------------------  ----------  -------  ----------------  --------------  -------------  ------------
Balances, December 31,
 1999, (Audited)                        23,214,446  $20,000  $     11,807,500  $    (491,400)  $(13,336,400)  $(2,000,300)
--------------------------------------  ----------  -------  ----------------  --------------  -------------  ------------
Exchange of convertible notes
 payable and accrued interest              632,472      600           834,300                                     834,900
--------------------------------------  ----------  -------  ----------------  --------------  -------------  ------------
Proceeds from the issuance
 of common stock                           632,472      600           834,300                                     834,900
--------------------------------------  ----------  -------  ----------------  --------------  -------------  ------------
Deferred Compensation                                               1,175,400     (1,175,400)                           -
--------------------------------------  ----------  -------  ----------------  --------------  -------------  ------------
Amortization of deferred compensation                                                794,100                      794,100
--------------------------------------  ----------  -------  ----------------  --------------  -------------  ------------
Conversion of trade payables
 to common stock                           417,034      400           833,700                                     834,100
--------------------------------------  ----------  -------  ----------------  --------------  -------------  ------------
Issuance of common stock for services      175,000      200           574,000                                     574,200
--------------------------------------  ----------  -------  ----------------  --------------  -------------  ------------
Proceeds from sale of common
 stock, net of costs of $2,409,100      15,367,133   15,200        20,475,600                                  20,490,800
--------------------------------------  ----------  -------  ----------------  --------------  -------------  ------------
Net loss                                                                                         (2,769,000)   (2,769,000)
--------------------------------------  ----------  -------  ----------------  --------------  -------------  ------------
Balances, March 31, 2000
(unaudited)                             40,438,557   $37,000  $     36,534,800  $    (872,700)  $(16,105,400)  $19,593,700
--------------------------------------  ----------  -------  ----------------  --------------  -------------  ------------
**The accompanying notes are
 an integral part of these financial
statements

NETTAXI.COM
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                      Three Months Ended    THREE MONTHS ENDED
                                                               March 31,             MARCH 31,
                                                                    1999                  2000
==============================================================================================
                                                              (UNAUDITED)           (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                         $          (509,100)  $        (2,769,000)
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
    Depreciation and amortization                                 75,800               216,900
    Allowance for doubtful accounts                               (3,200)               85,000
    Issuance of common stock for interest
      on convertible notes                                             -                34,900
    Issuance of common stock for services                              -               183,800
    Compensation expense
      related to options granted                                       -               216,600
    Interest expense related to warrants granted                       -                30,700
    Changes in operating assets and liabilities:
         Accounts receivable                                    (148,700)             (973,900)
         Prepaid expenses and other assets                       (51,400)             (130,200)
         Accounts payable                                      1,562,300              (999,500)
         Accrued expenses                                         15,800               624,100
         Deferred revenue                                         (5,000)                    -
         Income taxes payable                                    100,000              (123,000)
---------------------------------------------------  --------------------  --------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            1,036,500            (3,603,600)
---------------------------------------------------  --------------------  --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits                                                     (23,600)               18,100
    Capital expenditures                                        (168,600)              (32,100)
---------------------------------------------------  --------------------  --------------------
NET CASH USED IN INVESTING ACTIVITIES                           (192,200)              (14,000)
---------------------------------------------------  --------------------  --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment on obligation under capital lease                     (1,800)               (1,800)
    Proceeds from issuance of note payable                       200,000                     -
    Net proceeds from issuance of common stock                     6,800            21,903,300
---------------------------------------------------  --------------------  --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        205,000            21,901,500
---------------------------------------------------  --------------------  --------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      1,049,300            18,283,900
---------------------------------------------------  --------------------  --------------------
CASH AND CASH EQUIVALENTS, beginning of period                   465,800               987,700
---------------------------------------------------  --------------------  --------------------
CASH AND CASH EQUIVALENTS, end of period             $         1,515,100   $        19,271,600
==============================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
---------------------------------------------------
Cash Paid:
    Income taxes                                     $                 -   $            97,400
    Interest                                         $               500   $                 -
Noncash Operating and Financing Activities:
    Issuance of common stock for accounts payable    $                 -   $           834,700
    Issuance of common stock for
      convertible notes plus accrued interest        $                 -   $           834,900
    Issuance of common stock for consulting services $                 -   $           574,200
    Options granted for finders fee                  $                 -   $           577,500

NETTAXI.COM
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

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

     CONSOLIDATION

     The accompanying condensed consolidated financial statements include the accounts of Nettaxi.com (formerly Nettaxi, Inc. and formerly Swan Valley Snowmobile, Inc.) and its wholly-owned subsidiary, Nettaxi OnLine Communities, Inc. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

     BASIS OF PRESENTATION

     The unaudited historical consolidated financial statements of Nettaxi.com included herein have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of Nettaxi.com results of operations, financial position and cash flows.

     The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

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

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated economic useful lives of the assets, as follows:

          Estimated useful lives
          ------------------------
          Furniture  and  fixtures.     5 years
          Office equipment              5 years
          Computers and equipment       3 years

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

          Advertising revenue include barter revenues, which are the exchange by Nettaxi.com of advertising space on Nettaxi.com's web sites for reciprocal advertising space on other web sites. Revenues from these barter transactions are recorded as advertising revenues at the lower of the estimated fair value of the advertisements received or delivered and are recognized when the advertisements are run on
          Nettaxi.com's web sites. Barter expenses are recorded when Nettaxi.com's advertisements are run on the reciprocal web sites, which is typically in the same period as when advertisements are run on Nettaxi.com's web sites. As of March 31, 2000, barter revenues represented 23% of net revenues as compared to 0% for the same time period in 1999.

          In November 1999, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue 99-17 "Accounting for Advertising Barter Transactions". Under EITF 99-17, revenues and expenses should be recognized from advertising barter transactions at the fair value of the advertising surrendered or received only when the company has a historical practice of receiving or paying cash for such transactions. As of March 31, 2000, the Company was in compliance with EITF 99-17.

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

          ADVERTISING COSTS

          The cost of advertising is expensed as incurred. Advertising costs for the quarter ended March 31, 2000, and 1999, were approximately $1.3 million and $10,000, respectively.

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

          At March 31, 2000 and December 31, 1999, the fair values of the Company's debt instruments approximate their historical carrying amounts.

          STOCK-BASED INCENTIVE PROGRAM

          SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company continues to use the accounting prescribed by APB Opinion No. 25 and as such is required to disclose pro forma net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied.

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

          ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

2.     PURCHASED  TECHNOLOGY  AND  OTHER  INTANGIBLES

          In November 1997, the Company issued a convertible  secured promissory note in the amount of $1,020,000 and 2,475,066 shares of common stock, valued at $980,000, to a related party in exchange for certain fixed assets, liabilities and technology. Core to the technology acquired was a web to database software application and the underlying technology to the Company's Internet The City products. Based on the fair market value of the consideration exchanged, as determined by an independent appraisal service, the aggregate purchase price was $2,000,000, and was allocated to the following respective assets and liabilities based on their fair market value at the time of the transaction:

          Purchased  technology                              $ 1,740,000
          Other  intangibles                                 $   150,000
          Computers  and  equipment                          $   100,000
          Office  equipment                                  $    45,000
          Furniture  and  fixtures                           $     5,000
          Contracts  payable  and  accrued  expenses         $   (40,000)
          --------------------------------------------------  -----------
                                                             $ 2,000,000
          ==================================================  ===========

          In 1998, the Company experienced several functional problems with portions of the purchased technology, namely the web to database software application, due to those components incompatibility with subsequent releases of upgraded versions of its operating system. Following attempts to make these components compatible, the Company decided, in December 1998, not to spend additional monies on these components but to replace them. As approximately 50% of the components of the acquired technology were no longer technically viable with the upgraded versions of the Company's operating system and provided no alternative future use, the Company wrote off the unamortized portion of the impaired technology, resulting in a charge to expense of $667,000 in the fourth quarter of 1998.

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

OVERVIEW

     We were incorporated in October 1997 and launched our web site in July 1998. We are a provider of content-rich and commerce-enabled communities that offer subscribers, or "citizens", a place to build their home pages or businesses on the Internet.

     The Nettaxi.com web site, at http://www.nettaxi.com, is structured as a virtual "urban" environment, populated by citizens, that is divided into thematic "communities," and from there into "streets" and "homes." Nettaxi.com provides access to information on news, sports, entertainment, health, politics, finances, lifestyle, travel and other areas of interest, and services such as free e-mail, personal home pages, chat and messages.

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

     In the third quarter of 1999, we began providing web site hosting and Internet connectivity services for corporate customers. Our services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and connectivity charges. These "hosting" revenues are recognized in the period the services are provided.

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

     In May 1999, we completed the merger with Plus Net, Inc., a California corporation, which has allowed us to provide our users with a web based e-mail program and a robust meta search engine. Plus Net also has an e-commerce processing engine which enables the acceptance and processing of online credit card transactions. We believe this merger also enhances our electronic commerce and advertising opportunities. As a result of this merger, we received revenues from credit card processing fees during the first half of 1999, with minimal revenues being earned in the third quarter of 1999. The contract through which these fees have been derived terminated in December 1999 and we anticipate that revenues of this type will be minimal in the foreseeable future.

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

     To date, we have entered into business and technology license arrangements in order to build our web site community, provide community-specific content, generate additional traffic, and provide our subscribers with additional products and services, including e-commerce tools.

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

RESULTS  OF  OPERATIONS

     NET REVENUES. Revenues for the first quarter of 2000 increased $2.08 million to $2.77 million compared to $0.69 million during the same period of 1999. The increase was, primarily, a result of the increase in the number of advertisers, the average contract duration, and value offered (higher web site traffic to nettaxi.com web pages). Revenues were also, favorably affected, by increased hosting activity, , and to a lesser extent, increases in royalties and customization fees associated with the distribution of our CD ROM product. Barter revenues accounted for approximately 24% of total revenues for the first quarter of 2000. There were no barter revenues for the first quarter of 1999. Three customers had revenues each greater than 10% of total net revenues for the three months ended March 31, 2000. There were no customers with revenues greater than or equal to 10% of the total net revenues for the three months ended March 31, 1999.

     ADVERTISING  REVENUES.   Advertising  revenues  were  approximately  $1.78
million for the first quarter of 2000 compared to $0.20 million for the same period of 1999, which represented 64% and 29% of total net revenues. The absolute dollar increases resulted from an increase in the number of advertisers as well as the increase in average contract commitments of these advertisers as a result of increased web traffic to our web site. The Company cannot assure that advertisers will either increase or decrease their activity at the site. Additionally, the Company cannot predict certain factors that could lower the advertising prices currently in effect.

     TRANSACTION PROCESSING FEES. Transaction processing fees were approximately $0.41 million for the three months ended March 31, 1999. There were no transaction processing fees in 2000. Transactions fees consist of revenue derived from credit card evaluations and from the processing of on-line credit card transactions. The 1999 revenue is attributable to the merger with Plus Net, Inc. in 1999. The Company does not expect revenues of this type to be significant in the future periods.

     HOSTING REVENUES. Hosting revenues were approximately $0.99 million for the first quarter of 2000 or 36% of total net revenues. There were no hosting revenues in the first quarter of 1999. The Company began providing internet web hosting and connectivity services for corporate customers in the third quarter of 1999. Web hosting services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and monthly connectivity charges. These
"hosting"  revenues  are  recognized  in  the  period the services are provided.

     COST OF OPERATIONS. Cost of operations for the first quarter of 2000 increased approximately $1.45 million to $1.77 million compared to $0.32 million for the first quarter of 1999. The increase was primarily attributed to fees paid to third parties related to increased costs for co-location expenses (Internet connection charges). In the third quarter of 1999, the Company began providing Internet connectivity services to corporate customers which demanded purchases of additional bandwidth. These costs are expected to continue to increase as our web traffic increases and our corporate customer require additional bandwidth for our "citizens". Other items contributing to higher costs were equipment costs and depreciation, amortization of intangible assets, and expenses for third party content and development.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the first quarter of 2000 increased $1.62 million to $1.76 million compared to $0.14 million for the first quarter of 1999. Sales and Marketing expenses consisted primarily of investments in sales and marketing personnel, marketing, promotion, advertising and related costs. The absolute dollar increases in sales and marketing expenses were mostly related to expansion of online and print advertising, public relations and other promotional expenditures as well as increased sales and marketing personnel and related expenses required to implement our marketing strategy.

     The Company expects sales and marketing expenses to increase significantly in future periods. These increases will be principally related to increased spending on advertising in a variety of media to increase brand awareness and attract additional visitors to the Web site. There can be no assurance that these increased expenditures will result in increased visitors to our Web site or additional revenues. Also to a lesser extent, we expect sales and marketing expenses to increase as a result of increased cost of hiring additional sales and marketing personnel.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the first quarter of 2000 increased $0.24 million to $0.46 million compared to $0.22 million for the first quarter of 1999. The absolute dollar increases were due to investments in web architecture and development costsThe increases were also attributable to increased salaries,a result of the highly competitive recruiting market

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted primarily of salaries and related costs for executives, administrative, and finance personnel, as well as legal, accounting and other professional service fees. General and administrative expenses for the first quarter of 2000 increased approximately $1.05 million to $1.47 million for the first quarter of 2000 compared to $0.42 million during the same period of 1999. The increases in absolute dollars were primarily due to increases in personnel and the increase in fees for professional services. The increased salaries reflect the highly competitive nature of hiring internet personnel in Northern California. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operations as a public company.

     INTEREST EXPENSE. Net interest expense for the first quarter of 2000 increased approximately $73,800 to $71,700 compared to a net interest income of $2,100 during the same period of 1999. The increase in net interest was primarily due to a convertible promissory that was issued on March 31, 1999 and to amortization of deferred interest related to warrants issued in conjunction with the convertible promissory note.

     INCOME TAXES. At December 31, 1999, we had net operating loss carryforwards available to reduce future taxable income that aggregate approximately $11.20 million for Federal income tax purposes. These benefits expire through 2019. Pursuant to a "change in ownership" as defined by the provisions of the Tax Reform Act of 1986, utilization of our net operating loss carryforwards may be limited if a cumulative change of ownership of more than 50% occurs over a three-year period. We have not determined if an ownership change has occurred.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2000, the Company had cash and cash equivalents of approximately $19.27 million, compared to approximately $0.99 million at December 31, 1999.

     Net cash used in operating activities equaled approximately $3.6 million for the three-month period ended March 31, 2000. Net cash provided by operating activities equaled approximately $1.04 million for the three-month period ended March 31, 1999. We had significant negative cash flows from operating activities for the three month period ended March 31, 2000 primarily from our net operating losses, adjusted for non-cash items, and increases in accounts receivable balances due to the time lag between revenue recognition and the receipt of payments from advertisers and decreases in accounts payable. These factors were offset by significant increases in accrued expenses.

     Net cash used in investing activities was approximately $14,000 and $192,200 for the three month periods ended March 31, 2000 and 1999, respectively. Substantially all of the cash used in investing activities for both periods was primarily related to the purchase of capital equipment in connection with the build out of our web site and infrastructure.

     Net cash provided by financing activities was approximately $21.9 million and $0.20 million for the three month periods ended March 31, 2000 and 1999, respectively. Net cash provided by financing activities in 2000 consisted primarily of net proceeds from the issuance of our common stock. Net cash provided by financing activities in 1999 consisted of both net proceeds from issuance of common stock and issuance of a promissory note.

     We incurred net losses of approximately $2.8 million and $0.5 million for the year ended March 31, 2000, and 1999, respectively. At March 31, 2000, we had an accumulated deficit of approximately $16.1 million. The net losses and accumulated deficit resulted from the significant operational, infrastructure and other costs incurred in the development and marketing of our services and the fact that revenues failed to keep pace with such costs. As a result of our expansion plans and our expectation that our operating expenses, especially in the areas of sales and marketing, will continue to increase significantly, we expect to incur additional losses from operations for the foreseeable future. To the extent that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition would be materially and adversely affected. There can be no assurance that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

     We recently completed a private placement of our common stock. As a result, we raised approximately $23 million in exchange for approximately 15 million shares of common stock issued to investors. The investors also received warrants to purchase up to an equal number of shares of common stock exercisable at an exercise price of $4.00. All of the investors completed subscription agreements and represented to us that they are accredited investors, purchasing the shares for their own account.

     We  currently  believe  that we have sufficient cash to fund our operations
through  December  2000.   After  that  time,  we  will  be  required  to  seek
additional capital to sustain our operations, fund expansion of our business, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. We expect to generate a portion of the necessary cash flow through advertising and hosting revenues, but will also need to obtain capital through other sources such as equity or debt financing. We are currently negotiating with prospective investors; however to date, no agreements for additional financing have been consummated. We cannot assure you that we will be able to achieve and sustain positive cash flow or profitability or that we will have other sources available to provide the financial resources necessary to continue our operations. If we are unsuccessful in generating resources from one or more of the anticipated sources and are unable to replace any shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the expansion or introduction of various services, and otherwise scaling back operations. If we were unable to generate the required resources, our ability to meet our obligations and to continue our operations would be adversely affected.

IMPACT  OF  THE  YEAR  2000

     In our previous filings with the Securities and Exchange Commission, we have discussed the nature and progress of our plans to deal with potential Year 2000 problems. These problems arise from the fact that many currently installed computer systems and software products were coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies needed to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. Prior to December 31, 1999, we completed our assessment of all material information technology and non-information technology systems at our headquarters, as well as our review of Year 2000 compliance by our key vendors, distributors and suppliers. To date, we have experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date changes. We are not aware of any material problems resulting from Year 2000 issues, either with our own internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RISK  FACTORS

     You should consider carefully the following risks before you decide to buy our common stock. Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks.

WE HAVE A LIMITED OPERATING HISTORY, HAVE INCURRED LOSSES SINCE INCEPTION, AND EXPECT LOSSES FOR THE FORESEEABLE FUTURE

     We were incorporated in October 1997. Accordingly, we have only a limited operating history upon which you can evaluate our business and prospects. Since our inception, we have incurred net losses, resulting primarily from costs related to developing our web site, attracting users to our web site and establishing the Nettaxi.com brand. At March 31, 2000, we had an accumulated deficit of $16,105,400. Losses have continued to grow faster than our revenues during our limited operating history. This trend is reflective of our continued investments in technology and sales and marketing efforts to grow the business. Because of our plans to continue to invest heavily in marketing and promotion, to hire additional employees, and to enhance our web site and operating infrastructure, we expect to incur significant net losses for the foreseeable future. We believe these expenditures are necessary to strengthen our brand recognition, attract more users to our web site and generate greater online revenues. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

WE  REQUIRE  FURTHER  CAPITAL  TO  PURSUE  OUR  BUSINESS  OBJECTIVES

     We  currently  believe  that we have sufficient cash to fund our operations
through  December  2000.   After  that  time,  we  will  be  required  to  seek
additional capital to sustain our operations. We expect to generate a portion of the necessary cash flow through advertising and hosting revenues, but will also need to obtain capital through other sources such as equity or debt financing. We are currently negotiating with prospective investors; however to date, no agreements for additional financing have been consummated. We cannot assure you that we will be able to achieve and sustain positive cash flow or profitability or that we will have other sources available to provide the financial resources necessary to continue our operations. Given our limited resources and our history of losses from operations, we will also need to raise additional funds in order to fund expansion of our business, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. No assurances can be given, however, that we will be able to obtain such additional resources. If we are unsuccessful in generating anticipated resources from one or more of the anticipated sources, and unable to replace the shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various services or entry into various markets, and otherwise scaling back operations. If we are unable to generate the required resources, our ability to meet our obligations and to continue our operations would be adversely affected.

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

OUR REVENUE GROWTH IN PRIOR PERIODS IS NOT INDICATIVE OF FUTURE GROWTH AND WE CANNOT ACCURATELY PREDICT OUR FUTURE REVENUES

     We had revenues of approximately $2,764,900 and $689,300 for the three months ended March 31, 2000 and 1999, respectively. While our growth rate has been strong, it is unlikely that revenue will continue to grow at this rate in the future and our performance during these periods should not be taken as being indicative of future trends. Accurate predictions regarding our revenues in the future are difficult and should be considered in light of our limited operating history and rapid changes in the ever evolving Internet market. For example, our ability to generate revenues in the future is dependent in part on the success of our capital-raising efforts and the investments that we intend to make in sales and marketing, infrastructure, and content development. Our revenues for the foreseeable future will remain primarily dependent on the number of customers that we are able to attract to our web site, and secondarily on sponsorship and advertising revenues. We cannot forecast with any degree of certainty the number of visitors to our web site, the number of visitors who will become customers, or the amount of sponsorship and advertising revenues. Similarly, we cannot provide any guarantees regarding the revenues that will be generated from e-commerce products and services that we intend to make available on our site.

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

FUTURE EXERCISE OF WARRANTS OR ISSUANCES OF SECURITIES MAY SIGNIFICANTLY DILUTE YOUR HOLDINGS

     As of April 30, 2000 warrants to purchase 16,006,624 shares of common stock issued and outstanding and are exercisable over the next five years. We filed a registration statement on form S-1 seeking to register the shares underlying these warrants. Additionally, warrants to purchase 150,000 shares of common stock issued to the purchasers of our convertible debentures were outstanding and are exercisable over the next five years at a price of $7.857, subject to adjustment. In addition, under an agreement with the purchasers of our convertible debentures, we are required to issue 1,750,000 shares of common stock and five-year warrants to purchase up to 2,200,000 shares of common stock, having an exercise price of $1.50 per share once these shares have been registered under the Securities Act of 1933. Until these shares have been registered, the purchasers of our convertible debentures may continue to convert the outstanding principal balance, including interest accrued, of the debenture into shares of common stock using the fixed conversion price of $1.42. As of April 30, 2000 conversion of the entire principal amount of the convertible debentures and accrued interest thereon, would yield 1,781,690 shares of common stock. Any shares issued upon such conversions will be subtracted from the 1.75 million shares to be issued under the agreement. If the holders of our outstanding warrants and other convertible securities were to exercise their rights, purchasers of our common stock could experience substantial dilution of their investment.

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

     We depend on third parties for important aspects of our business, including Internet access, the development of software for new web site features, content, and telecommunications.

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

     In addition, our operations are dependent in part on our ability to protect our operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins or other similar events.
Furthermore, our servers are vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to our users and result in a decrease in the number of visitors to our site. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

WE  PLAN  TO  GROW RAPIDLY, AND EFFECTIVELY MANAGING OUR GROWTH MAY BE DIFFICULT

     Our business plan contemplates a period of significant expansion. In order to execute our business plan, we must grow significantly. This growth will strain our personnel, management systems and resources. To manage our growth, we must implement operational and financial systems and controls and recruit, train and manage new employees. These individuals have had little experience working with our management team. We cannot be sure that we will be able to integrate new executives and other employees into our organization effectively. In addition, there will be significant administrative burdens placed on our management team as a result of our status as a public company. If we do not manage growth effectively, we will not be able to achieve our financial and business goals.

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

OUR PROJECTED E-COMMERCE SERVICES MAY NOT BE LAUNCHED ON A TIMELY BASIS AND MAY NOT GENERATE THE ANTICIPATED LEVEL OF REVENUES

     Our strategic growth plan calls for development and implementation of e-commerce tools for our citizens. The availability of many of these tools is dependent on our ability to enter into satisfactory contractual relationships with parties offering e-commerce related products and services which can be made available to our subscribers, as well as relationships with parties seeking to make online sales to our subscribers and other visitors to our site. To date, our revenues from e-commerce services have not been material, and we have yet to launch a number of the services that we hope to provide to our citizens and visitors to the our site. We may not be able to commence those services on a timely basis, and there is no assurance that the services will generate the anticipated amount of revenues.

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

WE  ARE  DEPENDENT  ON  THE CONTINUED DEVELOPMENT OF THE INTERNET INFRASTRUCTURE

     Our industry is new and rapidly evolving. Our business is highly dependant on the growth of the internet industry and would be adversely affected if web usage and e-commerce does not continue to grow. Internet usage may be inhibited for a number of reasons, including inadequate Internet infrastructure, security concerns, inconsistent quality of service, the unavailability of cost-effective, high-speed service, the imposition of transactional taxes, or the limitation of third party service provider's ability and willingness to invest in new or updated equipment to handle traffic volume.

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

OUR LONG-TERM SUCCESS DEPENDS ON THE DEVELOPMENT OF THE E-COMMERCE MARKET, WHICH IS UNCERTAIN

     Our future revenues and profits substantially depend upon the widespread acceptance and use of the Internet as an effective medium of commerce by consumers. Rapid growth in the use of the Internet and commercial online services is a recent phenomenon. Demand for recently introduced services and products over the Internet and online services is subject to a high level of uncertainty. The development of the Internet and online services as a viable commercial marketplace is subject to a number of factors. For example, e-commerce is at an early stage and buyers may be unwilling to shift their purchasing from traditional vendors to online vendors, there may be insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times and adverse publicity and consumer concerns about the security of commerce transactions on the Internet could discourage its acceptance and growth.

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

BREACHES OF SECURITY ON THE INTERNET MAY SLOW THE GROWTH OF E-COMMERCE AND WEB ADVERTISING AND SUBJECT US TO LIABILITY

     The need to securely transmit confidential information, such as credit card and other personal information, over the Internet has been a significant barrier to e-commerce and communications over the Internet. Any well-publicized compromise of security could deter more people from using the Internet or from using it to conduct transactions that involve transmitting confidential information, such as purchases of goods or services. Furthermore, decreased traffic and e-commerce sales as a result of general security concerns could cause advertisers to reduce their amount of online spending. To the extent that our activities or the activities of third party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could disrupt our business, damage our reputation and expose us to a risk of loss or litigation and possible liability. We could be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. We may need to spend a great deal of money and use other resources to protect against the threat of security breaches or to alleviate problems caused by security breaches.

WE COULD FACE LIABILITY FOR INFORMATION DISPLAYED ON AND COMMUNICATIONS THROUGH OUR WEB SITE

          We may be subjected to claims for defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our web site. These types of claims have been brought, sometimes successfully, against Internet companies as well as print publications in the past. Based on links we provide to other web sites, we could also be subjected to claims based upon online content we do not control that is accessible from our web site. Claims may also be based on statements made and actions taken as a result of participation in our chat rooms or as a result of materials posted by members on bulletin boards at our web site. We also offer e-mail services, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, or interruptions or delays in e-mail service. These claims could result in substantial costs and a diversion of our management's attention and resources.

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

WE COULD INCUR MONETARY DAMAGES FROM LITIGATION ARISING OUT OF OUR BUSINESS ACTIVITIES

     On July 9, 1999, we were named as one of several defendants in a lawsuit filed by four disaffected shareholders in Simply Interactive, Inc. The lawsuit arises out of a series of events relating to certain assets our operating company, Nettaxi Online Communities, purchased from SSN Properties in October 1997. The complaint alleges that we owed, and either intentionally or negligently breached, fiduciary duties to the plaintiffs. The suit also claims that we either intentionally or negligently interfered with the plaintiffs' contract or prospective advantage. While our officers and directors believe that the suit is without merit, we cannot provide you with any assurances that we will prevail in this dispute. If the plaintiffs successfully prosecute any of their claims against us, the resulting monetary damages and reduction in our working capital could significantly harm our business. For more information please see the section of this prospectus called "Legal Proceedings".

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE

     As of April 30, 2000, 7,561,808 shares of our common stock were immediately eligible for sale in the public market without restriction or further restriction under the Securities Act of 1933, unless purchased by or issued to any "affiliate" of ours, as that term is defined in Rule 144 promulgated under that Act. Additionally, we have filed a registration statement on Form S-8 (File No. 333-32678) to register 6,300,000 of the shares of common stock issuable upon exercise of options granted or to be granted under our 1998 and 1999 stock option plans. As a result, shares issued upon exercise of stock options, including options for 1,170,704 shares that were exercisable as of April 30, 2000, are eligible for resale in the public market without restriction. Additionally, we intend to file a registration statement on Form S-8 to register the additional 5,600,000 shares of common stock under our 1999 Stock Option Plan, as amended. We have also filed a registration statement on form S-1 seeking to register 32,730,949 shares issued and issuable pursuant to recent private placement transactions. As of April 30, 2000 approximately 14 million shares of common stock were eligible for sale under Rule 144 and as of May 8, 2000 an additional 7 million shares became eligible for sale under Rule
144. If our stockholders sell substantial amounts of our common stock under Rule 144 or pursuant to the aforementioned registration statement, the market price of our common stock could be adversely affected and our ability to raise additional capital at that time through the sale of our securities could be impaired.

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD PARTY ACQUISITION OF US DIFFICULT

     We are a Nevada corporation. Anti-takeover provisions of Nevada law could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to stockholders. In addition, our articles of incorporation provide that our board of directors may issue preferred stock in one or more series. Our board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. If our board of directors issues preferred stock, potential acquirers may not make acquisition bids for us, our stock price may fall and the voting rights of existing stockholders may diminish as a result.

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

     Factors that could cause such volatility may include, among other things actual or anticipated fluctuations in our quarterly operating results, announcements of technological innovations, conditions or trends in the Internet industry, and changes in the market valuations of other Internet companies.

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

                           PART II.  OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

     Please refer to our previous disclosures on our Form 8-K filed on May 8, 2000 for a description of certain matters related to convertible debentures held by RGC International Investors, LDC.

     From time to time, we are involved in legal proceedings incidental to our business. We believe that these pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, and that adequate provision has been made for the resolution of such actions and proceedings.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     (1) From January to April, 2000 the Company under its 1999 Stock Option Plan issued options to purchase up to 3,257,200 shares of common stock to members of its board of directors who were not employees of the Company, 3 officers, and 33 employees and 7 consultant with exercise prices ranging from $2.44 per share, which was not less than the fair market value of the shares on the date of grant. The issuances were made in reliance on
Section 4(2) of the Securities Act of and was made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to the Company that the shares were being acquired for investment.

     (2) In February 2000 we issued 175,000 shares of common stock to Sinclair Davis Trading Corp. in exchange for consulting services. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

     (3) In February 2000 we issued 15,367,133 shares of common stock and warrants to purchase up to 15,367,133 shares of common stock in exchange for approximately $23 million. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

     (4)     In  February  2000  we issued 6,250 shares of common stock  to  PPC
Racing pursuant to a letter of intent agreement. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

     (5) In March and April, 2000 we issued 778,982 shares of common stock and warrants to purchase up to 389,491 shares of common stock to consultants in exchange for the conversion of approximately $1.6 million in debt owed to the consultants. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     Please refer to our previous disclosures on our Form 8-K filed on May 8, 2000 for a description of certain matters related to convertible debentures held by RGC International Investors, LDC.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     On April 14, 2000, we solicited the consent of our stockholders to an increase in the number of authorized shares of common stock to 200,000,000. We received consents from holders of a majority of the then-outstanding shares of common stock and the amendment to our Articles of Incorporation became effective on May 8, 2000. The number of votes cast for the amendment was 21,620,209. The number of votes cast against the amendment was 518,885. The number of shares abstaining from voting was 26,675.

ITEM  5.  OTHER  INFORMATION.

Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits

Exhibit  Number     Description  of  Exhibit
---------------     ------------------------

3.5 Certificate of Amendment of Articles of Incorporation of the Company. (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with as of May 12, 2000)

27.1               Financial  Data  Schedule

     (b)     Reports  on  Form  8-K.

     No reports on Form 8-K were filed during the quarter ended March 31, 2000. We did file reports on Form 8-K on April 20, 2000 and May 8,2000 which included a decription of certain matter related to convertible debentures held by RGC International Investors, LDC.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NETTAXI.COM

Date:  May  15,  2000                    By:  /s/  Dean  Rositano
                                              -------------------
                                             Dean  Rositano,
                                             President and
                                             Interim Chief Financial Officer
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit  Number     Description  of  Exhibit
---------------     ------------------------
3.5 Certificate of Amendment of Articles of Incorporation of the Company. (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with as of May 12, 2000)

27.1    Financial  Data  Schedule