Form 10-Q
period 2000-06-30
NETTAXI INC
filed 2000-08-14
CIK 1084876

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  June  30,  2000

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

     As of August 1, 2000, the registrant had 42,619,586 shares of common stock, $.001 par value per share, outstanding.

                                           NETTAXI.COM

                                            CONTENTS



PART I                               FINANCIAL INFORMATION                              Page No.
                                                                                        --------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited)
         and December 31, 1999                                                                 3

         Condensed Consolidated Statements of Operations for the Three and Six Months
         Ended June 30, 2000 (unaudited) and June 30, 1999 (unaudited)                         4

         Condensed Consolidated Statements of Shareholders' (Deficiency) Equity,
         June 30, 2000 (unaudited)                                                             5

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2000 (unaudited) and June 30, 1999 (unaudited)                               6

         Notes to Condensed Consolidated Financial Statements (unaudited)                      7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                        14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           32

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                    32

Item 2.  Changes in Securities and Use of Proceeds                                            32

Item 3.  Defaults Upon Senior Securities                                                      33

Item 4.  Submission of Matters to a Vote of Security Holders                                  33

Item 5.  Other Information                                                                    34

Item 6.  Exhibits and Reports on Form 8-K                                                     34

SIGNATURES                                                                                    34

EXHIBIT  INDEX                                                                                35

                                              PART I.  FINANCIAL INFORMATION

ITEM  1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

NETTAXI.COM
CONDENSED  CONSOLIDATED  BALANCE  SHEETS


                                                                                      December 31, 1999    JUNE 30, 2000
                                                                                     -------------------  ---------------
                                                                                                            (UNAUDITED)
                                                                                                          ---------------

ASSETS
-----------------------------------------------------------------------------------
 CURRENT ASSETS:
-----------------------------------------------------------------------------------
   Cash and cash equivalents                                                         $          987,700   $   16,734,200
-----------------------------------------------------------------------------------  -------------------  ---------------
   Accounts receivable, net of allowance for doubtful accounts of $83,600 and
    $260,600, respectively                                                                    1,181,600        1,810,300
-----------------------------------------------------------------------------------  -------------------  ---------------
   Prepaid expenses and other assets                                                            609,200          920,300
-----------------------------------------------------------------------------------  -------------------  ---------------
TOTAL CURRENT ASSETS                                                                          2,778,500       19,464,800
-----------------------------------------------------------------------------------  -------------------  ---------------
   Property and equipment, net                                                                1,968,600        1,888,800
-----------------------------------------------------------------------------------  -------------------  ---------------
   Intangibles, net                                                                             578,000          476,000
-----------------------------------------------------------------------------------  -------------------  ---------------
   Deferred expenses                                                                            706,100          630,800
-----------------------------------------------------------------------------------  -------------------  ---------------
TOTAL ASSETS                                                                         $        6,031,200   $   22,460,400
-----------------------------------------------------------------------------------  -------------------  ---------------


LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)  EQUITY
-----------------------------------------------------------------------------------
CURRENT LIABILITIES
-----------------------------------------------------------------------------------
    Accounts payable                                                                 $        4,041,400   $    1,201,000
-----------------------------------------------------------------------------------  -------------------  ---------------
    Accrued expenses                                                                            664,500          774,700
-----------------------------------------------------------------------------------  -------------------  ---------------
    Income taxes payable                                                                        125,600                -
-----------------------------------------------------------------------------------  -------------------  ---------------
 TOTAL CURRENT LIABILITIES                                                                    4,831,500        1,975,700
-----------------------------------------------------------------------------------  -------------------  ---------------
  LONG-TERM LIABILITIES
-----------------------------------------------------------------------------------
    Convertible notes payable                                                                 3,200,000                -
-----------------------------------------------------------------------------------  -------------------  ---------------
 TOTAL LIABILITIES                                                                            8,031,500        1,975,700
-----------------------------------------------------------------------------------  -------------------  ---------------
    Commitments and contingencies
-----------------------------------------------------------------------------------
 SHAREHOLDERS' (DEFICIENCY) EQUITY
-----------------------------------------------------------------------------------
   Preferred stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding
   Common stock, $.001 par value; 50,000,000 and 200,000,000 shares authorized, respectively, 23,214,446 and 42,619,586 shares issued and outstanding,
     respectively                                                                                20,000           39,200
-----------------------------------------------------------------------------------  -------------------  ---------------
    Additional paid-in capital                                                               11,807,500       43,737,600
-----------------------------------------------------------------------------------  -------------------  ---------------
    Deferred compensation                                                                      (491,400)        (725,100)
-----------------------------------------------------------------------------------  -------------------  ---------------
    Accumulated deficit                                                                     (13,336,400)     (22,567,000)
-----------------------------------------------------------------------------------  -------------------  ---------------
 TOTAL SHAREHOLDERS' (DEFICIENCY) EQUITY                                                     (2,000,300)      20,484,700
-----------------------------------------------------------------------------------  -------------------  ---------------
 TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY                             $        6,031,200   $   22,460,400
-----------------------------------------------------------------------------------  -------------------  ---------------

**The  accompanying  notes  are  an  integral  part  of  these  financial  statements

NETTAXI.COM
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                          Three Months ended    THREE MONTHS ENDED    Six Months ended    SIX MONTHS ENDED
                                               6/30/99               6/30/00              6/30/99             6/30/00
                                         --------------------  --------------------  ------------------  ------------------
                                             (unaudited)           (UNAUDITED)          (unaudited)         (UNAUDITED)
                                         --------------------  --------------------  ------------------  ------------------

Net Revenues                             $         1,189,100   $         2,984,900   $       1,878,400   $       5,749,800
---------------------------------------  --------------------  --------------------  ------------------  ------------------
Operating Expenses:
---------------------------------------
   Cost of operations                                408,800             1,921,800             732,200           3,695,300
---------------------------------------  --------------------  --------------------  ------------------  ------------------
   Sales and marketing                               705,300             2,073,700             841,000           3,837,000
---------------------------------------  --------------------  --------------------  ------------------  ------------------
   Research and development                          511,900               373,300             729,700             830,400
---------------------------------------  --------------------  --------------------  ------------------  ------------------
   General and administrative                      1,585,800             1,221,500           2,008,600           2,689,000
---------------------------------------  --------------------  --------------------  ------------------  ------------------
 Total Operating Expenses                          3,211,800             5,590,300           4,311,500          11,051,700
---------------------------------------  --------------------  --------------------  ------------------  ------------------
 Loss From Operations                             (2,022,700)           (2,605,400)         (2,433,100)         (5,301,900)
---------------------------------------  --------------------  --------------------  ------------------  ------------------
   Interest income                                    36,900               221,000              39,500             247,000
---------------------------------------  --------------------  --------------------  ------------------  ------------------
   Interest expense                                 (151,300)             (181,200)           (151,800)           (278,900)
---------------------------------------  --------------------  --------------------  ------------------  ------------------
   Deemed interest on settlement
     agreement                                             -            (3,896,000)                  -          (3,896,000)
---------------------------------------  --------------------  --------------------  ------------------  ------------------
 Loss before income taxes                         (2,137,100)           (6,461,600)         (2,545,400)         (9,229,800)
---------------------------------------  --------------------  --------------------  ------------------  ------------------
 Income tax expense                                     (800)                    -            (101,600)               (800)
---------------------------------------  --------------------  --------------------  ------------------  ------------------
 Net Loss                                $        (2,137,900)  $        (6,461,600)  $      (2,647,000)  $      (9,230,600)
---------------------------------------  --------------------  --------------------  ------------------  ------------------


Basic and diluted loss per common share  $           ( 0.10 )  $             (0.15)  $           (0.13)  $           (0.25)
---------------------------------------  --------------------  --------------------  ------------------  ------------------
 Weighted average common shares
    outstanding                                   21,110,000            41,836,456          21,110,000          36,315,563
---------------------------------------  --------------------  --------------------  ------------------  ------------------

**The  accompanying  notes  are  an  integral  part  of  these  financial  statements



NETTAXI.COM
CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  (DEFICIENCY)  EQUITY

                                         Common Stock
                                      -------------------
                                                           Additional Paid-in      Deferred      Accumulated
                                        Shares    Amount         Capital         Compensation      Deficit        Total
                                      ----------  -------  -------------------  --------------  -------------  ------------

Balances, December 31, 1999,
(Audited)                             23,214,446  $20,000  $        11,807,500  $    (491,400)  $(13,336,400)  $(2,000,300)
------------------------------------  ----------  -------  -------------------  --------------  -------------  ------------


Exchange of convertible notes
payable and accrued interest           2,382,472    2,300            3,317,600                                   3,319,900
------------------------------------  ----------  -------  -------------------  --------------  -------------  ------------


Proceeds from the issuance of
common stock                             632,472      600              834,300                                     834,900
------------------------------------  ----------  -------  -------------------  --------------  -------------  ------------


Deemed interest on settlement
agreement                                                            3,896,000                                   3,896,000
------------------------------------  ----------  -------  -------------------  --------------  -------------  ------------


Deferred compensation                                                1,175,400     (1,175,400)                           -
------------------------------------  ----------  -------  -------------------  --------------  -------------  ------------


Amortization of deferred
compensation                                                                          941,700                      941,700
------------------------------------  ----------  -------  -------------------  --------------  -------------  ------------


Conversion of trade payables to
common stock                             778,982      800            1,557,200                                   1,558,000
------------------------------------  ----------  -------  -------------------  --------------  -------------  ------------


Issuance of common stock for
services                                 181,250      200              583,800                                     584,000
------------------------------------  ----------  -------  -------------------  --------------  -------------  ------------


Proceeds from sale of common stock,
net of costs of $2,409,100            15,416,633   15,300           20,549,800                                  20,565,100
------------------------------------  ----------  -------  -------------------  --------------  -------------  ------------


Issuance of common stock due to the
exercise of stock options                 13,331                        16,000                                      16,000
------------------------------------  ----------  -------  -------------------  --------------  -------------  ------------


Net loss                                                                                          (9,230,600)   (9,230,600)
------------------------------------  ----------  -------  -------------------  --------------  -------------  ------------


Balances, June 30, 2000 (unaudited)   42,619,586  $39,200  $        43,737,600  $    (725,100)  $(22,567,000)  $20,484,700
------------------------------------  ----------  -------  -------------------  --------------  -------------  ------------

**The  accompanying  notes  are  an
integral  part  of  these  financial
statements
------------------------------------  ----------  -------  -------------------  --------------  -------------  ------------

NETTAXI.COM
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS


                                                                         Six Months Ended    SIX MONTHS ENDED
                                                                             June 30,            JUNE 30,
                                                                               1999                2000
                                                                           (Unaudited)         (UNAUDITED)
--------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $      (2,647,100)  $      (9,230,600)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                 195,700             536,200
    Allowance for doubtful accounts                                               119,100             177,000
    Issuance of common stock for interest on convertible notes                          -             119,900
    Issuance of common stock for services                                               -             357,100
    Compensation expense related to options granted                                17,800             364,200
    Interest expense related to settlement agreement                                    -           2,400,000
    Interest expense related to warrants granted                                   86,600           1,655,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                        (396,800)           (805,700)
      Prepaid expenses and other assets                                           (34,000)           (187,500)
      Accounts payable                                                          1,955,900          (1,282,400)
      Accrued expenses                                                            564,900             113,800
      Deferred revenue                                                             22,900                   -
      Income taxes payable                                                        100,000            (125,600)
--------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                             (14,900)         (5,908,600)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits                                                                        (41,100)             19,600
  Capital expenditures                                                         (1,028,300)           (354,400)
--------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                          (1,069,400)           (334,800)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on obligation under capital lease                                        (3,700)             (3,600)
  Proceeds from issuance of note payable                                        5,000,000                   -
  Net proceeds from issuance of common stock                                        6,800          21,993,500
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       5,003,100          21,989,900
--------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       3,918,800          15,746,500
CASH AND CASH EQUIVALENTS, beginning of period                                    465,800             987,700
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                $       4,384,600   $      16,734,200
==============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid:
  Income taxes                                                          $           1,600   $          97,400
  Interest                                                              $             500   $               -
Noncash Operating and Financing Activities:
  Issuance of common stock for accounts payable                         $               -   $       1,558,000
  Issuance of common stock for convertible notes plus accrued interest  $               -   $       3,319,900
  Issuance of common stock for services                                 $               -   $         584,000
  Options granted for finders fee                                       $               -   $         577,500

NETTAXI.COM
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

1.   SUMMARY OF ACCOUNTING POLICIES

     THE COMPANY

     Nettaxi.com (formerly Nettaxi, Inc. and formerly Swan Valley Snowmobiles, Inc.), the Company, is a Nevada corporation, incorporated on October 26, 1995. On September 29, 1998, the Company completed the acquisition of 100% of the outstanding common stock of Nettaxi OnLine Communities, Inc., a Delaware corporation, and changed its name to Nettaxi, Inc. The Company changed its name to Nettaxi.com in June, 1999. For accounting purposes, the acquisition has been treated as the acquisition of the Company by Nettaxi OnLine Communities, Inc. with Nettaxi OnLine Communities, Inc. as the acquiror. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance and related stock split.

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

     BASIS OF PRESENTATION

     The unaudited historical consolidated financial statements of Nettaxi.com included herein have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of Nettaxi.com results of operations, financial position and cash flows.

     The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the six months ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

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

     Advertising revenues include barter revenues, which are the exchange by Nettaxi.com of advertising space on Nettaxi.com's web sites for reciprocal advertising space on other web sites. Revenues from these barter transactions are recorded as advertising revenues at the lower of the estimated fair value of the advertisements received or delivered and are recognized when the advertisements are run on Nettaxi.com's web sites. Barter expenses are recorded when Nettaxi.com's advertisements are run on the reciprocal web sites, which is typically in the same period as when advertisements are run on Nettaxi.com's web sites. For the six months ending June 30, 2000, barter revenues represented approximately 22% of gross revenues as compared to 0% for the same time period in 1999.

     In November 1999, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue 99-17 "Accounting for Advertising Barter Transactions". Under EITF 99-17, revenues and expenses should be recognized from advertising barter transactions at the fair value of the advertising surrendered or received only when the company has a historical practice of receiving or paying cash for such transactions. As of June 30, 2000, the Company was in compliance with EITF 99-17.

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

     ADVERTISING COSTS

     The cost of advertising is expensed as incurred. Advertising costs for the six months ended June 30, 2000 and 1999, were approximately $3.0 million and $234,100, respectively.

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

          At June 30,  2000 and  December  31,  1999,  the  fair  values  of the
          Company's  debt  instruments   approximatedtheir  historical  carrying
          amounts.

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

     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 138, requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
     (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

     Purchased technology                        $1,740,000
     Other intangibles                           $  150,000
     Computers and equipment                     $  100,000
     Office equipment                            $   45,000
     Furniture and fixtures                      $    5,000
     Contracts payable and accrued expenses      $  (40,000)
     ------------------------------------------  -----------
                                                 $2,000,000
     ==========================================  ===========

     In 1998, the Company experienced several functional problems with portions of the purchased technology, namely the web to database software application, due to those components' incompatibility with subsequent releases of upgraded versions of its operating system. Following attempts to make these components compatible, the Company decided, in December 1998, not to spend additional monies on these components but to replace them. As approximately 50% of the components of the acquired technology were no longer technically viable with the upgraded versions of the Company's operating system and provided no alternative future use, the Company wrote off the unamortized portion of the impaired technology, resulting in a charge to expense of $667,000 in the fourth quarter of 1998.

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

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999.

     NET REVENUES. Revenues for the second quarter of 2000 increased to approximately $3.0 million compared to $1.2 million during the same period of 1999. The period-to-period growth resulted from additional revenues derived as a result of providing Internet web hosting and connectivity services for corporate customers beginning in the third quarter of 1999. Advertising revenues also increased as a result of the increase in the number of advertisers, the average contract duration, and value offered (higher web site traffic to nettaxi.com web pages). Revenues for the second quarter in 1999 consisted primarily of transaction processing fees derived from credit card evaluations and from the processing of on-line credit card transactions. There were no transaction processing fees in 2000. Barter revenues, which are included in advertising revenues, accounted for approximately 22% of total revenues for the second quarter of 2000. There were no barter revenues for the second quarter of 1999. We believe that barter revenues will continue to be significant for the foreseeable future. Four customers each accounted for in excess of 10% of our net revenues for the three months ended June 30, 2000. There were no customers with revenues greater than or equal to 10% of our net revenues for the three months ended June 30, 1999.

          ADVERTISING REVENUES. Advertising revenues were approximately $2.1 million for the second quarter of 2000 compared to $0.3 million for the same period in1999, which represented approximately 72% and 28%, respectively, of total net revenues. The absolute dollar increases resulted from an increase in the number of advertisers as well as the increase in average contract commitments of these advertisers as a result of increased web traffic to our web site. We cannot predict whether advertisers will either increase or decrease their activity at the site.

          TRANSACTION PROCESSING FEES. Transaction processing fees, which consist of revenue derived from credit card evaluations and from the processing of on-line credit card transactions were approximately $0.9 million for the three months ended June 30, 1999. We received no transaction processing fees in the second quarter of 2000. The contract through which we derived these fees transmitted in December 1999, and we do not expect revenues of this type to be significant in future periods.

          HOSTING REVENUES. Hosting revenues were approximately $0.8 million for the second quarter of 2000 or 28% of total net revenues for the period. There were no hosting revenues in the second quarter of 1999. We began providing internet web hosting and connectivity services for corporate customers in the third quarter of 1999. Web hosting services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and monthly connectivity charges. These "hosting" revenues are recognized in the period the services are provided.

     COST OF OPERATIONS. Cost of operations for the second quarter of 2000 increased to $1.9 million compared to $0.4 million for the second quarter of 1999. The increase was primarily attributed to fees paid to third parties related to increased costs for co-location expenses (Internet connection charges). In the third quarter of 1999, we began providing Internet connectivity services to corporate customers, which demanded purchases of additional bandwidth. These costs are expected to continue to increase, as our web traffic increases and our corporate customers require additional bandwidth for our "citizens". Other items contributing to higher costs were equipment costs and depreciation, amortization of intangible assets, and expenses for third party content and development.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the second quarter of 2000 increased to $2.1 million compared to $0.7 million for the second quarter of 1999. Sales and Marketing expenses consisted primarily of investments in sales and marketing personnel, marketing, promotion, advertising and related costs. The absolute dollar increases in sales and marketing expenses were mostly related to expansion of online and print advertising, public relations and other promotional expenditures, and expenditures related to barter transaction and related expenses required to implement our marketing strategy.

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

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the second quarter of 2000 decreased to $0.4 million compared to $0.5 million for the second quarter of 1999. The reduction were attributable to cost savings implemented by us including a decrease in the use of consultants. We will continue to implement cost saving programs but cannot assure that these programs will be effective or that future cost savings will be realized.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted primarily of salaries and related costs for executives, administrative, and finance personnel, as well as legal, accounting and other professional service fees. General and administrative expenses for the second quarter of 2000 decreased to $1.2 million for the second quarter of 2000 compared to $1.6 million during the same period in 1999. The decreases in absolute dollars were primarily due to our implementation of cost controls throughout the entire company which was partially offset by an increase in legal fees relating to the settlement with the holder of the convertible debentures. We expect general and administrative expenses to grow, however, as we hire additional personnel and incur additional expenses related to the growth of our business and our operations as a public company.

     INTEREST INCOME AND EXPENSE. Net interest income for the second quarter of 2000 was $39,800 compared to a net interest expense of $114,400 during the same period in 1999. Interest expense was primarily due to the convertible promissory note that we issued on March 31, 1999 and to amortization of deferred interest related to warrants issued in conjunction with this convertible promissory note. For the three months ended June 30, 2000 however, this expense was offset by additional interest income resulting from our higher average cash balance in 2000 compared to 1999. The higher average cash balance resulted from our completion of a private placement of common stock that raised approximately $23 million in the first quarter of 2000. Interest expense also decreased in the second quarter of 2000 as a result of the conversion of the convertible promissory note in that quarter.

     DEEMED INTEREST EXPENSE. We recognized deemed interest expense of approximately $3.9 million in the second quarter of 2000. This non-cash interest expense resulted from the implied beneficial conversion feature and the value of warrants issued in connection with the settlement agreement that we reached with the holder of Convertibles debentures.


RESULTS OF OPERATIONS - COMPARISON OF THE RESPECTIVE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

     NET REVENUES. Revenues for the six months ended June 30, 2000 increased to approximately $5.7 million compared to $1.9 million during the same period of 1999. The period-to-period growth resulted from additional revenues derived as a result of providing Internet web hosting and connectivity services for corporate customers beginning in the third quarter of 1999. Advertising revenues also increased as a result of the increase in the number of advertisers, the average contract duration, and value offered (higher web site traffic to nettaxi.com web pages). Revenues for the six months in 1999 consisted primarily of transaction processing fees derived from credit card evaluations and from the processing of on-line credit card transactions. There were no transaction processing fees in 2000. Barter revenues, which are included in advertising revenues, accounted for approximately 22% of total revenues for the six months of 2000. There were no barter revenues for the six months of 1999. We believe that barter revenues will continue to be significant for the foreseeable future. Four customers each accounted for in excess of 10% of our net revenues for the six months ended June 30, 2000. There were no customers with revenues greater than or equal to 10% of our net revenues for the six months ended June 30, 1999.

     ADVERTISING  REVENUES.   Advertising  revenues  were  approximately  $3.9
million for the six months of 2000 compared to $0.5 million for the same period of 1999, which represented approximately 68% and 26% of total net revenues. The absolute dollar increases resulted from an increase in the number of advertisers as well as the increase in average contract commitments of these advertisers as a result of increased web traffic to our web site. The Company cannot assure that advertisers will either increase or decrease their activity at the site. Additionally, the Company cannot predict certain factors that could lower the advertising prices currently in effect.

     TRANSACTION PROCESSING FEES. Transaction processing fees were approximately $1.3 million for the six months ended June 30, 1999. There were no transaction processing fees in 2000. Transactions fees consist of revenue derived from credit card evaluations and from the processing of on-line credit card transactions. The 1999 revenue is attributable to the merger with Plus Net, Inc. in 1999. The Company does not expect revenues of this type to be significant in the future periods.

     HOSTING REVENUES. Hosting revenues were approximately $1.8 million for the six months of 2000 or 32% of total net revenues. There were no hosting revenues in the six months of 1999. The Company began providing internet web hosting and connectivity services for corporate customers in the third quarter of 1999. Web hosting services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and monthly connectivity charges. These "hosting" revenues are recognized in the period the services are provided.

     COST OF OPERATIONS. Cost of operations for the six months of 2000 increased approximately $3.0 million to $3.7 million compared to $0.7 million for the six months of 1999. The increase was primarily attributed to fees paid to third parties related to increased costs for co-location expenses (Internet connection charges). In the third quarter of 1999, the Company began providing Internet connectivity services to corporate customers, which demanded purchases of additional bandwidth. These costs are expected to continue to increase, as our web traffic increases and our corporate customer require additional bandwidth for our "citizens". Other items contributing to higher costs were equipment costs and depreciation, amortization of intangible assets, and expenses for third party content and development.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the six months of 2000 increased $3.0 million to $3.8 million compared to $0.8 million for the six months of 1999. Sales and Marketing expenses consisted primarily of investments in sales and marketing personnel, marketing, promotion, advertising and related costs. The absolute dollar increases in sales and marketing expenses were mostly related to expansion of online and print advertising, public relations and other promotional expenditures, expenditures related to barter transactions, and related expenses required to implement our marketing strategy.

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

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the six months of 2000 increased $0.1 million to $0.8 million compared to $0.7 million for the six months of 1999. The absolute dollar increase were due to investments in web architecture and development costs in the first quarter of 2000 offset by the lower utilization of consultants by the Company and other cost savings implemented by the Company. The Company will continue to implement cost saving programs but cannot assure that these programs will be effective or that future cost savings will be realized.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted primarily of salaries and related costs for executives, administrative, and finance personnel, as well as legal, accounting and other professional service fees. General and administrative expenses for the six months of 2000 increased approximately $0.7 million to $2.7 million for the six months of 2000 compared to $2.0 million during the same period of 1999 partially due to an increase in legal fees relating to the settlement agreement with the holder of convertible debentures. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operations as a public company.

     INTEREST EXPENSE. Net interest expense for the six months of 2000 was $31,900 compared to $112,300 during the same period of 1999. The decrease in net interest expense was primarily the result of the conversion of the note in the second quarter 2000. Also, the Company realized additional interest income as a result of higher average cash balance in the 2000 compared to 1999 as a result of the completion of a private placement of its common stock raising approximately $23 million in the first quarter of 2000.

     DEEMED INTEREST EXPENSE. We recognized deemed interest expense of approximately $3.9 million for the first six months of 2000. This non-cash interest expense resulted from the implied beneficial conversion feature, and the value of warrants issued, in connection with the settlement agreement tha we reached with the holder of the convertible debentures.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2000, we had cash and cash equivalents of approximately $16.7 million, compared to approximately $1.0 million at December 31, 1999. The increase in cash was due to the completion of our private placement February 2000.

     Net cash used in operating activities equaled approximately $5.9 million and $14,900 for the six-month periods ended June 30, 2000 and 1999, respectively. We had significant negative cash flows from operating activities for the six month period ended June 30, 2000, primarily from our net operating losses, adjusted for non-cash items, and increases in accounts receivable balances due to the time lag between revenue recognition and the receipt of payments from advertisers and decreases in accounts payable.

     Net cash used in investing activities was approximately $0.3 and $1.1 million for the six-month periods ended June 30, 2000 and 1999, respectively. Substantially all of the cash used in investing activities for both periods was primarily related to the purchase of capital equipment in connection with the build out of our web site and infrastructure. We expects to continue to purchase capital equipment to meet our needs.

     Net cash provided by financing activities was approximately $22.0 million and $5.0 million for the six month periods ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities in 2000 consisted primarily of net proceeds from the February private placement of our common stock and warrants. Net cash provided by financing activities for the six months ended June 30, 1999 consisted of issuance of a promissory note and to a lesser extent the issuance of common stock.

     We incurred net losses of approximately $9.2 million and $2.6 million for the six months ended June 30, 2000, and 1999, respectively. At June 30, 2000, we had an accumulated deficit of approximately $22.6 million. In the six months ended June 30, 2000, we recognized a non-cash interest expense of approximately $3.9 million resulting from the implied beneficial conversion feature, and the value of warrants issued, in connection with the settlement agreement that we reached with the holder of the convertible debentures. The net losses and accumulated deficit also resulted from the significant operational, infrastructure and other costs incurred in the development and marketing of our services and the fact that revenues failed to keep pace with such costs. As a result of our expansion plans and our expectation that our operating expenses, especially in the areas of sales and marketing, will continue to increase significantly, we expect to incur additional losses from operations for the foreseeable future. To the extent that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition would be materially and adversely affected. There can be no assurance that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

     Our cash requirements depend on numerous factors, including market acceptance of our services, the capital required to maintain and grow our web site, the resources required for marketing and selling our services and to increase brand awareness and other factors. We have experienced a substantial increase in our capital expenditures since our inception consistent with the growth in our operations and staffing. Additionally, we continue to evaluate possible investments in businesses, products and technologies, some of which may be material. Since our inception, we have incurred significant operating losses and we believe we will continue to incur operating losses for the foreseeable future. We expect that we will continue to experience negative operating cash flows for the foreseeable future as result of our operating losses. We believe that our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for the next 12 months. We cannot assure you that we will be able to achieve and sustain positive cash flow or profitability. We may need to raise additional funds during 2001 for future expansion of our business, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. We cannot assure you that additional financing will be available on terms favorable to us, or at all.

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

RISK  FACTORS

WE HAVE A LIMITED OPERATING HISTORY, HAVE INCURRED LOSSES SINCE INCEPTION, AND EXPECT LOSSES FOR THE FORESEEABLE FUTURE

     We were incorporated in October 1997. Accordingly, we have only a limited operating history upon which you can evaluate our business and prospects. Since our inception, we have incurred net losses, resulting primarily from costs related to developing our web site, attracting users to our web site and establishing the Nettaxi.com brand. At June 30, 2000, we had an accumulated deficit of $22,567,000. Losses have continued to grow faster than our revenues during our limited operating history. This trend is reflective of our continued investments in technology and sales and marketing efforts to grow the business. Because of our plans to continue to invest heavily in marketing and promotion, to hire additional employees, and to enhance our web site and operating infrastructure, we expect to incur significant net losses for the foreseeable future. We believe these expenditures are necessary to strengthen our brand recognition, attract more users to our web site and generate greater online revenues. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

WE MAY REQUIRE  FURTHER  CAPITAL  TO  PURSUE  OUR  BUSINESS  OBJECTIVES

     We  currently  believe  that we have sufficient cash to fund our operations through the next twelve months. After that time, we may be required to seek additional capital to sustain our operations. We have experienced a substantial increase in our capital expenditures since our inception consistent with the growth in our operations and staffing. Additionally, we continue to evaluate possible investments in businesses, products and technologies, some of which may be material. Since our inception, we have incurred significant operating losses and we believe we will continue to incur operating losses for the foreseeable future. We expect that we will continue to experience negative operating cash flows for the foreseeable future as result of our operating losses. We believe that our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for the next 12 months. We cannot assure you that we will be able to achieve and sustain positive cash flow or profitability or that we will have other sources available to provide the financial resources necessary to continue our operations. We may need to raise additional funds during 2001 for future expansion of our business, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If we are unsuccessful in generating anticipated resources from one or more of the anticipated sources, and unable to replace the shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various services or entry into various markets, and otherwise scaling back operations. If we are unable to generate the required resources, our ability to meet our obligations and to continue our operations would be adversely affected.

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

OUR REVENUE GROWTH IN PRIOR PERIODS IS NOT INDICATIVE OF FUTURE GROWTH AND WE CANNOT ACCURATELY PREDICT OUR FUTURE REVENUES

     We had revenues of approximately $5,749,800 and $1,878,400 for the six months ended June 30, 2000 and 1999, respectively. While our growth rate has been strong, it is unlikely that revenue will continue to grow at this rate in the future and our performance during these periods should not be taken as being indicative of future trends. Accurate predictions regarding our revenues in the future are difficult and should be considered in light of our limited operating history and rapid changes in the ever evolving Internet market. For example, our ability to generate revenues in the future is dependent in part on the success of our capital-raising efforts and the investments that we intend to make in sales and marketing, infrastructure, and content development. Our revenues for the foreseeable future will remain primarily dependent on the number of customers that we are able to attract to our web site, and secondarily on sponsorship and advertising revenues. We cannot forecast with any degree of certainty the number of visitors to our web site, the number of visitors who will become customers, or the amount of sponsorship and advertising revenues. Similarly, we cannot provide any guarantees regarding the revenues that will be generated from e-commerce products and services that we intend to make available on our site.

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

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE

      As of June 30, 2000, 42,619,586 shares of our common stock were outstanding and 6,163,533 shares of common stock were subject to options granted under our 1998 and 1999 Stock Option Plans and otherwise of the outstanding shares, 11,487,250 shares of our common stock were immediately eligible for sale in the public market without restriction or further restriction under the Securities Act of 1933, unless purchased by or issued to any
"affiliate"  of  ours,  as  that  term  is  defined  in  Rule  144  promulgated under that Act. All other outstanding shares of our common stock are "restricted securities" as such term is defined under Rule 144, in that such shares were issue din private transactions not involving a public offering and may not be sold in the absence of registration other than in accordance with Rules 144, 144(k) or 701 promulgated under the Securities Act of 1933 or another exemption from registration. As of June 30, 2000, approximately 21 million shares of common stock were eligible for sale under Rule 144. If our stockholders sell substantial amounts of our common stock under Rule 144, the market price of our common stock could be adversely affected and our ability to raise additional capital at that time through the sale of our securities could be impaired.

FUTURE EXERCISE OF WARRANTS OR ISSUANCES OF SECURITIES MAY SIGNIFICANTLY DILUTE YOUR HOLDINGS

     There are currently warrants to purchase 2,200,000 shares of our common stock outstanding and exercisable over the next five years at an exercise price per share of $1.50, subject to adjustment. There are also warrants to purchase 269,692 shares of common stock outstanding and exercisable over the next four and a half years at an exercise price per share of $4.38, subject to adjustment. The shares underlying these warrants have been registered for resale pursuant to our registration statement on Form S-1 (File No. 333-38538). Pursuant to another registration statement on Form S-1 (File No. 333-36826) we registered shares underlying warrants to purchase 15,567,133 shares of common stock issued having an exercise price per share of $4.00, warrants to purchase 436,351 shares of common stock having an exercise price per share of $2.76 and warrants to purchase 50,000 shares of common stock having an exercise price per share of $12.38. Pursuant to a third registration statement on Form S-1 (File No. 333-30074), we registered warrants to purchase 125,000 shares of common stock having an exercise price of $8.00 per share. If the holders of our outstanding warrants and other convertible securities were to exercise their rights, purchasers of our common stock could experience substantial dilution of their investment.

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

     In 1998 and 1999, we experienced several interruptions and degradations of service as a result of our third party service provider's inability to deliver the contractual bandwidth required to handle our traffic volume. These interruptions result in decreased web usage volume and therefore impact our ability to serve advertising impressions for our customers. These interruptions can materially impact our revenues. We estimate that during 1998 we lost approximately $35,000 in revenue because of this, and during 1999 we lost an additional $35,000 in revenues.

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

     Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, particularly Robert A. Rositano, Jr., our Chief Executive Officer, and Dean Rositano, our Chief Operating Officer. We do not currently maintain "key person" insurance on the lives of Messrs. Rositano. The loss of the services of any of our executive officers could materially and adversely affect our business due to their experience with our business plan and the disruption in the conduct of our day-to-day operations. Additionally, we believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. Competition for employees that possess knowledge of both the Internet industry and our target market is intense. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

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

ACQUISITIONS  MAY  DISRUPT  OR  OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS

     We may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other Internet companies. On July 13, 2000, we signed a letter of intent to merge with GoHip, a privately held direct marketing firm and Web Portal, but do not have any present understanding relating to any other such acquisition or investment. If we were to buy a content, service or technology company, the amount of time and level of resources required to successfully integrate their business operation could be substantial. The challenges in assimilating their people and organizational structure, and in encountering potential unforeseen technical issues in integrating their content, service or technology into ours, could cause significant delays in executing other key areas of our business plan. This could include delays in integrating other content, services or technology into our communities, or moving forward on other business development relationships, as management and employees, both of which are time constrained, may be distracted. In addition, the key personnel of the acquired company may decide not to work for us, which could result in the loss of key technical or business knowledge to us. Furthermore, in making an acquisition, we may have to incur debt or issue equity securities to finance the acquisition, the issuance of which could be dilutive to our existing shareholders.

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

WE COULD INCUR MONETARY DAMAGES FROM LITIGATION ARISING OUT OF OUR BUSINESS ACTIVITIES

     On July 9, 1999, we were named as one of several defendants in a lawsuit filed by four disaffected shareholders in Simply Interactive, Inc. The lawsuit arises out of a series of events relating to certain assets our operating company, Nettaxi Online Communities, purchased from SSN Properties in October 1997. The complaint alleges that we owed, and either intentionally or negligently breached, fiduciary duties to the plaintiffs. The suit also claims that we either intentionally or negligently interfered with the plaintiffs' contract or prospective advantage. While our officers and directors believe that the suit is without merit, we cannot provide you with any assurances that we will prevail in this dispute. If the plaintiffs successfully prosecute any of their claims against us, the resulting monetary damages and reduction in our working capital could significantly harm our business. For more information please see the section of our Annual Report on Form 10-K for the year ended December 31, 1999 called "Legal Proceedings".

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

                           PART II.  OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

     Please refer to our previous disclosures in our Annual Report on Form 10-K for the year ended December 31, 1999 and on our Form 8-K filed on May 8, 2000 for a description of certain matters.

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

     (2) In March and April, 2000 we issued 778,982 shares of common stock and warrants to purchase up to 389,491 shares of common stock to consultants in exchange for the conversion of approximately $1.6 million in debt owed to the consultants. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     Please refer to our current Report on Form 8-K filed on May 8, 2000 for a description of certain matters related to convertible debentures held by RGC International Investors, LDC.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits

Exhibit  Number     Description  of  Exhibit
---------------     ------------------------

27.1               Financial  Data  Schedule


     (b)     Reports  on  Form  8-K.

     We filed current Reports on Form 8-K on April 20, 2000 and May 8, 2000 which included descriptions of certain matters related to convertible debentures held by RGC International Investors, LDC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NETTAXI.COM

Date:  August  14,  2000      By:  /S/  Dean  Rositano
               --                ----------------------------------------------
                              Dean  Rositano,
                              President  and  Interim  Chief  Financial  Officer
                              (Principal  Accounting  Officer)

                                  EXHIBIT INDEX

Exhibit  Number     Description  of  Exhibit
---------------     ------------------------

27.1               Financial  Data  Schedule