Form 10-Q
period 2000-09-30
NETTAXI INC
filed 2000-11-14
CIK 1084876

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  September  30,  2000



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

     As of October 31, 2000, the registrant had 43,049,586 shares of common stock, $.001 par value per share, outstanding.

                                             NETTAXI.COM

                                              CONTENTS

                                                                                                Page No.
                                                                                                --------

PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets, as of September 30, 2000 (unaudited) and
               December 31, 1999                                                                  3

               Condensed Consolidated Statements of Operations, Three and Nine Months Ended
               September 30, 2000 and  1999 (unaudited)                                           4

               Condensed Consolidated Statements of Shareholders' Equity (Deficiency),
               September 30,  2000 (unaudited)                                                    5

               Condensed Consolidated Statements of Cash Flows, Nine  Months Ended
               September 30,  2000 and 1999 (unaudited)                                           6

               Notes to Condensed Consolidated Financial Statements (unaudited)                   7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                      9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                        30

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                                 31

Item 2.        Changes in Securities and Use of Proceeds                                         31

Item 3.        Defaults Upon Senior Securities                                                   32

Item 4.        Submission of Matters to a Vote of Security Holders                               32

Item 5.        Other Information                                                                 32

Item 6.        Exhibits and Reports on Form 8-K                                                  32

SIGNATURES                                                                                       33

EXHIBIT INDEX                                                                                    34

                                             PART I.  FINANCIAL INFORMATION

ITEM  1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

NETTAXI.COM
CONDENSED  CONSOLIDATED  BALANCE  SHEETS


                                                                                                        September 30,
                                                                                    December 31, 1999       2000
                                                                                                         (unaudited)
                                                                                    -----------------  ---------------
ASSETS
 Current assets:
   Cash and cash equivalents                                                        $        987,700   $   15,487,400

   Accounts receivable, net of allowance for doubtful accounts of $83,600 and              1,181,600        1,823,900
    $245,900, respectively
   Prepaid expenses and other assets                                                         609,200        1,077,700
                                                                                    -----------------  ---------------
TOTAL CURRENT ASSETS                                                                       2,778,500       18,389,000
   Property and equipment, net                                                             1,968,600        1,780,500
   Intangibles, net                                                                          578,000          425,000
   Deferred expenses                                                                         706,100          436,000
                                                                                    -----------------  ---------------
TOTAL ASSETS                                                                        $      6,031,200   $   21,030,500
                                                                                    =================  ===============

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                $      4,041,400   $    1,623,500
    Accrued expenses                                                                         664,500          579,900
    Income taxes payable                                                                     125,600                -
                                                                                    -----------------  ---------------
 TOTAL CURRENT LIABILITIES                                                                 4,831,500        2,203,400
  LONG-TERM LIABILITIES
    Convertible notes payable                                                              3,200,000                -
                                                                                    -----------------  ---------------
 TOTAL LIABILITIES                                                                         8,031,500        2,203,400
    Commitments and contingencies
 SHAREHOLDERS' (DEFICIENCY) EQUITY
   Preferred stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding
   Common stock, $.001 par value; 50,000,000 and 200,000,000 shares
authorized; 23,214,446 and 43,049,586 shares issued and outstanding, respectively             23,200           43,000

    Additional paid-in capital                                                            11,804,300       44,060,800
    Deferred Compensation                                                                   (491,400)        (577,500)
    Accumulated Deficit                                                                  (13,336,400)     (24,699,200)
                                                                                    -----------------  ---------------
 TOTAL SHAREHOLDERS' (DEFICIENCY) EQUITY                                                  (2,000,300)      18,827,100
                                                                                    -----------------  ---------------
 TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY                            $      6,031,200   $   21,030,500
                                                                                    =================  ===============

**The  accompanying  notes  are  an  integral  part  of  these  financial  statements

NETTAXI.COM
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                           Three Months ended    Three Months ended    Nine Months ended    Nine Months ended
                                                9/30/99               9/30/00               9/30/99              9/30/00
                                              (unaudited)           (unaudited)           (unaudited)          (unaudited)
                                          --------------------  --------------------  -------------------  -------------------
Net Revenues                              $         1,102,500   $         2,254,000   $        2,980,900   $        8,003,800

Operating Expenses:

   Cost of operations                               1,182,400             1,653,400            1,914,600            5,348,700
   Sales and marketing                              2,291,700             1,506,600            3,132,700            5,343,600
   Research and development                           855,500               427,700            1,585,200            1,258,100
   General and administrative                         748,100             1,026,800            2,756,700            3,715,800
                                          --------------------  --------------------  -------------------  -------------------
 Total Operating Expenses                           5,077,700             4,614,500            9,389,200           15,666,200
                                          --------------------  --------------------  -------------------  -------------------

 Loss From Operations                              (3,975,200)           (2,360,500)          (6,408,300)          (7,662,400)

   Interest Income                                     28,800               229,500               68,300              476,500
   Interest Expense                                  (147,600)               (1,200)            (299,400)          (4,176,100)
                                          --------------------  --------------------  -------------------  -------------------

 Loss before income taxes                          (4,094,000)           (2,132,200)          (6,639,400)         (11,362,000)

 Income Tax (Expense) Benefit                           4,900                     -              (96,700)                (800)
                                          --------------------  --------------------  -------------------  -------------------

 Net Loss                                 $        (4,089,100)  $        (2,132,200)  $       (6,736,100)  $      (11,362,800)
                                          --------------------  --------------------  -------------------  -------------------

Basic and diluted loss per common share   $             (0.19)  $             (0.05)  $            (0.32)  $            (0.29)

 Weighted average common shares
    Outstanding                                    21,178,333            42,896,030           21,132,778           38,133,760

**The  accompanying  notes  are  an  integral  part  of  these  financial  statements

NETTAXI.COM
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY) EQUITY

                                           Common Stock

                                                             Additional Paid-in      Deferred      Accumulated
                                          Shares    Amount         Capital         Compensation      Deficit         Total
                                        ----------  -------  -------------------  --------------  -------------  -------------
Balances, December 31, 1999,
(Audited)                               23,214,446  $23,200  $        11,804,300  $    (491,400)  $(13,336,400)  $ (2,000,300)

Exchange of convertible notes payable    2,382,472    2,400            3,317,500                                    3,319,900
and accrued interest

Proceeds from the issuance of common       632,472      600              834,300                                      834,900
stock

Deemed interest on settlement                                          3,896,000                                    3,896,000
agreement

Deferred Compensation                                                  1,175,400     (1,175,400)                            -

Amortization of deferred compensation                                                 1,089,300                     1,089,300

Conversion of trade payables to
common stock                               778,982      800            1,557,200                                    1,558,000

Issuance of common stock for services      611,250      600              910,400                                      911,000

Proceeds from sale of common stock,
net of costs of $2,409,100              15,416,633   15,400           20,549,700                                   20,565,100

Issuance of common stock due to the
exercise of stock options                   13,331                        16,000                                       16,000

Net loss                                                                                           (11,362,800)   (11,362,800)

--------------------------------------  ----------  -------  -------------------  --------------  -------------  -------------
Balances, September 30, 2000
(unaudited)                             43,049,586  $43,000  $        44,060,800  $    (577,500)  $(24,699,200)  $ 18,827,100
--------------------------------------  ----------  -------  -------------------  --------------  -------------  -------------

**The accompanying notes are an integral part of these financial statements

NETTAXI.COM
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS


                                                                           Nine Months Ended    Nine Months Ended

                                                                             September 30,        September 30,
                                                                                 1999                 2000
------------------------------------------------------------------------  -------------------  -------------------
                                                                              (UNAUDITED)          (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $       (6,736,100)  $      (11,362,800)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                    382,000              898,000
    Allowance for doubtful accounts                                                   19,300              162,300
    Issuance of common stock for interest on convertible notes                             -              119,900
    Issuance of common stock for services                                                  -              730,900
    Compensation expense related to options granted                                  114,900            1,089,300
    Interest expense related to settlement agreement                                       -            2,400,000
    Interest expense related to warrants granted                                     171,500            1,655,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                           (904,600)            (804,600)
      Prepaid expenses and other assets                                              (77,900)            (196,500)
      Accounts payable                                                             3,009,100             (859,900)
      Accrued expenses                                                               811,700              (79,200)
      Income taxes payable                                                           100,000             (125,600)
      Other current liabilities                                                      (14,000)                  --
------------------------------------------------------------------------  -------------------  -------------------
NET CASH USED IN OPERATING ACTIVITIES                                             (3,124,100)          (6,373,200)
------------------------------------------------------------------------  -------------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits                                                                           (40,400)              19,200
  Capital expenditures                                                            (2,043,900)            (556,900)
------------------------------------------------------------------------  -------------------  -------------------
NET CASH USED IN INVESTING ACTIVITIES                                             (2,084,300)            (537,700)
------------------------------------------------------------------------  -------------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on obligation under capital lease                                           (5,000)              (5,400)
  Proceeds from issuance of convertible note payable                               5,000,000                    -
  Net proceeds from issuance of common stock                                       1,188,100           21,416,000
------------------------------------------------------------------------  -------------------  -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          6,183,100           21,410,600
------------------------------------------------------------------------  -------------------  -------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            974,700           14,499,700

CASH AND CASH EQUIVALENTS, beginning of period                                       465,800              987,700
------------------------------------------------------------------------  -------------------  -------------------

CASH AND CASH EQUIVALENTS, end of period                                  $        1,440,500   $       15,487,400
========================================================================  ===================  ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid:
    Income taxes                                                          $            1,600   $           97,400
    Interest                                                              $              500   $                -
Noncash Operating and Financing Activities:
    Issuance of common stock for accounts payable                         $                -   $        1,558,000
    Issuance of common stock for convertible notes plus accrued interest  $                -   $        3,319,900
    Issuance of common stock for consulting services                      $                -   $          911,000

NETTAXI.COM
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

1.   SUMMARY OF ACCOUNTING POLICIES

     THE COMPANY

     Nettaxi.com is a Nevada Corporation, which was incorporated on October 26, 1995. The Company's principal executive offices are located in Campbell, California.

     CONSOLIDATION

     The accompanying condensed consolidated financial statements include the accounts of Nettaxi.com and its wholly-owned subsidiary, Nettaxi Online Communities, Inc. All Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

     USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Acutal results could differ from those estimates.

     BASIS OF PRESENTATION

     The unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for three and nine month periods ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     The unaudited historical financial statements included herein have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's results of operations, financial position and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     REVENUE RECOGNITION AND DEFERRED REVENUE

     The Company's revenues are derived principally from the sale of banner advertisements and web hosting services. Advertising revenues are recognized in the period in which the advertisement is delivered, provided that collection of the resulting receivable is probable. Advertisers are charged on a per impression or delivery basis up to a maximum as specified in the contract. To date, the duration of the Company's advertising commitments has not exceeded one year. When the Company guarantees a minimum number of impressions or deliveries, revenue is recognized ratably in proportion to the number of impressions or deliveries recorded to the minimum number of impressions and deliveries guaranteed. Web hosting revenues are recognized in the period in which the services are provided.

     Advertising revenue include barter transactions, which are the exchange by Nettaxi.com of advertising space on Nettaxi.com's web sites for reciprocal advertising space on other web sites or advertising media. Revenues from these barter transactions are recorded as advertising revenues at the lower of the estimated fair value of the advertisements received or delivered and are recognized when the advertisements are run on Nettaxi.com's web sites. Barter expenses are recorded when Nettaxi.com's advertisements are run on the reciprocal web sites, which is typically in the same period as when advertisements are run on Nettaxi.com's web sites. For the three and nine months ended September 30, 2000, barter revenues represented 41% and 28% of net revenues as compared to 0% for both comparable periods in 1999.

     In November 1999, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue 99-17 "Accounting for Advertising Barter Transactions". Under EITF 99-17, revenues and expenses should be recognized from advertising barter transactions at the fair value of the advertising surrendered or received only when the company has a historical practice of receiving or paying cash for such transactions. As of September 30, 2000, the Company was in compliance with EITF 99-17.

     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In September 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No 138, requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
     (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In September 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after September 15, 2000.

     Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material impact on the Company's results from operations, financial position or cash flows.

     BASIC AND DILUTED LOSS PER COMMON SHARE

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS  REPORT  CONTAINS  FORWARD-LOOKING  STATEMENTS  WITHIN  THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

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

     To date, our revenues have been derived principally from the sale of advertisements and internet connectivity service fees for corporate customers.

     We sell a variety of advertising packages to clients, including banner advertisements, event sponsorships, and targeted and direct response advertisements. Currently, our advertising revenues are derived principally from short-term advertising arrangements, averaging one to three months, in which we guarantee a minimum number of impressions for a fixed fee. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that we have no significant remaining obligations and that collection of the resulting receivable is probable. Payments received from advertisers prior to displaying their advertisements on the site are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impression levels are not met, we defer recognition of the corresponding revenues until guaranteed levels are achieved. We expect to continue to derive revenue for the foreseeable future from the sale of advertising space on our web site.

     In the third quarter of 1999, we began providing web site hosting and Internet connectivity services for corporate customers. Our services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and connectivity charges. These "hosting" revenues are recognized in the period the services are provided. Two customers accounted for more than 10% of total net revenues for the three months period ended September 30, 2000 and one customer accounted for more than 10% of the total net revenues for the nine months period ended September 30, 2000. The loss or reduction of revenue from this customer may have a material impact on total net revenues.

     The Company also receives other revenues from premium account membership subscriptions. Our membership programs offer premium services for a monthly fee, providing additional services such as unlimited personal e-mail accounts for family or friends, unlimited Nettaxi Site Builder web pages, themed web page templates, a personal event calendar, discussion groups, and options to customize personal homepages with pictures, colors and content.

     In May 1999, we completed the merger with Plus Net, Inc., a California corporation, which has allowed us to provide our users with a web based e-mail program and a robust meta search engine. Plus Net also has an e-commerce processing engine that enables the acceptance and processing of online credit card transactions. We believe this merger also enhanced our electronic commerce and advertising opportunities. As a result of this merger, we received revenues from credit card processing fees during the first half of 1999, with minimal revenues being earned in the third quarter of 1999. The contract through which these fees have been derived terminated in December 1999 and we anticipate that revenues of this type will be minimal in the foreseeable future.

     In February 2000, we completed our private placement, which raised approximately $23 million in exchange for issuance of the Company's common stock and warrants, to purchase shares of our common, which, if fully exercised by all investors, will result in an additional $63 million in equity funding to Nettaxi.com. The acquisition of this new capital will provide Nettaxi.com the ability to become a more aggressive competitor in the community portal arena. The Company plans to use the funds raised to increase our ability to develop new community content and commerce relationships, and enhance each Nettaxi.com citizen's experience within our communities. This funding will also facilitate potential acquisitions, mergers, and other strategic partnerships which fit into the company's overall long-term business strategy.

     To date, we have entered into business and technology license arrangements in order to build our web site community, provide community-specific content, generate additional traffic, and provide our subscribers with additional products and services, including e-commerce tools. During the third quarter ended September 30, 2000, the Company entered into a contract with a third-party content provider to provide content for the citizens and page viewers. The Company expects this new content to increase brand awareness to our website. The Company also entered into a contract to enhance our marketing efforts for direct marketing to our citizens that may enhance their time spent online with other products and services for purchase.

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


RESULTS  OF  OPERATIONS

Three months ended September 30, 2000 Compared to the Three months ended September 30, 1999.

     NET REVENUES. Net Revenues were $2.3 million and $1.1 million for the three months ended September 30, 2000 and 1999, respectively. Net revenues increased 104% as the result of both higher advertising and hosting revenues.
Five and four customers each accounted for revenues greater than 10% of total net revenues for the three months ended September 30, 2000 and 1999, respectively.

     ADVERTISING REVENUES. For the three months ended September 30, 2000 and 1999, advertising revenues were approximately $1.3 million and $0.6 million, respectively. Advertising revenues increased as the result of advertisers placing higher number of banner advertisements on our web site due to value offered (as a result of higher web site traffic to nettaxi.com web pages) to the advertisers. Also, the average revenue generated per advertiser had more than doubled year over year.

The Company cannot assure that advertisers will either increase or decrease their advertising sponsorship at the Company's web site. Additionally, the Company cannot predict various factors (such as competition or demand) that could lower the advertising prices currently in effect, or the continuous flow of web traffic to our web site. The Company does not expect that the prior growth in advertising revenues is indicative of future results.

Revenues from reciprocal advertising agreements, or barter transactions, accounted for approximately 41% total revenues for the three months ended September 30, 2000. There were no barter revenues for the comparable period of 1999. Barter revenues for the three months ended September 30, 2000 are the result of the Company's strategy in developing strategic relationships with other advertisers or service providers for non-cash media advertising.

     HOSTING REVENUES. Hosting revenues were approximately $0.9 million and $0.4 million for the three months ended September 30, 2000 and 1999, respectively. The 125% increase is the result of the Company providing internet web hosting and connectivity services for corporate customers beginning in the third quarter of 1999. Web hosting services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and monthly connectivity charges. These "hosting" revenues are recognized in the period the services are provided. The Company has experienced strong revenue growth in the internet web hosting for corporate customers, but does not expect this growth to continue at the current rate, or that the Company will sustain profitability from this business segment. Additionally, the Company cannot assure that it can increase the number of corporate customers or maintain the current customer base. As previously described, two web-hosting customers accounted for more than 10% of total net revenues for the three months ended September 30, 2000.

     COST OF OPERATIONS. Cost of operations were $1.7 million and $1.2 million for the three months ended September 30, 2000 and 1999, respectively. Cost of operations increased 40%, primarily the result of additional expenses related to costs for co-location expenses. In the third quarter of 1999, the Company began providing Internet connectivity services to corporate customers, which demanded purchases of additional bandwidth from third party providers. Also, the Company experienced a significant growth in web traffic to our web sites, which required the purchase of increased bandwidth to support this increased traffic. Other items contributing to higher costs were equipment costs and depreciation, amortization of intangible assets, and expenses for third party content and development.

Separately, during the three months ended September 30, 2000, the Company also initiated cost effective measurement tools to limit the use of unauthorized excessive bandwidth or charging the individual users for the use of additional bandwidth. These cost measures resulted in substantial cost savings to the Company during the three months. The Company cannot be assured that these cost saving measures will continue to result in substantial savings or any savings at all.

     SALES AND MARKETING EXPENSES Sales and Marketing expenses were $1.5 million and $2.3 million for the three months ended September 30, 2000 and 1999, respectively. Sales and marketing expenses decreased 34% primarily driven by the Company's redirected marketing approach for brand awareness to direct marketing campaigns and cross marketing arrangements or barter transactions rather than cash intensive mass media marketing campaigns. The Company believes this new approach will reduce the per-citizen, or customer acquisition cost, and increase the number of citizens gained in relation to each marketing dollar spent. The result of this new plan has allowed the Company to rely on fewer Sales and Marketing personnel, therefore decreasing salaries and related expenses, and decreased expenditures on promotional print media advertising.

     The Company recorded barter expenses in relation to barter advertising revenues of $0.9 million for the three months ended September 30, 2000. There were no barter expenses in 1999. The Company utilizes barter transactions as an inexpensive advertising media for increasing brand awareness. We expect that barter transactions will continue as one of the advertising medias for the Company. There can be no assurance that these increased expenditures will result in increased visitors to our Web site or additional revenues.

     RESEARCH AND DEVELOPMENT EXPENSES Research and development expenses were $0.4 million and $0.9 million for the three months ended September 30, 2000 and 1999, respectively. The 50% decrease was primarily attributable to the lower utilization of consultants by the Company. The Company expects the current economic prosperity and high cost of living in Silicon Valley to have a continuous impact on the ability of the Company to retain and hire additional technical personnel. This factor alone may offset any cost savings measures implemented by the Company and result in increases in overall research and development expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $1.0 million and $0.7 million for the three months ended September 30, 2000 and 1999, respectively. General and administrative costs consisted primarily of salaries and related costs for executives, administrative, and finance personnel, as well as legal, accounting and other professional service fees. The 37% increase is attributable to amortization of deferred compensation expense related to stock, warrants and options granted during the year to various consultants for the services and increased costs associated with being a public company.

Separately, during the three months ended September 30, 2000, the Company initiated cost cutting measures and evaluations to improve the efficiency of various functions of the Company with the expected reduction of costs. These measures have currently resulted in cost savings in the area of professional fees, recruiting fees and other costs. The Company does not expect that these improvements in efficiency will continue to result in future cost savings or that these improvements will continue to enhance the efficiency of the business.

     INTEREST EXPENSE. Net interest income for the three months ended September 30, 2000 was $228,300. Net interest expense for the three months ended September 30, 1999 was $118,800. For the 1999 period, the net interest expense was primarily the result of the interest on the convertible promissory note that was issued on March 31, partially offset by interest income. For the 2000 period, the net interest income was the result of higher average cash balance in the year 2000 compared to 1999 as a result of the completion of a private placement of common stock raising approximately $23 million in the first quarter of 2000, partially offset by interest expense.

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


Nine months ended September 30, 2000 Compared to the Nine months ended September 30, 1999.

NET REVENUES. Net Revenues were $8.0 million and $3.0 million for the nine months ended September 30, 2000 and 1999, respectively. Net revenues increased 169% as the result of both higher advertising and hosting revenues. Five customers each accounted for revenues greater than 10% of total net revenues for the nine months ended September 30, 2000. No customer accounted for greater than 10% of revenues in 1999.

     ADVERTISING REVENUES. For the nine months ended September 30, 2000 and 1999, advertising revenues were approximately $5.2 million and $1.2 million, respectively. Advertising revenues increased 373% as the result of advertisers placing higher numbers of banner advertisements on our web site due to value offered (as a result of higher web site traffic to nettaxi.com web pages) to the advertisers. Also, the average revenue generated per advertiser had more than doubled for the year over year period.

The Company cannot assure that advertisers will either increase or decrease their advertising sponsorship at the Company's web site. Additionally, the Company cannot predict various factors (such as competition or demand) that could lower the advertising prices currently in effect, or the continuous flow of web traffic to our web site. The Company does not expect that the prior growth in advertising revenues is indicative of future results.

Revenues from reciprocal advertising agreements, or barter transactions, accounted for approximately 28% of total revenues for the nine months ended September 30, 2000. There were no barter revenues for the comparable periods of 1999. Barter revenues increased for the nine months period primarily the result of the Company's strategy in developing strategic relationships with other advertisers or service providers for non-cash media advertising.

     HOSTING REVENUES. Hosting revenues were approximately $2.7 million and $0.4 million for the nine months ended September 30, 2000 and 1999, respectively. The 580% increase is the result of the Company providing internet web hosting and connectivity services for corporate customers beginning in the third quarter of 1999. Web hosting services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and monthly connectivity charges. These "hosting" revenues are recognized in the period the services are provided. The Company has experienced strong revenue growth in the internet web hosting for corporate customers, but does not expect this growth to continue at the current rate, or that the Company will sustain profitability from this business segment. Additionally, the Company cannot assure that it can increase the number of corporate customers or maintain the current customer base. One web-hosting customer accounted for more than 10% of total net revenues for the nine months ended September 30, 2000, no one customer had revenues greater than 10% in the 1999 period.

     TRANSACTION PROCESSING FEES Transaction processing fees were $1.3 million for the nine months ended September 30, 1999. There were no transaction processing fees in 2000. Transaction fees consist of revenue derived from credit card evaluations and from the processing of on-line credit card transactions. The 1999 revenue is attributable to the merger with Plus Net, Inc. in 1999. The Company does not expect revenues of this type in any future periods.

     COST OF OPERATIONS Cost of operations were $5.3 million and $1.9 million for the nine months ended September 30, 2000 and 1999, respectively. Cost of operations increased 179% primarily as the result of additional expenses related to costs for co-location expenses. In the third quarter of 1999, the Company began providing Internet connectivity services to corporate customers, which demanded purchases of additional bandwidth from third party providers. Also, during the nine months ended September 30, 2000, the Company experienced a significant growth in web traffic to our web sites, which required the purchase of increased bandwidth to support this increased traffic.

Separately, during the three months ended September 30, 2000, the Company also initiated cost effective measurement tools to limit the use of unauthorized excessive bandwidth or charging the individual users for the use of additional bandwidth. These cost measures resulted in substantial cost savings to the Company during the three months. The Company cannot be assured that these cost saving measures will continue to result in substantial savings or any savings at all.

Other items contributing to higher costs were equipment costs and depreciation, amortization of intangible assets, and expenses for third party content and development for the nine month period ended September 30, 2000.

     SALES AND MARKETING EXPENSES Sales and Marketing expenses were $5.3 million and $3.1 million for the nine months ended September 30, 2000 and 1999, respectively. The 70% increase is the result of the expansion of online and print advertising, barter transactions, public relations and other promotional expenditures as well as increased sales and marketing personnel and related expenses required to implement our marketing strategy which began in the third quarter of 1999, partially offset by the savings realized by the redirected marketing approach for brand awareness implemented in the third quarter of 2000.

The Company recorded barter expenses in relation to barter advertising revenues of $2.2 million for the nine months ended September 30, 2000, respectively. The Company utilizes barter transactions as an inexpensive advertising media for increasing brand awareness. We expect that barter transactions will continue as one of the advertising medias for the Company. There can be no assurance that these increased expenditures will result in increased visitors to our Web site or additional revenues.

     RESEARCH AND DEVELOPMENT EXPENSES Research and development expenses were $1.3 million and $1.6 million for the nine months ended September 30, 2000 and 1999, respectively. The 21% decrease was primarily attributable to the lower utilization of consultants by the Company and other cost saving measures implemented by the Company. The Company will continue to implement cost saving programs but cannot assure that these programs will be effective or that future cost savings will be realized. Also, the Company expects the current economic prosperity and high cost of living in Silicon Valley to have a continuous impact on the ability of the Company to retain and hire additional technical personnel. This factor alone may offset any cost savings measures implemented by the Company and result in increases in overall research and development expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses were $3.7 million and $2.8 million for the nine months ended September 30, 2000 and 1999, respectively. General and administrative costs consisted primarily of salaries and related costs for executives, administrative, and finance personnel, as well as legal, accounting and other professional service fees. The 35% increase in general and administrative expenses were attributable to amortization of deferred compensation expense related to stock, warrants and options granted during the year to various consultants for the services and increased costs associated with being a public company. Also, the increase is the result of legal fees related to the settlement agreement with the holder of convertible debentures. Separately, during the three months ended September 30, 2000, the Company initiated cost cutting measures and evaluations to improve the efficiency of various functions of the Company with the expected reduction of costs. These measures have currently resulted in cost savings in the area of professional fees, recruiting fees and other costs. The Company does not expect that these improvements in efficiency will continue to result in future cost savings or that these improvements will continue to enhance the efficiency of the business.

     INTEREST EXPENSE. Net interest expense was 3.7 million and $0.2 million for the nine months ended September 30, 2000 and 1999, respectively. For the 1999 period the net interest expense was primarily due to the convertible promissory note that was issued on March 31, 1999 and to amortization of deferred interest related to warrants issued in conjunction with the convertible promissory note, offset by interest income. For the 2000 period, the net interest expense was primarily the result of net deemed interest expense related to the convertible debenture issued on March 31, 1999. We recognized deemed interest expense of approximately $3.9 million in the second quarter of 2000. This non-cash interest expense resulted from the implied beneficial conversion feature and the value of warrants issued in connection with the settlement agreement that we reached with the holder of the convertible debenture.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2000, the Company had cash and cash equivalents of approximately $15.5 million, compared to approximately $1.0 million at December 31, 1999.

     Net cash used in operating activities equaled approximately $6.4 million and $3.1 million for the nine-month period ended September 30, 2000 and 1999, respectively. We had significant negative cash flows from operating activities for the nine month period ended September 30, 2000 primarily from our net operating losses, adjusted for non-cash items, and increases in accounts receivable balances due to the time lag between revenue recognition and the receipt of payments from advertisers and decreases in accounts payable. These factors were offset by the significant interest expense related to the settlement agreement on the conversion of the note payable issued on March 31, 1999.

     Net cash used in investing activities was approximately $0.5 million and $2.1 million for the nine-month periods ended September 30, 2000 and 1999, respectively. Substantially all of the cash used in investing activities for both periods was primarily related to the purchase of capital equipment in connection with the build out of our web site and infrastructure. The Company expects to continue to purchase capital equipment to meet the needs of the growth of the Company.

     Net cash provided by financing activities was approximately $21.4 million and $6.2 million for the nine month periods ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities in 2000 consisted primarily of net proceeds from the issuance of our common stock. Net cash provided by financing activities in 1999 consisted of issuance of a convertible note and to a lesser extent the issuance of common stock.

     We incurred net losses of approximately $11.4 million and $6.7 million for the nine months ended September 30, 2000, and 1999, respectively. At September 30, 2000, we had an accumulated deficit of approximately $24.7 million. The net losses and accumulated deficit resulted from the significant operational, infrastructure and other costs incurred in the development and marketing of our services and the fact that revenues failed to keep pace with such costs. As a result of our expansion plans and our expectation that our operating expenses, especially in the areas of sales and marketing, will continue to increase significantly, we expect to incur additional losses from operations for the foreseeable future. To the extent that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition would be materially and adversely affected. There can be no assurance that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

     The Company does not have any long-term commitments that currently require a specified capital budget other than normal operations. We currently believe that we have sufficient cash to fund our operations through December 2001. After that time, we will be required to seek additional capital to sustain our operations, fund expansion of our business, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. We expect to generate a portion of the necessary cash flow through advertising and hosting revenues, but will also need to obtain capital through other sources such as equity or debt financing. We cannot assure you that we will be able to achieve and sustain positive cash flow or profitability or that we will have other sources available to provide the financial resources necessary to continue our operations. If we are unsuccessful in generating resources from one or more of the anticipated sources and are unable to replace any shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the expansion or introduction of various services, and otherwise scaling back operations. If we were unable to generate the required resources, our ability to meet our obligations and to continue our operations would be adversely affected.

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

WE HAVE A LIMITED OPERATING HISTORY, HAVE INCURRED LOSSES SINCE INCEPTION, AND EXPECT LOSSES FOR THE FORESEEABLE FUTURE

     We were incorporated in October 1997. Accordingly, we have only a limited operating history upon which you can evaluate our business and prospects. Since our inception, we have incurred net losses, resulting primarily from costs related to developing our web site, attracting users to our web site and establishing the Nettaxi.com brand. At September 30, 2000, we had an accumulated deficit of $24,699,200. Losses have continued to grow faster than our revenues during our limited operating history. This trend is reflective of our continued investments in technology and sales and marketing efforts to grow the business. Because of our plans to continue to invest heavily in marketing and promotion, to hire additional employees, and to enhance our web site and operating infrastructure, we expect to incur significant net losses for the foreseeable future. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

WE  REQUIRE  FURTHER  CAPITAL  TO  PURSUE  OUR  BUSINESS  OBJECTIVES

     We currently believe that we have sufficient cash to fund our operations through December 2001. After that time, we will be required to seek additional capital to sustain our operations. We expect to generate a portion of the necessary cash flow through advertising and hosting revenues, but will also need to obtain capital through other sources such as equity or debt financing. We are currently negotiating with prospective investors, however to date, no agreements for additional financing have been consummated. We cannot assure you that we will be able to achieve and sustain positive cash flow or profitability or that we will have other sources available to provide the financial resources necessary to continue our operations. Given our limited resources and our history of losses from operations, we will also need to raise additional funds in order to fund expansion of our business, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. No assurances can be given, however, that we will be able to obtain such additional resources. If we are unsuccessful in generating anticipated resources from one or more of the anticipated sources, and unable to replace the shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various services or entry into various markets, and otherwise scaling back operations. If we are unable to generate the required resources, our ability to meet our obligations and to continue our operations would be adversely affected.

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

OUR REVENUE GROWTH IN PRIOR PERIODS IS NOT INDICATIVE OF FUTURE GROWTH AND WE CANNOT ACCURATELY PREDICT OUR FUTURE REVENUES

     We had revenues of $8,003,800 and $2,980,900 for the nine months ended September 30, 2000 and 1999, respectively. While our growth rate has been strong, it is unlikely that revenue will continue to grow at this rate in the future and our performance during these periods should not be taken as being indicative of future trends. Accurate predictions regarding our revenues in the future are difficult and should be considered in light of our limited operating history and rapid changes in the ever evolving Internet market. For example, our ability to generate revenues in the future is dependent in part on the success of our capital-raising efforts and the investments that we intend to make in sales and marketing, infrastructure, and content development. Our revenues for the foreseeable future will remain primarily dependent on the number of customers that we are able to attract to our web site, and secondarily on sponsorship and advertising revenues. We cannot forecast with any degree of certainty the number of visitors to our web site, the number of visitors who will become customers, or the amount of sponsorship and advertising revenues. Similarly, we cannot provide any guarantees regarding the revenues that will be generated from e-commerce products and services that we intend to make available on our site.

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

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE

     As of September 30, 2000, 16,484,904 shares of our common stock were immediately eligible for sale in the public market without restriction or further restriction under the Securities Act of 1933, unless purchased by or issued to any "affiliate" of ours, as that term is defined in Rule 144 promulgated under that Act. Additionally, we have filed a registration statement on Form S-8 (File No. 333-32678) to register 6,300,000 of the shares of common stock issuable upon exercise of options granted or to be granted under our 1998 and 1999 stock option plans. As a result, shares issued upon exercise of stock options, including options for 1,170,704 shares that were exercisable as of April 30, 2000, are eligible for resale in the public market without restriction. Additionally, we intend to file a registration statement on Form S-8 to register the additional 5,600,000 shares of common stock under our 1999 Stock Option Plan, as amended. We have also filed a registration statement on Form S-1 (File No. 333-36826), declared effective by the Securities and Exchange Commission on September 12, 2000 registering 32,730,849 shares issued and issuable pursuant to recent private placement transactions. Additionally, we have filed a registration statement on Form S-1 (File No. 333-38538), declared effective by the Securities and Exchange Commission on September 21, 2000, registering 4,219,692 shares of common stock issued and issuable pursuant to recent private placement transactions. As of September 30, 2000 approximately 21 million shares of common stock were eligible for sale under Rule 144. If our stockholders sell substantial amounts of our common stock under Rule 144 or pursuant to the aforementioned registration statements, the market price of our common stock could be adversely affected and our ability to raise additional capital at that time through the sale of our securities could be impaired.

FUTURE EXERCISE OF WARRANTS OR ISSUANCES OF SECURITIES MAY SIGNIFICANTLY DILUTE YOUR HOLDINGS

     There are currently warrants to purchase 2,200,000 shares of our common stock outstanding and exercisable over the next five years at an exercise price per share of $1.50, subject to adjustment. There are also warrants to purchase 269,692 shares of common stock outstanding and exercisable over the next four and a half years at a price of $4.38, subject to adjustment. The shares underlying all of these warrants have been registered pursuant to our registration statement on Form S-1 (File No. 333-38538). Additionally, pursuant to our registration statement on Form S-1 (File No. 333-36826) we registered shares underlying warrants to purchase 15,567,133 shares of common stock issued having an exercise price per share of $4.00, warrants to purchase 436,351 shares of common stock having an exercise price of $2.76 and warrants to purchase 50,000 shares of common stock having an exercise price of $12.38. Additionally, pursuant to our registration statement on Form S-1 (File No. 333-30074), we registered warrants to purchase 125,000 shares of common stock having an exercise price of $8.00 per share. If the holders of our outstanding warrants and other convertible securities were to exercise their rights, purchasers of our common stock could experience substantial dilution of their investment.

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

OUR PROJECTED E-COMMERCE SERVICES MAY NOT BE LAUNCHED ON A TIMELY BASIS AND MAY NOT GENERATE THE ANTICIPATED LEVEL OF REVENUES

     Our strategic growth plan calls for development and implementation of e-commerce tools for our citizens. The availability of many of these tools is dependent on our ability to enter into satisfactory contractual relationships with parties offering e-commerce related products and services which can be made available to our subscribers, as well as relationships with parties seeking to make online sales to our subscribers and other visitors to our site. To date, our revenues from e-commerce services have not been material, and we have yet to launch a number of the services that we hope to provide to our citizens and visitors to our site. We may not be able to commence those services on a timely basis, and there is no assurance that the services will generate the anticipated amount of revenues.

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

WE ARE VULNERABLE TO ADDITIONAL TAX OBLIGATIONS THAT COULD BE IMPOSED ON ONLINE COMMERCE TRANSACTIONS

     We do not expect to collect sales or other similar taxes in respect of transactions engaged in by customers on our web site. However, various states or foreign countries may seek to impose sales tax obligations on us and other e-commerce and direct marketing companies. A number of proposals have been made at the federal, state and local levels that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce and cause purchasing through our web site to be less attractive to customers as compared to traditional retail purchasing. Further, states have attempted to impose sales taxes on catalog sales from businesses such as ours. A successful assertion by one or more states that we should have collected or be collecting sales taxes on the sale of products could have a material and adverse effect on our business due to the imposition of fines or penalties or the requirement that we pay for the uncollected taxes.

WE MAY NOT BE ABLE TO TAKE FULL ADVANTAGE OF POTENTIAL TAX BENEFITS FROM OUR NET OPERATING LOSS CARRYFORWARDS

     At December 31, 1999 we had net operating loss carryforwards available to reduce future taxable income that aggregated approximately $11,200,000 for Federal income tax purposes. These benefits expire through 2019. Pursuant to a "change in ownership" as defined by the provisions of the Tax Reform Act of 1986, utilization of our net operating loss carryforwards may be limited, if a cumulative change of ownership of more than 50% occurs within a three-year period. We have not determined if an ownership change has occurred. If it has, we may not be able to take full advantage of potential tax benefits from our net operating loss carryforwards.

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AS IS TYPICAL OF INTERNET COMPANIES

     The market price of our common stock has been, and is likely to continue to be, highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology and Internet-related companies' stocks have reached historical highs within the last two years and have reflected valuations substantially above historical levels. During the same period, these companies' stocks have also been highly volatile and have recorded lows well below historical highs. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that Internet stocks in general will sustain their current market prices.

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

                           PART II.  OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

     Please refer to our previous disclosures in our Annual report on Form 10-K for the year ended December 31, 1999 and our Form 8-K filed on May 8, 2000 for a description of certain matters.

     From time to time, we are involved in legal proceedings incidental to our business. We believe that these pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, and that adequate provision has been made for the resolution of such actions and proceedings.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     (1) From January to September, 2000 the Company under its 1999 Stock Option Plan issued options to purchase up to 3,417,200 shares of common stock to members of its board of directors who were not employees of the Company, 3 current and former officers, and 39 current and former employees and 7 consultants with exercise prices ranging from $0.46 to $2.44 per share, which was not less than the fair market value of the shares on the date of grant. Shares cancelled as a result of unexercised expired options were 327,200 shares. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to the Company that the shares were being acquired for investment.

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

     (3) In February 2000 we issued 15,416,633 shares of common stock and warrants to purchase up to 15,416,633 shares of common stock in exchange for approximately $23 million. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

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

     (6) In July 2000 we issued 100,000 shares of common stock to Newport Capital Consultants, Inc. in exchange for consulting services. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

     (7) In August 2000 we issued 80,000 shares of common stock to James D. Stubler in exchange for consulting services. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

     (8) In August 2000 we issued 250,000 shares of common stock to Robert Shatles in exchange for consulting services. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None

ITEM  5.  OTHER  INFORMATION.

Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits

Exhibit Number     Description of Exhibit
--------------     ----------------------

27.1               Financial  Data  Schedule

     (b)     Reports  on  Form  8-K

             No report on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NETTAXI.COM

Date:  November 14, 2000                 By:  /s/  Dean  Rositano
                                            ---------------------
                                         Dean  Rositano,
                                         President and Interim  Chief  Financial
                                         Officer
                                         (Principal  Accounting  Officer)

                                  EXHIBIT INDEX

Exhibit  Number     Description  of  Exhibit
---------------     ------------------------

10.57 Co-Branded agreement dated November 5, 1999 by and between Solutions Media, Inc. and the Company.

10.58 Web Content Distribution agreement dated January 1, 2000 by and between White Sand Communications and the Company.

10.59 Web Content Distribution agreement dated January 1, 2000 by and between Whitehorn Ventures and the Company.


27.1               Financial  Data  Schedule