Form 10-K
period 2000-12-31
NETTAXI INC
filed 2001-04-04
CIK 1084876

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                         COMMISSION FILE NUMBER: 0-26109
                                _________________

                                   NETTAXI.COM
             (Exact name of registrant as specified in its charter)
                                _________________


                     NEVADA                                 82-0486102
      (State  or  other  jurisdiction                    (I.R.S.  Employer
     of  incorporation  or  organization)               Identification  No.)

                      1696 DELL AVENUE, CAMPBELL, CA 95008
           (Address of Principal Executive Offices Including Zip Code)

                                 (408) 374-1168
              (Registrant's telephone number, including area code)
                                _________________

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of February 28, 2001, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $6,871,860 (based upon the closing price for shares of the registrant's common stock as reported by the O-T-C Bulletin Board on that date). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2001, the registrant had 43,049,486 shares of common stock, $.001 par value per share, outstanding.

                                   NETTAXI.COM
                                    FORM 10-K
                                TABLE OF CONTENTS



PART I
--------
ITEM 1.   Description of Business                               4
ITEM 1A.  Risk Factors                                         22
ITEM 2.   Properties                                           34
ITEM 3.   Legal Proceedings                                    34
ITEM 4 .  Submission Of Matters To A Vote Of Security Holders  36

PART II
--------

ITEM 5.   Market For The Registrant's Common Stock
          And Related Stockholder Matters                      37
ITEM 6.   Selected Consolidated Financial Data                 40
ITEM 7.   Management's Discussion And Analysis Of
          Financial Condition And Results Of Operations        41
ITEM 7A.  Quantitative And Qualitative Disclosures
          About Market Risk                                    52
ITEM 8.   Financial Statements And Supplementary Data          52
ITEM 9.   Changes In And Disagreements With Accountants
          On Accounting And Financial Disclosure               52

PART III
--------

ITEM 10.  Directors And Executive Officers Of The Registrant   53
ITEM 11.  Executive Compensation                               58
ITEM 12.  Security Ownership Of Certain Beneficial Owners
          And Management                                       65
ITEM 13.  Certain Relationships And Related Transactions       67


PART IV
--------

ITEM 14.  Exhibits, Financial Statement Schedules,
          And Reports On Form 8-K                              71

                                     PART I


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

ITEM  1.  DESCRIPTION  OF  BUSINESS

OUR  BUSINESS

     Nettaxi.com is an Internet marketing portal that provides a range of content and Internet based services for consumers and businesses. Our web site at www.nettaxi.com serves as a gathering place for people with shared topics of interest, as well as an entry point, referred to as a portal, to the Internet. Through our web site, we provide content addressing a large number of targeted categories. The content is organized into affinity categories such as news, sports, entertainment, health, politics, finances, lifestyle, and other areas of interest. Visitors to our web site are provided with comprehensive information and content. Subscribers to our web site, which we call citizens, are also provided with access to enhanced content such as broadband video clips, email accounts and personal web pages. We have developed a diversified revenue model under which we provide our citizens with access to web site hosting services and a broad range of content, and we provide affiliated businesses with access to a large population of Internet users for advertising and promotional purposes.

     In 2000, we focused our efforts on improving the quality of content available on our web site, implementing our web site hosting services and reducing our operating costs by eliminating many of the services which were not profitable.

     We have devoted significant resources to developing our content and our services, including developing an infrastructure and building a management team. We have also focused on developing consumer loyalty and subsequently increasing our overall level of traffic and citizenship. While we have incurred losses of approximately $27,687,800 since our site was launched in October 1997, traffic to our site has increased consistently. In December 1998, we had 60,000 registered citizens. As of December 31, 2000, there were over 800,000 registered citizens in our community and we had a membership base of 1.8 million.

     We have also enjoyed increases in traffic on our web site which is documented by PC Data Online and their measurements of unique visitors to our web site comparing all Internet properties. PC Data Online is an independent research firm which produces comprehensive lists of the top web sites on the Internet on a monthly and weekly basis. Our site had over 1,760,000 unique visitors during the month of December 1999, causing PC Data Online to rank us as 281st among all Internet properties for the month. As a result of an aggressive marketing campaign we conducted during the month of December 2000, PC Data Online ranked nettaxi.com as the 94th most visited site on the Internet. We had 6,800,000 unique visitors to our web site in December 2000. In the two months that followed, we curtailed much of our marketing efforts due to changes in the Internet industry and, as a result, our ranking by PC Data Online fell to 636 for the month of February 2001. In March 2001, we again launched a redesigned marketing program. By March 24, 2001 PC Data Online had ranked us as the 213th most visited site on the Internet with 1,176,000 unique visitors for the week.

INDUSTRY  BACKGROUND

     The Internet is a significant medium for global communications. Millions of people around the world use the Internet to send and receive information, for entertainment, current events and to purchase products and services. The emergence of portals, such as ours, has been an important development on the Internet. These web sites provide an online location where users of the Internet can gain access to a wide variety of information quickly. Traditionally, portal sites have offered free services to users of the Internet including access to e-mail accounts, message boards, news and entertainment. Through these services, portals have attempted to develop consumer loyalty with users of the Internet, while increasing the level of traffic on their web sites.

     PORTALS. Portals provide a single online location where users can interact and find and share pertinent information, products and services related to their particular interests or needs. Portal sites generally offer free services including access to e-mail accounts, chat rooms, message boards, news and entertainment. These features tend to increase user loyalty towards particular portal web sites. Users with an email account with a particular web site are likely to repeat visits to the web site on a regular basis to check email and gather other information. As a result, we believe that users tend to be loyal to and spend more time online at portal sites.

     Booze  Allen  &  Hamilton,  in  a  study  titled  "The Great Portal Payoff:
Matching Internet Marketing to Consumer Behavior" shows that portals are a mainstream destination site for Internet users. This study shows that sixty percent (60%) of all Internet user sessions include a visit to a portal. As the Internet grows, users seek sources of aggregated and user defined information and services that portals have historically provided.

     As a result, portals provide advertisers an attractive means of promoting their products and services and allow businesses to reach the growing number of users who will be purchasing goods or services over the Internet in the future. Portals also offer content providers with an attractive means of disseminating their content to users with particular interests.

     ADVERTISING. The Internet is an attractive medium for advertisers. The Internet has often allowed advertisers to demographically target their messages to groups of Internet users with particular interests, in a manner not available through the means of traditional media. The Internet also allows advertisers a unique level of interactivity and measurability. Advertisers can use the Internet to display messages on certain web pages. These messages are referred to as impressions. Consumers wishing for more information on the advertised topic can use their computers to click, or click-through, on those impressions and move through to other web pages which provide the information sought. Using the Internet, advertisers can change their advertisements frequently in response to market factors, current events and consumer feedback. Advertisers can also track the effectiveness of their advertising messages by receiving reports of the number of advertising impressions delivered to consumers and the corresponding number of times that consumers click on those impressions and move through to the advertised web page.

     To date, Internet advertising has primarily taken the form of banner advertisements, which are comprised of advertising messages displayed on a portion of a web page viewed by visitors to the site. Like traditional media advertising banners are typically priced by advertisers who pay for exposures to potential consumers. However, this approach, which is called impression-based advertising, does not take full advantage of the Internet's direct marketing potential, resulting in low consumer click-through rates, the rate at which consumers click on advertisements to move to the advertised web sites. Advertisers, therefore are paying for exposure to many viewers who are not interested in the product or service advertised. According to the Internet Advertising Bureau (IAD), banner ads accounted for half of all Internet advertising in the second quarter of 2000, while click through rates (CTR's) for banner ads fell more than 40 percent between October 1999 and October 2000. We believe advertiser's are considering alternatives to banner advertising. We also believe that advertisers will focus on more targeted marketing opportunities as they recognize they can offer a level of targetability, interactivity and measurability not generally available in other media.

     CONTENT. The Internet offers content providers significant and attractive economic mechanisms that combine cost advantages with practices that are conducive to revenue generation or premiums. Significantly, the Internet provides information dissemination at a materially lower cost than do other forms of media, notably, both printed paper and private networks. The Internet also offers the potential for easier access to content, which can expand market coverage. We believe that by using the capabilities of the Internet to enrich the convenience, utility, time, or entertainment value of content, Internet content providers can garner significant and even premium revenues.

CURRENT  MARKETING  PLANS  &  PROGRAMS

     We have focused our efforts on marketing, improving the quality of content and hosting services available on our web site, and reducing our operating costs by eliminating many of the services which were not profitable. In this regard, we have developed a number of new promotions designed to generate new sources of revenue and build customer loyalty. Some of the powerful business tools and resources that are part of our solution include:

     BROADBAND CONTENT. We are continually seeking to develop relationships with content publishers to assist in generating revenue through distribution, branding, awareness, and promotions. In 2000 we added sources of new content that allow users to view videos covering music, sports and other subjects. Users are required to register as citizens of our web site prior to viewing the content. Advertisements are also displayed to users while progressing through the registration process.

     DIRECT MARKETING. Jupiter Communications forecasts email marketing will be a $7.3 billion business by 2005, a boost from $164 million in 1999. The volume of messages will swell to 268 billion promotional email messages by 2005.

     We have been collecting registrations for all our citizens since 1998 and maintaining a large, accurate, opt-in database that allows targeted communications based upon gender, age, income, interest and many other demographic variables. We have a consulting services agreement with Annuncio Software, Inc. under which they are to provide us with access to their direct email marketing system. We believe, the campaign management system, Annuncio, is one of the most sophisticated direct email marketing systems available today.

     We will incorporate our direct email marketing capability into promotional offers from companies that we affiliate with, daily emails to registered players of our Internet games, and communications to generate additional activity and transactions with our customer base.

     TARGETED AFFINITY CATEGORIES. We have organized information on our web site into an extensive network of communities with a wide variety of themes, including entertainment, government, home living, sports, finance, society and culture. Users interested in particular themes can access those themes quickly and easily. This creates marketing opportunities for media companies, Internet service providers, and Internet content companies.

     IMPROVED SEARCH METHODOLOGY. We had developed a metasearch engine that enabled users to search multiple sites simultaneously and return the results to one web page. This feature drove users to our web site, but did not generate sufficient revenue. We have revised our search methodology to enhance the revenue generated from our search services. Our current search methodology uses context driven searches where advertisers purchase their placement in the search engine. For example, a user of our web site may choose the subject "music" to search. After the choice is made, the results of the search are presented in a list on a new web page. Advertisers pay for premium placement at the top of the list. This allows advertisers to bid for product placement on our web site and increases revenue generated from our search services.

     SEASONAL PROMOTIONS. During 2000, we successfully implemented seasonal promotions designed to drive Internet users to our e-commerce affiliates. For example, in December 2000 we launched a promotion for Storerunner Network, Inc. Storerunner.com placed advertisements for products it was selling as part of a holiday sale on our web site. Users of our web site could click on the Storerunner advertisements and move to the Storerunner.com web site and purchase the products. Our agreement provided that we receive revenue for each user that accessed the Storerunner.com site from our web site. Although this promotion successfully increased the amount of traffic on our site, we discontinued further services with Storerunner.com after they filed for protection under Chapter 11 of the United States Bankruptcy Code in February 2001.

     CITIZEN SERVICES. During 2000, we revised the scope of services offered to users of our web site to eliminate many of the free services which were available. Currently, users are offered access to free services such as email accounts and a limited variety of content such as video clips or sweepstakes offerings. Nevertheless, we have expanded the range of services available to users that subscribe to our web site. Such subscribers are provided with web site hosting services, personal home pages, access to an expanded variety of video clips, and permission based promotional offers. These services are provided in exchange for a monthly subscription fee. The minimum subscription fee is currently $19.95.

     NETTAXI'S 3D WORLD. In March 2000 we launched a new area within our web site pursuant to an agreement with ActiveWorlds. Users that visit our web site, download the appropriate software and pay a monthly fee can access a series of web pages complete with three dimensional graphics. The graphics are designed so that the area has the look and feel of an urban environment. Users are offered the opportunity to design a personalized Avatar. An Avatar is a three dimensional figure that represents the identity of the user. This Avatar can then walk through the urban environment and engage in online chat with other Avatars. Businesses can set up storefronts within the urban environment and advertise products on billboards within the urban environment. We believe this experience will change the way people chat online.

OUR  STRATEGY

     We are now poised to build on our early success and implement a growth strategy that leverages our infrastructure, marketing expertise, traffic and brand. In 2001, we intend to focus our marketing efforts on generating multiple sources of revenue while enhancing our advertising products and services. Key elements of our strategic growth plan are listed below.

EXPAND SUBSCRIBER  ACQUISITION  PROGRAM

     We intend to embark on aggressive programs to expand our citizen base, which we believe will increase our advertising revenues. We also plan to design programs tailored to increasing the number of paying subscribers to our web site. To this end, we may offer discounted subscription rates to new subscribers and offer new subscribers access to music, video, and other entertainment content unavailable to users that do not subscribe to our web site. We believe these efforts will increase our revenues from subscription fees for our premium account services. The program will include a concerted effort to refine our offering of products and services to expand demand and an aggressive marketing campaign to create real excitement about our site. We hope to raise additional capital for brand development and expansion of our operations.

DEVELOP  OUR  INFRASTRUCTURE;  BUILD  PREMIUM  CONTENT

     Over the next 12 months, we are looking to further develop our managerial and technical infrastructure, enhance the quality and depth of our content by developing new relationships with premium content providers and improve the quantity and quality of our broadband content. We expect these improvements will create several distinct revenues streams for us from the following sources:

     - Subscription fees paid by end users for access to broadband and enhanced content; and

     - Advertising revenues paid by advertisers seeking exposure to Internet users accessing our broadband and enhanced content.

INCREASE  ADVERTISING  REVENUES

     To date, our revenues have been derived principally from the sale of advertisements. We intend to increase our advertising revenue by focusing on a number of key strategies, including:

     - expanding the quantity and quality of content available on our web site in order to increase interest in and traffic on our web site and increase the number of searches conducted on our web site;
     -  expanding  our  advertising  customer  base;
     - increasing the cost of advertising placement charged to our advertising customers through enhanced targeting and rich media programs;
     -  further  improving  the  sophistication  of  our  search  methodology;
     -  increasing  the  average  size  and length of our advertising contracts;
     -  increasing  the  number  of  our  direct  sales  representatives;  and
     - continuing to invest in improving advertising serving and advertising targeting technology.

GAIN  SIGNIFICANT  MARKET  SHARE  AND  CONSOLIDATE  COMPETITORS

     We hope to gain significant market share and consolidate our competitive position by acquiring strategic online community companies and continue an aggressive plan of infrastructure expansion. In May 1999 we acquired Plus Net, Inc., a California corporation which operated a portal site with a range of Internet related tools, including a robust search engine and e-commerce capabilities which supported consumer buying opportunities and programs designed to prevent credit card fraud. The Plus Net merger also provided us with access to a pool of approximately 1,000,000 potential subscribers and provided us with an opportunity to substantially increase the citizenship base within our portal. We are currently in the process of acquiring the assets of LookUpGuide.com, a California corporation, and broadband portal design and development company. In March 2001, we entered into an Asset Purchase Agreement with LookupGuide.com pursuant to which we will issue 2,200,000 shares of common stock in exchange for the assets of LookupGuide.com upon completion of the transaction. We have not completed this transaction and there can be no assurance that we will complete this transaction. We believe these acquisitions will accelerate our research and development efforts, and will enrich the Internet experience of our subscribers.

BUSINESS  SERVICES

OUR  WEB  SITE

     Our web site at www.nettaxi.com is designed to appear as a virtual urban environment. Information on our web site is divided into topic areas which we refer to as affinity groups. We refer the registered users of our web site as citizens. Our web site provides access to information on news, sports, entertainment and other areas of interest. Citizens also have access to Internet related services such as personal home pages, chat services and free e-mail accounts.

     When users first arrive at www.nettaxi.com, they view the broad urban environment, where they find hyperlinks to the information categories we provide, such as:

     -     Member  services,  registration,  and web  hosting;
     -     Community  information  links  such  as  message  boards;
     -     Information  sorted  by  topical  areas  of  interest;  and
     -     Content  such  as  movies,  sports clips and other broadband content.

     Upon selecting one of the links, for example entertainment, a web page containing articles and information about entertainment appears along with an extensive list of categories, or more specific search topics, such as music and television. Choosing the more specific search topic will further focus your search to uncover more specific information.

APPLICATIONS  AND  FEATURES

     We offer a wide range of applications and features to our citizens through our web site, including the following:

     OUR SEARCH ENGINE. Users of our web site can access our specially configured search engine, which we refer to as our taxi, located in all areas and levels of our web site. Users may use the search engine by typing in a search topic such as sports, and they are quickly presented with a list of hyperlinks to web pages carrying sports related information. Advertisers on our site compete for placement in the search results by paying fees to us. The advertisers that pay the highest fees are brought to the top of the list of search results. We believe our search engine provides greater value to our users since it presents small, manageable groups of choices in response to a search, as opposed to an overwhelming volume of listings turned up by many other search engines.

     E-MAIL SERVICES. Our e-mail services allow users to access their accounts, through both Post Office Protocol, POP, and the Internet, IMAP. POP e-mail is the type most commonly used by Internet service providers. Its primary advantage for users is that messages are sent and received quickly and with more privacy, because they do not stay resident on a server for any length of time. Its greatest disadvantage is that e-mail messages, once delivered to a user, are generally no longer available for download again, so that a user who downloads e-mail to a home computer, for example, will generally not be able to download the same mail at a later time to another computer, such as one at work. IMAP, or web-based e-mail, most commonly used by portal services, allows users to retrieve e-mail messages from any location that offers access to the Internet and a specific web site. Sending and receiving messages may be a bit slower than POP services, but messages are stored on a server, can be retrieved multiple times, and remain available until they are either specifically deleted by the user, or a set amount of time has passed.

     Our e-mail service also allows subscribers to our premium services to offer a free web-based email service with a unique domain name, such as me@you.com, giving the domain name free promotion with every email sent. There is no software for the user to download and we provide all mail and maintenance with no added inconvenience to the webmaster. The look and feel can be customized to look like the subscriber's home page.

CONTENT

     A key component of our current and future plans is the continued development of relationships with providers of premium content in a variety of categories. The purpose of these relationships is not to directly generate revenue, but rather to enhance the quantity and quality of information and content on our web site. We believe that enhanced information and content may lead to increased visitors to our site as well as increased subscriptions to our services. During 2000, we had formal relationships with the five premium content providers described below. The companies listed below provide substantially all of the content on our web site that is currently provided by outside parties. The providers are listed in order by the amount of content they provide to us.

     - SCREAMINGMEDIA. In April 2000 we entered into a license agreement with ScreamingMedia, an aggregator of a broad range of content such as current events, daily horoscopes, world news, travel, medicine and health for syndication to Internet portals and destination sites. The term of the agreement is one year and automatically renews for successive one year periods unless terminated. We pay a monthly license fee of $5,000 for use of ScreamingMedia's content. ScreamingMedia currently provides the majority of our outside party content.

     - ACTIVEWORLDS. In March 2001 we launched a new area within our web site pursuant to an agreement we entered into in August 2000 with ActiveWorlds.com, Inc., a Delaware corporation. Users that visit our web site, download the appropriate software and pay a monthly fee can access a series of web pages complete with three dimensional graphics. The graphics are designed so that the area has the look and feel of an urban environment. Users are offered the opportunity to design a personalized Avatar. An Avatar is a three dimensional figure that represents the identity of the user. This Avatar can they walk through the urban environment and engage in online chat with other Avatars. Businesses can set up storefronts within the urban environment and advertise products on billboards within the urban environment. We believe this experience will change the way people chat online. We are to receive a portion of the fees collected by ActiveWorlds from users of our site that subscribe to the service. The agreement has term of one year and automatically renews for successive periods of one year unless terminated prior to the extension.

     - NETOPIA, INC. In March 1999, we entered into a nonexclusive agreement with Netopia, a provider of next generation products including web site services and high-speed connectivity to the Internet, under which Netopia provides us with technology that enhances our ability to provide services to our subscribers. The term of the agreement is two years. This agreement is an expense sharing agreement and generates less than one percent of our revenues.

     - SOLUTIONS MEDIA, INC. In November 1999, we entered into a non-exclusive agreement with Solutions Media, Inc., the operator of the web site, SpinRecords.com to co-brand its content, which includes digital audio/video music files in the MP3 format, which SpinRecords.com has licensed from independent artists. This audio and video content was downloadable by our subscribers from SpinRecords.com. The term of this agreement was one year with an option to renew the agreement for successive periods of one year. We received 50% ad revenue for banner advertisements shown on these co-branded content pages from Solutions Media, Inc. We also received 5% of gross sales from our citizens who purchase licensed content or merchandise from these co-branded web pages. This agreement had a term of one year, and accounted for approximately 13% of our revenue in 2000. We do not expect this relationship to continue in 2001 because Solutions Media, Inc. is no longer in business.

     - STORERUNNER.COM. In September 2000, we entered into an agreement with StoreRunner Network, Inc. under which we placed Storerunner advertisements on our web site and were to be compensated based on the number of visitors to our site that visited the Storerunner site. This agreement resulted in increased traffic on our web site and was part of the reason PC Data Online ranked nettaxi.com as the 94th most visited site on the Internet in December 2000.
Although, this promotion was very successful, we have discontinued further services with Storerunner.com after they filed for protection under Chapter 11 of the United States Bankruptcy Code in February 2001.

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

WEB  SITE  HOSTING  SERVICES

     One of the key features that we offer our registered users is our web site hosting services. Using these services, we currently host the web sites of over 300 individuals or businesses. These services generally fall into two categories. First, we host web pages for subscribers to our web site for a monthly fee. The minimum fee for these services is currently $19.95 per month. Subscribers to these services are provided with storage space and bandwidth to support their web sites. The fee increases depending on the amount of bandwidth and storage space used by the subscriber.

     Second, we provide Internet hosting and connectivity for larger corporate customers. These services involve our maintenance of the servers which host the web sites of these customers. For example, we have an agreement with White Sand Communications, Inc. pursuant to which we host its web site servers and provide support for the overall operation of the servers. Our services are delivered through Alchemy Communications at its Internet data center located in Los Angeles, California. Customers pay monthly fees for the professional services utilized, one-time installation fees, and monthly connectivity charges. These hosting revenues are recognized in the period the services were provided.

     In conjunction with these services, our customers are able to purchase advertising packages within their communities to help market web sites, as well as email tools that will provide them the capability to direct market to their customer base. Our subscribers also provide personal or entrepreneurial and commercial content that is available on our web site. We offer paying subscribers 25 megabytes of server space to use for a home page and e-mail. In addition, subscribers have access to free, easy-to-use web site design software to build their web home page, and they can designate the community and street where they would like to have their home page located. We are currently developing technologies that we believe will improve the quality of the hosting services we provide.

SUBSCRIBER  SERVICE  PLANS  AND  ASSISTANCE

     In order to provide subscribers with choices that suit their individual needs, we offer both free and premium accounts, on a tiered basis similar to the way that cable systems do. Premium accounts are configured from a large menu of options, to attract subscribers and address the needs and desires of particular segments of online users. In each case, subscribers are provided with free, easy-to-use software for designing and building their web page, tips and techniques for making their web sites attractive and exciting to visit, and our search engine to drive traffic to their web site.

     We also adhere to the principle that providing excellent customer service is integral to attracting and, more importantly, retaining subscribers. To that end, we have focused on development of a customer service organization keenly focused on satisfying demand and creating customer loyalty.

     BASIC FREE CITIZEN ACCOUNT. Like most portals, we offer a free basic service package, which we call the free citizen account, to attract a large number of subscribers. This account offers the following package of features and services:

     -  E-mail  service  for  one  personal  e-mail  account;  and

     - Access to chat sessions, message boards, and shopping, as well as premium content such as broadband video clips, news information and other information.

     PREMIUM ACCOUNTS. Our premium accounts are especially attractive. Citizens can build premium accounts from a menu of options, allowing them the ability to pick and choose which items they are interested in. Options can be added for additional fees. In addition to the services which are provided to free service account subscribers, premium account holders are provided with the following options:

     - E-mail service for unlimited e-mail accounts, each with a distinct @nettaxi.com address or a unique domain and customized look and feel;

     -  Disk  space  for  web  page  hosting;  and

     - Access to advertising and banner ads, and other cross-promotional opportunities.

     One of the key features that we offer premium account subscribers is our web site hosting services. Using these services, we currently host the web sites of over 300 individuals or businesses. We host web pages for subscribers to our web site for a monthly fee. The minimum fee for these services is currently $19.95 per month. The fee increases depending on the amount of bandwidth and memory used by the subscriber.

     Premium subscribers are provided with professional web site services to assist with the design and launch of a web site as well as easy-to-use software for updating the site at any time. In addition, subscribers are provided with special tips and techniques for making their web sites attractive and exciting to visit, as well as mechanisms to drive traffic to their web site, including our search engine and strategically placed, highly visible links to the site from other desirable web sites on the Internet. Subscribers wishing to have their own domain are charged a one-time fee to register the domain for a two-year period.

     CUSTOMER ASSISTANCE. In order to maintain nettaxi.com as a portal that truly serves its subscribers and reflects their interests and needs, we invite and encourage subscribers and visitors to send in their comments and suggestions. We track visitor and subscriber activities, and carefully monitor the nature and content of their comments, as part of our strategy for continuing product refinement and development.

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

     If they are unable to find what they are looking for, or if the information they find is confusing, subscribers can submit queries, to which we will actively and promptly respond with appropriate information or guidance. We are also establishing and deploying subscriber-to-subscriber support services, which are provided by online volunteers in exchange for free account upgrades or other premiums.

INTERNET  TRAINING  CD-ROM

     We had developed a CD-ROM product, called "Nettaxi.com; The Experience", which was a comprehensive, interactive training tool that enabled new and intermediate users of computers to learn about and begin using the many powerful capabilities and features of the Internet. The CD-ROM product was also designed to direct people to our web site once they began using the Internet. During 2000 we ceased distribution of our the CD-ROM product due to the substantial costs associated with its maintenance, development and distribution.

CUSTOMERS

     ADVERTISING CUSTOMERS. In 2000 we attracted both mass market consumer product companies as well as technology-related businesses advertising on the Internet. Due to our advantages as an Internet marketing portal, we believe that we are well positioned to capture a portion of the growing number of consumer product and service companies seeking to advertise on the Internet.

     Currently, advertisers and advertising agencies enter into short-term agreements, on average one to two months, pursuant to which they receive a guaranteed number of impressions for a fixed fee. If the guaranteed number of impressions is not delivered, the term of the agreements are extended until the impressions can be delivered. Advertising on our site currently consists of banner-style advertisements that are prominently displayed at the top of pages on a rotating basis throughout the web pages in our web site. From each banner advertisement, viewers can hyperlink directly to the advertiser's own web site, thus providing the advertiser an opportunity to directly interact with an interested customer. Our standard cost per thousand impressions depends upon a number of factors including the location of the advertisement, its size and the extent to which it is targeted for a particular audience. Discounts from standard cost per thousand impressions rates may be provided for higher volume, longer-term advertising contracts.

     We have also implemented a search methodology to enhance the advertising revenue generated from our search services. Our current search methodology uses context driven searches where advertisers purchase their placement in the search engine. For example, a user of our web site may choose the subject "music" to search. After the choice is made, the results of the search are presented in a list on a new web page. Advertisers pay for premium placement at the top of the list. This allows advertisers to bid for product placement on our web site and increases revenue generated from our search services.

     We have entered into an agreement with GoTo.com, under which we use its search services to provide recommended web sites based upon a listing of the top search categories and user defined keywords. We are to receive a percentage of the revenue generated from users of our site using the search services. The agreement has a one year term commencing in September 2000 and automatically renews for periods of one year unless terminated.

     In April 2000 we placed the advertising of Hearme.com on our web site pursuant to an Online Advertising Insertion Order. Under the agreement, we received between $18.00 and $25.00 per million impressions delivered. A portion of the revenue received from this agreement was reciprocal revenue. This agreement accounted for 10% of our revenue in 2000. The agreement had a term of three months.

     In July 1999, we entered into an Advertising Impression Network Contract with White Sand Communications, Inc. White Sand Communications engaged us to deliver banner advertising, sponsorship advertising and exit traffic advertising. The term of the agreement was initially six months and thereafter continued on a month-to-month basis. White Sand Communications pays us a minimum monthly guaranteed payment for exclusive use of banner advertising impressions. This agreement accounted for 6% of our revenue in 1999.

     WEB SITE HOSTING CUSTOMERS. In 2000, we focused on the development of our web site hosting services. We currently host the web sites of over 300 individuals and businesses. These services generally fall into two categories. First, we host web pages for subscribers to our web site for a monthly fee. The minimum fee for these services is currently $19.95 per month. Subscribers to these services are provided with storage space and bandwidth to support their web sites. The fee increases depending on the amount of bandwidth and memory used by the subscriber. We also provide Internet hosting and connectivity for larger corporate customers. These services involve our maintenance of the servers which host the web sites of these customers. For the twelve months ended December 31, 2000, web hosting revenues accounted for 40% of total revenues.

     In August 1999, we entered into a Data Center Service Agreement with White Sand Communications, Inc. We provide White Sand Communications with space in our Data Center and provide support for the overall operation of the their web servers. The fee for this agreement is a monthly recurring fee which includes charges for use and occupancy of the Data Center, connectively fee, power charges, and where applicable, technical support and system administration fees. The term of this agreement is one year. This agreement accounted for 11% of our revenue in 2000 and 4% of our revenue in 1999.

     In July 1999, we entered into a Data Center Service Agreement with Babenet, Ltd, a California corporation. We provide Babenet with space in our Data Center for their web servers and provide support for the overall operation of the their web servers. The fee for this agreement is a monthly recurring fee which includes charges for use and occupancy of the Data Center, connectively fee, power charges, and where applicable, technical support and system administration fees. The term of this agreement is one year and continues on a monthly basis thereafter. This agreement accounted for 20% of our revenue in 2000.

ADVERTISING  SALES  AND  DESIGN

     We seek to distinguish ourselves from our competition through the creation of advertising and sponsorship opportunities that are designed to build brand loyalty for our corporate sponsors by seamlessly integrating their advertising messages into our content. Sponsorship programs involve other business advertising particular programs on web pages within our web site which are branded with both our brand features and the brand features of the advertiser. We have used sponsorship programs to advertise holiday sales of particular types of merchandise. This is distinguished from advertising opportunities in which business display general messages about their products or services on our web site.

     Through our close relationship with our subscribers, we have the ability to deliver advertising to specific targets within our site's theme content areas, allowing advertisers to single out and effectively deliver their messages to their respective target audiences. For example, an advertiser can target its message solely to women with an interest in recreation and sports. We believe that such sophisticated targeting is a critical element for capturing worldwide advertising budgets for the Internet. In the next twelve months, we intend to expand the amount and type of demographic information our site collects from our members, which will allow us to offer specific data to our advertising clients.

     In 2001 we intend to enter into arrangements with a number of third-party advertising sales representatives pursuant to short-term agreements that in general may be terminated by either party, without notice or penalty. The sales organization would consult regularly with advertisers and agencies on design and placement of their web-based advertising, provide customers with advertising measurement analysis and focus on providing a high level of customer service and satisfaction.

     During 2001, we also intend to implement special software on our web site in the immediate future. The software allows us to track a user surfing through the overall web site, follow the user's patterns of activity, present ads that are targeted and relevant to the user's interests, and recommend particular products or services, based on the user's activity profile. In addition, the software will be able to track the particular banner and other advertising to which the user has been exposed while visiting our site. This will provide us with a record of the number and type of advertisement views accessed by users over a specified period of time, useful for determining rates for outside advertisers wishing to have a presence on our web site. It will also provide us with the opportunity to rotate the particular ads it presents to a user to keep the ads fresh and appropriate in context. Eventually, we hope to expand our activity tracking functions to include serving content to users based on their preferences. The result will be content that is customized for a user, automatically and seamlessly.

     We have also licensed advertisement management software from Accipiter Technology, and written some custom code to extend the software's capabilities. The software tracks how many ads are served on the web site, which areas and which pages to which they were served, and how many people have clicked on them. The software allows us to manage advertisement selection and placement by providing an accurate advertisement count on both a real-time and a compiled-over-a-specified-time basis, information crucial to billing an advertiser. The software also provides advertisers with the ability to audit their advertisement performance on our web site on a real-time basis. We provide a user identification and password to the advertiser, who can then come onto the web site and track their ads at any time.

SALES  AND  MARKETING

     In 2000, we committed approximately $5.9 million to sales and marketing activities, including offline and online media advertising. Our sales and marketing efforts are focused on:

     -  Generating  additional  traffic  to  our  site;
     - Building and defining a desirable online destination for consumers and businesses; and
     - Creating and enhancing our brand within the Internet and online industries.

Among  the  key  elements of our sales and marketing strategy are the following:

     ADVERTISING PROGRAMS. We plan to invest in online advertising to drive traffic to our site by placing advertisements on selected high volume sites, as well as purchasing targeted keywords on several popular search engines such as Yahoo!, Excite, Lycos, and others. We also plan to advertise in traditional media such as print, radio and broadcast, on a selective, highly targeted basis, to increase the awareness of our site.

     PUBLIC RELATIONS SUPPORT. By virtue of its broad appeal and focus, we anticipate that a targeted public relations campaign will yield material results in building both national and targeted local and regional awareness for Nettaxi. We do not currently have an agreement with a national public relations professional, but are seeking to enter into an arrangement with a suitable public relations company in 2001.

OPERATING  INFRASTRUCTURE

     At this time, the basic components of our technology infrastructure are in place and operational. Our UNIX-based electronic network for Nettaxi.com operates on a one terabyte Ethernet backbone, with two Cisco Systems Ethernet switches that prevent collisions on the network. Traffic direction for the web servers is handled by Arrowpoint's CS-100, which tracks server load conditions in real time and sends traffic to the most appropriate server to spread around and balance the load. The network is comprised primarily of Sun Microsystems high-capacity servers, and include a mix of Enterprise 450s, Ultra 1, and Ultra 5 models, all running the newest version of Sun's Solaris operating environment for network systems. These servers collectively provide approximately 1.6 terabytes of hard drive space for subscriber capacities.

     In addition, the network currently includes NT servers to handle registration and selected other database functions, using Microsoft's SQL database software.

     Our electronic network is located at Alchemy Communications in Los Angeles, California. We have a Gigabit Data Services Agreement with Alchemy Communications pursuant to which they provide a secure location for our network servers, multiple high-speed Internet connections, and access to 24-hour-a-day, 7-day-a-week technical support personnel and services. Alchemy Communications also provides critically important routing, redundancy, streaming media and maintenance services for the network and its Internet connections, as well as a back-up power supply capable of continuing network operations for up to a week in the event of a power failure. We pay monthly fees for the services and the agreement has a term of 1 year.

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

     Other companies that offer web site hosting, email, and content services include MegaGo.com, theglobe.com, Yahoo!, Xoom, Homestead.com, WBS.net, Angelfire, Fortune City, Lycos and Talk City and, in the future, Internet communities may be developed or acquired by companies currently operating Internet directories, search engines, shareware archives, content sites, Internet Service Providers and other entities, which may have more resources than ours.

     In addition, we currently and in the future face competition from traditional media companies, a number of which, including CBS, Fox and NBC, have recently made significant acquisitions or investments in Internet companies.

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

     We also compete with companies in the online commerce market. This market is new, rapidly evolving and intensely competitive. Current and new competitors can launch new web sites at relatively low cost. The products and services that might be offered through our site will compete with other retailers and direct marketers, some of which may specifically target our potential customers. We anticipate that we will compete with various mail-order and web-based retailers; various traditional retailers, either in their physical or online stores; various online service providers that offers products of interest to our potential customers, including AOL, Microsoft, and other providers mentioned above;.

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

INTELLECTUAL  PROPERTY

     We currently have pending applications before the United States Patent and Trademark Office for trademark and service mark protection for "Nettaxi" and "NetroNews". If these applications are approved, protection will be available for the periods prescribed by law.

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

EMPLOYEES

     As  of  December  31,  2000,  we  had  19  employees,  including:

     -  1  in  customer  support;

     -  3  in  product  development;

     -  10  in  sales,  marketing  and  business  development;  and

     -  5  in  administration.

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

WE HAVE A LIMITED OPERATING HISTORY, HAVE INCURRED LOSSES SINCE INCEPTION, AND EXPECT LOSSES FOR THE FORESEEABLE FUTURE.

     We were incorporated in October 1997. Accordingly, we have only a limited operating history upon which you can evaluate our business and prospects. Since our inception, we have incurred net losses, resulting primarily from costs related to developing our web site, attracting users to our web site and establishing the Nettaxi.com brand. At December 31, 2000, we had an accumulated deficit of $27,687,800. Losses have continued to grow faster than our revenues during our limited operating history. This trend is reflective of our continued investments in technology and sales and marketing efforts to grow the business. Because of our plans to continue to invest heavily in marketing and promotion, to hire additional employees, and to enhance our web site and operating infrastructure, we expect to incur significant net losses for the foreseeable future. We believe these expenditures are necessary to strengthen our brand recognition, attract more users to our web site and generate greater online revenues. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability.

WE  REQUIRE  FURTHER  CAPITAL  TO  PURSUE  OUR  BUSINESS  OBJECTIVES.

     We currently believe that we have sufficient cash to fund our current operations through December 2002. However, to fully execute our business plan, we will be required to seek additional capital. We expect to generate a portion of the necessary cash flow through advertising and hosting revenues, but will also need to obtain capital through other sources such as equity or debt financing. We cannot assure you that we will be able to achieve and sustain positive cash flow or profitability or that we will have other sources available to provide the financial resources necessary to continue our operations. No assurances can be given that we will be able to obtain such additional resources. If we are unsuccessful in generating anticipated resources from one or more of the anticipated sources, and unable to replace the shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various services or entry into various markets, and otherwise scaling back operations. If we are unable to generate the required resources, our ability to meet our obligations and to continue our operations would be adversely affected.

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

     As of February 28, 2001, 18,091,516 shares of our common stock were immediately eligible for sale in the public market without restriction or further restriction under the Securities Act of 1933, unless purchased by or issued to any "affiliate" of ours, as that term is defined in Rule 144 promulgated under that Act. Additionally, we have filed a registration statement on Form S-8 (File No. 333-32678) to register 6,300,000 shares of common stock issuable upon exercise of options granted or to be granted under our 1998 and 1999 stock option plans. As a result, shares issued upon exercise of stock options are eligible for resale in the public market without restriction. We also intend to file a registration statement on Form S-8 to register the additional 5,600,000 shares of common stock under our 1999 Stock Option Plan, as amended. We have also filed a registration statement on Form S-1 (File No. 333-36826), declared effective by the Securities and Exchange Commission on June 12, 2000 registering 32,730,849 shares issued and issuable pursuant to recent private placement transactions. Additionally, we have filed a registration statement on Form S-1 (File No. 333-38538), declared effective by the Securities and Exchange Commission on September 21, 2000, registering 4,219,692 shares of common stock issued and issuable pursuant to recent private placement transactions. As of February 28, 2001 approximately 7 million additional shares of common stock were eligible for sale under Rule 144. If our stockholders sell substantial amounts of our common stock under Rule 144 or pursuant to the aforementioned registration statements, the market price of our common stock could be adversely affected and our ability to raise additional capital at that time through the sale of our securities could be impaired.

FUTURE EXERCISE OF WARRANTS OR ISSUANCES OF SECURITIES MAY SIGNIFICANTLY DILUTE YOUR HOLDINGS.

     There are currently warrants to purchase 18,650,816 shares of our common stock outstanding and exercisable over the next four to five years having exercise prices ranging from $1.50 to $12.38, subject to adjustment. The shares underlying all of these warrants have been registered pursuant to our registration statements on Form S-1 filed with the Securities and Exchange Commission. There are also warrants to purchase 350,000 shares of our common stock outstanding having an exercise price of $0.35 per share. If the holders of our outstanding warrants and other convertible securities were to exercise their rights, purchasers of our common stock could experience substantial dilution of their investment.

     It is likely that we will need to raise additional funds in the future in order to execute our business plan. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. This may make an investment in our common stock less attractive to other investors, thereby weakening the trading market for our common stock.

WE ARE SUBJECT TO THE RISKS AND UNCERTAINTIES FREQUENTLY ENCOUNTERED BY EARLY STAGE COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS.

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

OUR REVENUE GROWTH IN PRIOR PERIODS IS NOT INDICATIVE OF FUTURE GROWTH AND WE CANNOT ACCURATELY PREDICT OUR FUTURE REVENUES.

     We had revenues of approximately $9,418,400, $5,032,800 and $258,000 for the years ended December 31, 2000, 1999 and 1998, respectively. While our growth rate has been strong, it is unlikely that revenue will continue to grow at this rate in the future and our performance during these periods should not be taken as being indicative of future trends. In addition, approximately

$1,285,000 of the revenues for the year ended December 31, 1999 were derived from credit card transaction processing fees, a revenue stream that has declined significantly and that we do not believe will be material in future periods. In the year 2000, we generated approximately $2,200,000 in revenue from reciprocal advertising transactions. We anticipate that these arrangements will not be significant in the future. Accurate predictions regarding our revenues in the future are difficult and should be considered in light of our limited operating history and rapid changes in the ever evolving Internet market. For example, our ability to generate revenues in the future is dependent in part on the success of our capital-raising efforts and the investments that we intend to make in sales and marketing, infrastructure, and content development. Our revenues for the foreseeable future will remain primarily dependent on the number of customers that we are able to attract to our web site, and secondarily on web hosting, sponsorship and advertising revenues. We cannot forecast with any degree of certainty the number of visitors to our web site, the number of visitors who will become customers, or the amount of sponsorship and advertising revenues. Similarly, we cannot provide any guarantees regarding the revenues that will be generated from e-commerce products and services that we intend to make available on our site.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, THEREBY INCREASING THE VOLATILITY OF OUR STOCK PRICE

     We anticipate that our operating results will fluctuate significantly from quarter to quarter. These fluctuations may be due to seasonal and cyclical patterns that have emerged in Internet related spending. For example, the use of our web site is somewhat lower during periods of the year during the first and third calendar quarters because of the summer vacation period and post winter holiday season slowdown. This results in lower revenues for us during periods of the year. Quarterly results may also vary because it is difficult to predict the long-term revenue growth of our business. If investments in marketing and content development are delayed, we may experience corresponding delays in anticipated revenues from such investments, thereby leading to uneven quarterly results. Because of these factors, we believe that quarter-to-quarter comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of investors in future periods, then our stock price may decline.

OUR PLANNED ONLINE AND TRADITIONAL MARKETING CAMPAIGNS MAY NOT ATTRACT SUFFICIENT ADDITIONAL VISITORS TO OUR WEB SITE.

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

WE MAY FAIL TO ESTABLISH AN EFFECTIVE INTERNAL SALES ORGANIZATION TO ATTRACT SPONSORSHIP AND ADVERTISING REVENUES.

     To date, we have relied principally on outside advertising agencies to develop sponsorship and advertising opportunities. We believe that the growth of sponsorship and advertising revenues will depend on our ability to establish an aggressive and effective internal sales organization. Our internal sales team currently has ten members. We will need to substantially increase this sales force in the coming year in order to execute our business plan. Our ability to increase our sales force involves a number of risks and uncertainties, including competition and the length of time for new sales employees to become productive. If we do not develop an effective internal sales force, our business will be materially and adversely affected by our inability to attract sponsorship and advertising revenues.

OUR PROJECTED BROADBAND SERVICES AND ENHANCED CONTENT MAY NOT BE LAUNCHED ON A TIMELY BASIS AND MAY NOT GENERATE THE ANTICIPATED LEVEL OF REVENUES

     Our strategic growth plan calls for development and implementation of broadband services and enhanced content for our subscribers. The availability of many of these tools is dependent on our ability to enter into satisfactory contractual relationships with parties offering related content and services which can be made available to our subscribers, as well as relationships with parties seeking to make online sales to our subscribers and other visitors to our web site. To date, our revenues from broadband services and enhanced content have not been material, and we have yet to launch a number of the services that we hope to provide to our subscribers. We may not be able to commence those services on a timely basis, and there can be no assurance that the services will generate the anticipated amount of revenues.

OUR LONG-TERM SUCCESS DEPENDS ON THE DEVELOPMENT OF THE BROADBAND SERVICES MARKET, WHICH IS UNCERTAIN

     Our future revenues and profits substantially depend upon the widespread acceptance and use of the Internet as an effective medium for the distribution and viewing of broadband content. The use of the Internet for these services is a recent phenomenon. Demand for recently introduced services and products over the Internet and online services is subject to a high level of uncertainty. For example, the distribution and viewing of broadband content over the Internet is at an early stage and buyers may be unwilling to shift their purchasing from traditional vendors of such content to online vendors. If the demand for broadband services does not develop or increase rapidly, this could have a material adverse effect on our results of operations.

WE RELY HEAVILY ON THIRD PARTIES FOR DEVELOPMENT OF SOFTWARE AND CONTENT AND FOR ESSENTIAL BUSINESS OPERATIONS AND MAY BE ADVERSELY AFFECTED BY OUR FAILURE TO MAINTAIN SATISFACTORY RELATIONSHIPS WITH SUCH PARTIES.

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

WE ARE HEAVILY RELIANT ON THIRD PARTIES TO HOUSE AND SERVICE OUR WEB SITE AND ARE VULNERABLE TO POSSIBLE DAMAGE TO OUR OPERATING SYSTEMS.

     We maintain substantially all of our computer systems at our Campbell, California site and the Los Angeles, California site of Alchemy Communications. We are heavily reliant on the ability of Alchemy Communications to house and service our web site. This system's continuing and uninterrupted performance is critical to our success. Growth in the number of users accessing our web site may strain its capacity, and we rely on Alchemy Communications to upgrade our system's capacity in the face of this growth. Alchemy Communications also provides our connection to the Internet. Sustained or repeated system failures or interruptions of our web site connection services would reduce the attractiveness of our web site to customers and advertisers, and could therefore have a material and adverse effect on our business due to loss of membership and advertising revenues.

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

WE  PLAN  TO GROW RAPIDLY, AND EFFECTIVELY MANAGING OUR GROWTH MAY BE DIFFICULT.

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

WE DEPEND ON OUR KEY PERSONNEL TO OPERATE OUR BUSINESS, AND WE MAY NOT BE ABLE TO HIRE ENOUGH ADDITIONAL MANAGEMENT AND OTHER PERSONNEL AS OUR BUSINESS GROWS.

     Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, particularly Robert A. Rositano, Jr., our Chief Executive Officer, and Dean Rositano, our President and Chief Operating Officer. The loss of the services of any of our executive officers could materially and adversely affect our business due to their experience with our business plan and the disruption in the conduct of our day-to-day operations. Additionally, we believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. Competition for employees that possess knowledge of both the Internet industry and our target market is intense. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

INTENSE COMPETITION FROM OTHER INTERNET-BASED BUSINESSES MAY REDUCE OUR MARGINS AND MARKET SHARE AND CAUSE OUR STOCK PRICE TO DECLINE.

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

WE MAY FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH OTHER WEB SITES TO INCREASE NUMBERS OF WEB SITE USERS AND INCREASE OUR REVENUES.

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

OUR  ADVERTISERS  ARE  EMERGING  INTERNET COMPANIES THAT REPRESENT CREDIT RISKS.

     Some of our advertisers have limited operating histories, are operating at a loss, have limited cash reserves or have limited access to capital. If any significant part of our customer base experiences financial difficulties, is not commercially successful or is unable to pay our advertising fees for any reason, our business, operating results and financial condition may be materially and adversely affected.

WE MAY NOT BE ABLE TO ADAPT AS INTERNET TECHNOLOGIES AND CUSTOMER DEMANDS CONTINUE TO EVOLVE.

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

WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR TRADEMARKS, WEB ADDRESSES AND PROPRIETARY RIGHTS.

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

ACQUISITIONS  MAY  DISRUPT  OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

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

WE ARE VULNERABLE TO ADDITIONAL TAX OBLIGATIONS THAT COULD BE IMPOSED ON ONLINE COMMERCE TRANSACTIONS.

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

WE MAY NOT BE ABLE TO TAKE FULL ADVANTAGE OF POTENTIAL TAX BENEFITS FROM OUR NET OPERATING LOSS CARRYFORWARDS.

     At December 31, 2000 we had Federal net operating loss carryforwards available to reduce future Federal taxable income that aggregated approximately $25,143,000 for Federal income tax purposes. These benefits will begin to expire in 2017. Pursuant to a "change in ownership" as defined by the provisions of the Tax Reform Act of 1986, utilization of our net operating loss carryforwards may be limited, if a cumulative change of ownership of more than 50% occurs within a three-year period. We have not determined if an ownership change has occurred. If it has, we may not be able to take full advantage of potential tax benefits from our net operating loss carry forwards.

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

     If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, or its performance and reliability may decline. We are highly dependant on third party service providers. Any interruption experienced by these service providers may have a material impact on our business due to our inability to serve our advertising customers or end users. In addition, web sites, including ours, have experienced a variety of interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage, including usage of our web site, could grow slowly or decline. This may have a material impact on future revenues.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. Our computer systems are supplied primary power by power companies in California. In addition, the systems are connected to battery backup systems. This alternative source of power is provided by our hosting provider and is subject to upkeep and maintenance. Our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in our power supply. If blackouts interrupt our third party power supply, we would be temporarily unable to continue operations at our affected facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation and could result in lost revenue, which could have a material adverse effect on our business, operating results and financial condition.

ADOPTION  OF  THE  INTERNET  AS  AN  ADVERTISING  MEDIUM  IS  UNCERTAIN.

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

BREACHES OF SECURITY ON THE INTERNET MAY SLOW THE GROWTH OF E-COMMERCE AND WEB ADVERTISING AND SUBJECT US TO LIABILITY.

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

WE COULD FACE LIABILITY FOR INFORMATION DISPLAYED ON AND COMMUNICATIONS THROUGH OUR WEB SITE.

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

WE COULD FACE ADDITIONAL BURDENS ASSOCIATED WITH GOVERNMENT REGULATION OF AND LEGAL UNCERTAINTIES SURROUNDING THE INTERNET.

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

WE COULD INCUR MONETARY DAMAGES FROM LITIGATION ARISING OUT OF OUR BUSINESS ACTIVITIES.

     On July 9, 1999, we were named as one of several defendants in a lawsuit filed by four disaffected shareholders in Simply Interactive, Inc. The lawsuit arises out of a series of events relating to certain assets our operating company, Nettaxi Online Communities, purchased from SSN Properties in October 1997. The complaint alleges that we owed, and either intentionally or negligently breached, fiduciary duties to the plaintiffs. The suit also claims that we either intentionally or negligently interfered with the plaintiffs' contract or prospective advantage. A Case Management Conference is currently scheduled for April 13, 2001 at which time the parties must represent to the court whether or not this matter is ready to be set for trial. While our officers and directors believe that the suit is without merit, we cannot provide you with any assurances that we will prevail in this dispute. If the plaintiffs successfully prosecute any of their claims against us, the resulting monetary damages and reduction in our working capital could significantly harm our business.

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD PARTY ACQUISITION OF US DIFFICULT.

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AS IS TYPICAL OF INTERNET COMPANIES.

     The market price of our common stock has been, and is likely to continue to be, highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology and Internet-related companies' stocks have decreased substantially within the last 52 weeks. The market downturn and adjustment for the high valuations for internet companies may not return to the levels of late 1999 and early 2000. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that Internet stocks in general will regain their prior market prices. The per share closing price of our common stock in 2000 ranged from a high of $8.09 as of March 13, 2000 to a low of $0.14 as of December 29, 2001. In addition, an active public market for our common stock may not continue.

     Factors  that  could cause such volatility may include, among other things:

     -    actual or anticipated fluctuations in our quarterly operating results;
     -    announcements  of  technological  innovations;
     -    conditions  or  trends  in  the  Internet  industry;  and
     -    changes  in  the  market  valuations  of  other  Internet  companies.


ITEM  2.  PROPERTIES

     Our headquarters are currently located in a leased facility in Campbell, California, consisting of approximately 8,600 square feet of office space to accommodate management, operations, and research and development functions, which is under a lease that expires at the end of April 2002. We are currently evaluating our need for the current accommodations and believe that the current market conditions will allow the Company to either renew the current lease space or find additional space if needed.

ITEM  3.  LEGAL  PROCEEDINGS

     On July 9, 1999, after our public announcement of the filing of our registration statement on Form S-1, (Registration No. 333-78129) four disaffected shareholders in Simply Interactive, Inc., led by Ronald Ventre, filed an action in the Santa Clara County Superior Court against Warren J. Kaplan, Frank McGrath, Bruno Henry, Alan K. Fetzer, Robert Divenere, Robert A. Rositano, Sr., Robert A. Rositano, Jr., Dean Rositano, Glenn Goelz, Nettaxi.com, Nettaxi Online Communities, Inc., SSN Properties, LLC and others. In August 1999 this claim was consolidated with another claim filed by Carlo Bruno, et al., on September 17, 1998. The case number is CV 783127.

     Mr. Kaplan was formerly the chief executive officer and a director of Simply Interactive. He also became a member of SSN Properties and is currently the chief operating officer of AboveNet Communications, Inc. Mr. McGrath was a director of Simply Interactive. He also became a member of SSN Properties and is currently a vice president of MCI WorldCom. Messrs. Henry, Fetzer, and DiVenere were all former officers of Simply Interactive, and Mr. Henry also served as a director of Simply Interactive. Robert A. Rositano, Sr. was a director of Simply Interactive and became the managing member of SSN Properties. He currently owns more than 5% of the outstanding shares of our common stock following a distribution by SSN Properties to its members in March 1999. Robert
A. Rositano, Jr. was formerly an executive vice president of Simply Interactive and served as a director until May 1996. He is currently chief executive officer, secretary and a director of Nettaxi. Dean Rositano was formerly an executive vice president of Simply Interactive and served as a director until May 1996. He is currently president, chief operating officer and a director of Nettaxi. Mr. Goelz was the chief financial officer of Simply Interactive from August 1996 to July 1997 and was our chief financial officer from April 1999 to April 2000. All individual defendants held shares, or options to purchase shares, of Simply Interactive.

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

     In 1998, we experienced several significant functional problems with portions of a purchased technology program, namely the web to database software application, due to those components incompatability with subsequent releases of upgraded versions of its operating system. Following attempts to make these components of the acquired technology compatible, we decided, in December 1998, not to spend additional monies on these components but to replace them. We wrote off the unamortized portion of this impaired technology that reduced the value of the assets by approximately $700,000. As of December 31, 2000, the unamortized cost of the remaining assets purchased from SSN Properties as a percentage of our total assets was less than 5%. Moreover, the role of these assets, which were intended to be revenue-generating products in Simply Interactive's business model, is substantially different for us in that we view them primarily as a tool to drive traffic to our site and not necessarily as an independent revenue source. It should also be noted that our business model for an online community is substantially different than Simply Interactive's objective of licensing, distribution, and sale of the CD-ROM product and marketing and sales of the impaired software application described above.

     A Case Management Conference is currently scheduled for April 13, 2001 at which time the parties must represent to the court whether or not this matter is ready to be set for trial.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS


None.

                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND RELATED STOCKHOLDER
MATTERS

     Our common stock has been traded on the NASD O-T-C Market Bulletin Board under the trading symbol "NTXY" since October 12, 1998. Prior to that date, our common stock was not actively traded in the public market. The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as reported by various Bulletin Board market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

Period                                           Low Bid  High Bid
------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1998:
Fourth Quarter (October 12 - December 31, 1998)  $ 4.375  $ 8.875
FISCAL YEAR ENDED DECEMBER 31, 1999:
First Quarter (January 1 - March 31, 1999)       $ 6.187  $18.750
Second Quarter (April 1 - June 30, 1999)         $11.500  $34.500
Third Quarter (July 1 - September 30, 1999)      $ 7.375  $16.500
Fourth Quarter (October 1 - December 31, 1999)   $ 1.843  $ 7.875
FISCAL YEAR ENDED DECEMBER 31, 2000:
First Quarter (January 1 - March 31, 2000)       $ 1.406  $ 9.062
Second Quarter (April 1 - June 30, 2000)         $ 0.940  $ 5.968
Third Quarter (July 1 - September 30, 2000)      $ 0.420  $ 1.420
Fourth Quarter (October 1 - December 31, 2000)   $ 0.125  $ 0.520
FISCAL YEAR ENDING DECEMBER 31, 2001
First Quarter (January 1 - March 16, 2001)       $ 0.130  $ 0.240

     On March 16, 2001, the high and low bid prices per share for our common stock on the Bulletin Board were $0.240 and $0.180, respectively. As of February 28, 2001, there were 434 stockholders of record who held shares of our common stock

DIVIDEND  POLICY

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by the Company during the year ended December 31, 2000. Also included is the consideration, if any, received by the Company for such shares and options and information relating to the section of the Securities Act of 1933, or rule of the Securities and Exchange Commission under which exemption from registration was claimed.

(1) In January 2000, we issued options to purchase up to 1,508,800 shares of common stock under our 1999 stock option plan to three current and one former member of our board of directors who were not employees of the Company, 5 officers and 23 key employees with an exercise price of $2.44 per share, which was not less than the fair market value of the shares on the date of grant. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to the Company that the shares were being acquired for investment.

(2) In January, 2000, the Company issued options to purchase 230,000 shares of common stock to 8 vendors and consultants, with an exercise price of $2.44 per share. These issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

(3) In February 2000 we issued 6,250 shares of common stock, having a value of $9,700, to PPC Racing in settlement of cancellation of a letter of intent to provide sponsorship. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

(4) In February 2000 we issued 175,000 shares of Common Stock to Sinclair Davis Trading Corp. in exchange for consulting services. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

(5) In February 2000 we issued approximately 15.4 million shares of Common Stock and warrants to purchase up to an equal number of shares of common stock in exchange for approximately $23 million. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were accredited investors with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

(6) In February, 2000, the Company issued options to purchase 150,000 shares of common stock to Fontanelle, LLC, with an exercise price of $1.88 per share. These issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

(7) In February 2000, we issued options to purchase up to 1,850,800 shares of common stock under our 1999 stock option plan to, 5 officers and 17 key employees with an exercise price of $1.44 per share, which was not less than the fair market value of the shares on the date of grant. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to the Company that the shares were being acquired for investment.

(8) In March and April 2000, the Company issued warrants to purchase 389,491 shares of common stock and 778,982 shares of common stock to 2 vendors, with an exercise price of $2.76 per share in exchange for the conversion of certain accounts payable. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

(9) From March, 2000 to December, 2000, the Company pursuant to its 1999 Stock Option Plan, issued options to purchase 192,000 shares of common stock to its employees, with exercise prices ranging from $0.37 to $6.812 per share. These issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

(10) In July 2000 we issued 80,000 shares of Common Stock to James Stubler in exchange for consulting services. The issuance was made in reliance on
Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

(11)     In  July  2000  we  issued  100,000  shares  of Common Stock to Newport
Capital Consultants, Inc. in exchange for consulting services. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

(12) In August 2000 we issued 250,000 shares of Common Stock to Robert Shatles in exchange for consulting services. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

(13) In September 2000 we issued 75,000 shares of Common Stock to Sinclair Davis Trading Corp. in consideration of our failure to execute on the demand registration rights exercised by Sinclair Davis in a timely manner. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

(14) In October 2000 we issued warrants to purchase up to 350,000 shares of Common Stock to Mr. Michael Gardner in exchange for consulting services. The exercise price for the warrants is $0.35 per share. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate these investments, and who represented to the Company that the shares were being acquired for investment.

ITEM  6.   SELECTED  CONSOLIDATED  FINANCIAL  DATA

SUMMARY  FINANCIAL  DATA

     Set forth below are summary statements of operations data for the period from October 23, 1997, date of incorporation, to December 31, 1997 and for the years ended December 31, 1998, 1999 and 2000, and summary balance sheet data as of December 31, 1997, 1998, 1999 and 2000. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing elsewhere in this Form.

-------------------------------------------  -----------  ------------  ------------  -------------
                                                1997          1998          1999          2000
-------------------------------------------  -----------  ------------  ------------  -------------
-------------------------------------------  -----------  ------------  ------------  -------------
STATEMENT OF OPERATIONS DATA(1):
-------------------------------------------  -----------  ------------  ------------  -------------
Net revenues                                 $  144,900   $   258,000   $ 5,032,800   $  9,418,400
-------------------------------------------  -----------  ------------  ------------  -------------
Gross profit                                 $   57,500   $    18,200   $ 1,029,000   $  2,110,700
-------------------------------------------  -----------  ------------  ------------  -------------
Loss from operations                         $ (142,100)  $(3,082,300)  $(9,402,500)  $(10,367,900)
-------------------------------------------  -----------  ------------  ------------  -------------
Net loss                                     $ (159,700)  $(3,113,600)  $(9,880,400)  $(14,351,400)
-------------------------------------------  -----------  ------------  ------------  -------------
Net loss available to common  shareholders   $ (327,200)  $(3,127,900)  $(9,880,400)  $(14,351,400)
-------------------------------------------  -----------  ------------  ------------  -------------
Basic loss per share                         $    (0.06)  $     (0.32)  $     (0.46)  $      (0.36)
-------------------------------------------  -----------  ------------  ------------  -------------
Diluted loss per share                       $    (0.06)  $     (0.32)  $     (0.46)  $      (0.36)
-------------------------------------------  -----------  ------------  ------------  -------------
WEIGHTED-AVERAGE COMMON SHARES:
-------------------------------------------  -----------  ------------  ------------  -------------
Basic outstanding shares                      5,483,500     9,724,781    21,274,203     39,381,211
-------------------------------------------  -----------  ------------  ------------  -------------
Diluted outstanding shares                    5,483,500     9,724,781    21,274,203     39,381,211
-------------------------------------------  -----------  ------------  ------------  -------------

-------------------------------------------  -----------  ------------  ------------  -------------
Balance Sheet Data:
-------------------------------------------  -----------  ------------  ------------  -------------
Working capital (Deficiency)                 $ (222,900)  $   300,400   $(2,053,000)  $ 14,144,500
-------------------------------------------  -----------  ------------  ------------  -------------
Total Assets                                 $2,082,300   $ 1,652,700   $ 6,031,200   $ 18,123,600
-------------------------------------------  -----------  ------------  ------------  -------------
Long-term Liabilities                        $  773,500   $     5,400   $ 3,200,000   $          0
-------------------------------------------  -----------  ------------  ------------  -------------
Total stockholders' equity (Deficiency)      $  973,400   $ 1,332,100   $(2,000,300)  $ 16,563,300
-------------------------------------------  -----------  ------------  ------------  -------------

(1) We have not given effect to the possible liability arising from the litigation with the Ventre group described in the section of this annual report entitled, Legal Proceedings. At this time, in the opinion of management, there are no pending claims, the outcome of which is expected to result in a material adverse effect on our financial position.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This  report  contains  forward-looking  statements  within  the meaning of
Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. These forward-looking statements involve risks, uncertainties and other factors. All forward-looking statements included in this document are based on information available to the company on the date hereof and speak only as of the date hereof. The factors discussed below under "Risk Factors" and elsewhere in this Annual Report on Form 10-K are among those factors that in some cases have affected the company's results and could cause the actual results to differ materially from those projected in the forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

OVERVIEW

     Nettaxi.com is an Internet marketing portal that provides a wide range of content and Internet based services for consumers and businesses. Our web site at www.nettaxi.com serves as a gathering place for people with shared topics of interest, as well as an entry point, referred to as a portal, to the Internet. Through our web site, we provide content addressing a large number of targeted categories The content is organized into affinity categories such as news, sports, entertainment, health, politics, finances, lifestyle, and other areas of interest. Visitors to our web site are provided with comprehensive information and content. Subscribers to our web site, which we call citizens, are also provided with access to enhanced content such as broadband video clips, email accounts and personal web pages. We have developed a diversified revenue model under which we provide our citizens with access to web site hosting services and a broad range of content, and we provide affiliated businesses with access to a large population of Internet users for advertising and promotional purposes.

     In 2000, we focused our efforts on improving the quality of content available on our web site, implementing our web site hosting services and reducing our operating costs by eliminating many of the services which were not profitable. During the year we developed a number of new promotions designed to generate new sources of revenue.

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

     In February 2000, we completed our private placement, which raised approximately $23 million in exchange for issuance of the Company's common stock and warrants, to purchase shares of our common, which, if fully exercised by all investors, will result in an additional $62 million in equity funding to Nettaxi.com. The acquisition of this new capital will provide Nettaxi.com the ability to become a more aggressive competitor in the community portal arena. The Company plans to use the funds raised to increase our ability to develop new community content and commerce relationships, and enhance each Nettaxi.com citizen's experience within our communities. This funding will also facilitate potential acquisitions, mergers, and other strategic partnerships which fit into the company's overall long-term business strategy.

     To date, we have entered into business and technology license arrangements in order to build our web site community, provide community-specific content, generate additional traffic, and provide our subscribers with additional products and services, including e-commerce tools. During the fourth quarter ended September 30, 2000, we entered into a contract with Screaming Media to provide content for users of our website. We expect this new content to increase brand awareness to our web site. We also entered into a contract with Annuncio Software, Inc. to enhance our marketing efforts for direct marketing to our citizens that may enhance their time spent online with other products and services for purchase.

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

RESULTS OF OPERATIONS; COMPARISON OF THE TWELVE MONTHS ENDED DECEMBER 31, 2000 AND 1999

     NET REVENUES. Net revenues for the year ended December 31, 2000 increased 87% to approximately $9.4 million from $5.0 million for the year ended December 31, 1999. The absolute dollar increase is the result of an increase in revenues from the corporate web hosting and the increase in advertising revenues. Advertising revenues included third party revenues from both traditional and internet related advertisers which also includes reciprocal arrangements. For the year ended December 31, 2000, four customers each accounted for greater than 10% of total net revenues for a total of approximately $5.1 million or 54% of the total revenues. These customers, Babenet, SpinRecords.com, Whitesand Communications, and Hearme.com, accounted for 20%, 13%, 11% and 10%, respectively of our total revenues. For the year ended December 31, 1999, one customer, Whitesand Communications, accounted for greater than 10% of total net revenues. The loss of any one of all of these customers could have a material adverse affect on our revenue.

     ADVERTISING REVENUES. Advertising revenues for the year ended December 31, 2000 and 1999 were approximately $5.7 million and approximately $2.7 million, respectively, which represented 60% and 53%, respectively, of total net revenues. The year over year increase in absolute dollars resulted from an increase in reciprocal advertising transactions and increases in the number of advertisers as well as the increase in average contract commitments of these advertisers as a result of increased web traffic to our web site.Reciprocal advertising arrangements are exchanges of similar services between the Company and the advertisers. These arrangements accounted for approximately 28% and 7% of total revenues for the twelve months ended December 31, 2000 and 1999, respectively. Reciprocal arrangements for the twelve months ended December 31, 2000 are the result of the Company's strategy in developing strategic relationships with other advertisers or service providers for non-cash media advertising.

     TRANSACTION PROCESSING FEES. There were no transaction processing fees for the year ended December 31, 2000. Transaction processing fees were approximately $1.29 million for the year ended December 31, 1999, which represented 26%, of total net revenues. Transactions fees consisted of revenue derived from credit card evaluations and from the processing of on-line credit card transactions. The 1999 revenue is attributable to the merger with Plus Net, Inc. in May 1999. The contract through which these fees have been derived terminated in December, 1999 and we do not expect revenues of this type to be significant in future periods.

     HOSTING REVENUES. Our hosting revenues were approximately $3.7 million and $945,000 for the years ended December 31, 2000 and 1999, respectively, which represented 40% and 19%, of total net revenues, respectively. For the year ended December 31, 2000, we recognized hosting revenues for the twelve months as compared to only six months in the year ended December 31, 1999. In the third quarter of 1999, we began providing internet hosting and connectivity services for corporate customers. Our services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and monthly connectivity charges. These "hosting" revenues were recognized in the period the services were provided. The Company has experienced strong revenue growth in the internet web hosting for corporate customers, but does not expect this growth to continue at the current rate, or that the Company will sustain profitability from this business segment. Additionally, the Company cannot assure that it can increase the number of corporate customers or maintain the current customer base. As previously described, two web-hosting customers accounted for more than 10% of total net revenues for the twelve months ended December 31, 2000.

COST OF OPERATIONS. Cost of operations were approximately $7.3 million and $4.0 million for the years ended December 31, 2000 and 1999, respectively. Cost of operations increased 83%, Approximately 85% of the increase is the result of additional expenses related to costs for co-location (Internet connection charges) expenses. In the third quarter of 1999, we began providing Internet connectivity services to corporate customers and required purchases of additional bandwidth to service these customers. These costs are expected to continue to increase as our web traffic increases and our corporate customer require additional bandwidth for our "citizens". For the year ended December 31, 2000, we recognized hosting expenses for twelve months as compared to only six months in the year ended December 31, 1999. Approximately 11% of the increase is related to increased depreciation expense for capital purchased in 1999. Approximately 6% of the increase is related to the costs for consultants to improve our website. Separately, during the third quarter ended September 30, 2000, we also initiated cost effective measurement tools to limit the use of unauthorized excessive bandwidth or charging the individual users for the use of additional bandwidth. These cost measures resulted in cost savings to the Company in the third and fourth quarter of year 2000. We cannot be assured that these cost saving measures will continue to result in substantial savings or any savings at all.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses were approximately $5.9 million and $4.8 million for the twelve month periods ended December 31, 2000 and 1999, respectively. Sales and marketing expenses consisted primarily of advertising, including co-branding and reciprocal, salaries of our sales and marketing personnel and related costs, marketing, and promotion costs. Approximately $1.9 million of the net increase is the result of the redirected marketing approach for brand awareness implemented in the third quarter of 2000. This consisted of using reciprocal online advertising arrangements to increase brand awareness rather than the traditional print and media marketing approach. The Company recorded reciprocal advertising expenses in relation to the reciprocal advertising revenues of $2.2 million for the year ended December 31, 2000 compared to approximately $0.3 million for the year ended December 31, 1999. The Company utilizes reciprocal advertising arrangements as an inexpensive advertising media for increasing brand awareness. There can be no assurance that these increased expenditures will result in increased visitors to our web site or additional revenues in the future. This increase was offset by a reduction of approximately $0.8 million reduction in spending on traditional marketing media expenditures.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.6 million and $2.2 million for the twelve months ended December 31, 2000 and 1999, respectively. The 28% decrease was primarily attributable to the lower utilization of consultants by the Company and decrease in average number of technical personnel during the year 2000. Approximately $0.6 million of the decrease was related to the lower utilization of consultants and $0.2 million of the decrease was related to the decrease in recruiting fees paid to hire new employees. The above two costs were offset by an approximately $0.3 million increase which was related to increased depreciation expense for capital equipment. The Company has experienced a difficulty in its ability to recruit and retain technical personnel as a result of the current economic prosperity and high cost of living in Silicon Valley and expects this condition to have a continuous impact on the ability of the Company to retain and hire additional technical personnel.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.0 million and $3.5 million for the twelve months ended December 31, 2000 and 1999, respectively. General and administrative costs consisted primarily of salaries and related costs for executives, administrative, and finance personnel, as well as legal, accounting and other professional service fees. Approximately $0.6 million of the increase in general and administrative expenses were primarily attributable to amortization of deferred compensation expense related to stock, warrants and options granted during the year to various consultants for the services. Approximately $0.4 million of the increase was the result of additional salaries and personnel costs. Approximately $0.4 million of the increase is related to higher insurance costs associated with being a public company. Also, the increase is the result of legal fees related to the settlement agreement with the holder of convertible debentures. The Company also recorded approximately $500,000 provision for uncollectible accounts receivable. The Company expects that due to the highly volatile market conditions for internet related and other advertising companies, the provision for bad debt may be higher in the future. The above increase were offset by the decrease in expenditures related to the merger with Plus Net.

     INTEREST EXPENSE. Net interest expense was $4.0 million and $0.4 million for the years ended December 31, 2000 and 1999, respectively. For the year 1999 period the net interest expense was primarily due to the convertible promissory note that was issued on March 31, 1999 and to amortization of deferred interest related to warrants issued in conjunction with the convertible promissory note, offset by interest income. For the year 2000 period, the net interest expense was primarily the result of deemed interest expense related to the convertible debenture issued on March 31, 1999. We recognized deemed interest expense of approximately $3.9 million in the second quarter of 2000. This non-cash interest expense resulted from the implied beneficial conversion feature and the value of warrants issued in connection with the settlement agreement that we reached with the holder of the convertible debenture.

     INCOME TAXES. At December 31, 2000, we had net operating loss carryforwards available to reduce future taxable income that aggregate approximately $25.1 million for Federal income tax purposes. These benefits begin to expire in 2017. The Company also had a California net operation loss carryforwards in the amount of $13.4 million which may be applied to future taxable income until these benefits begin to expire in 2002. Our ability to utilize the net operating loss carryforwards are dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed under Federal and state laws upon change in ownership. The provision for income taxes for the year ended December 31, 2000 consisted of minimum state taxes. For the year ended December 31, 1999 we recorded a tax provision which related to earnings made by PlusNet, Inc. during its fiscal period before our merger.

RESULTS OF OPERATIONS; COMPARISON OF THE TWELVE MONTHS ENDED DECEMBER 31, 1999 AND 1998

     NET REVENUES. Net revenues for the year ended December 31, 1999 increased 1,851% to approximately $5.03 million from $258,000 in the year ended December 31, 1998. The absolute dollar increase is the result of the increase in the number of advertisers and the average contract duration and value (the result of higher web site traffic to nettaxi.com web pages), an increase in revenues from the corporate web hosting, transaction processing fee revenue, and to a lesser extent, increases in our royalties and customization fees associated with the distribution of our CD ROM product. Barter revenues accounted for approximately 7% of total revenues for the twelve months ended December 31, 1999. One customer, WhiteSand Communications, Inc., accounted for approximately 17% of the total revenues in the twelve months ended December 13, 1999, no other customer accounted for greater than 10% of total revenues. For the year ended December 31, 1998, four customers each accounted accounted for greater than 10% of net revenues, these customers @dventure, Unique Media (Go4Media), Pioneer Technologies, and Flycast Communications, accounted for 28%, 21%, 13%, and 12% of net revenues, respectively.

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

     TRANSACTION PROCESSING FEES. Transaction processing fees were approximately $1.29 million for the year ended December 31, 1999, which represented 26%, of total net revenues. There were no transaction processing fees in 1998. Transactions fees consist of revenue derived from credit card evaluations and from the processing of on-line credit card transactions. The 1999 revenue is attributable to the merger with Plus Net, Inc. in May 1999. The contract through which these fees have been derived terminated in December 1999 and we do not expect revenues of this type to be significant in future periods.

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

     COST OF OPERATIONS. Cost of operations were approximately $4.0 million and $240,000 for the years ended December 31, 1999 and 1998, respectively. Approximately 93% of the increases for the twelve month period in 1999 over 1998 is the result of increased costs for co-location expenses (Internet connection charges). Equipment costs and depreciation of equipment, amortization of intangible assets, and expenses for third party content and development accounted for the balance of the increase. In the third quarter of 1999, we began providing Internet connectivity services to corporate customers and required purchases of additional bandwidth to service these customers. These costs are expected to continue to increase as our web traffic increases and our corporate customer require additional bandwidth for our "citizens".

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consisted primarily of salaries of our sales and marketing personnel, marketing, promotion, advertising and related costs. Sales and marketing expenses were approximately $4.79 million and $746,000 for the twelve month periods ended December 31, 1999 and 1998, respectively. Approximately $2.8 million of the increase was related to expansion of our online and print advertising, public relation and other promotional expenditures, and approximately $0.5 million of the increase was related to the hiring of 10 additional sales and marketing personnel and related expenses required to implement our marketing strategy. In the third quarter of 1999, the Company began to implement aggressive marketing campaigns online and in traditional media to promote the Nettaxi.com brand and attract an increasing number of visitors to our web site.

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

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately $2.19 million and $635,000 for the twelve month periods ended December 31, 1999 and 1998, respectively. The absolute dollar increases for both the twelve month period in 1999 over 1998 primarily attributable to ongoing updating of the infrastructure and technological development of our web site. Approximately $0.6 million of the increase includes increased salaries and associated hiring costs that are a result of the highly competitive nature of hiring in the internet software marketplace and the hiring of 7 additional personnel. We experienced substantial costs for engineer consultants during the twelve month period ended December 31, 1999 and expects these increased costs to continue as we continue to recruit and retain personnel to meet the research and development requirements. These costs accounted for approximately $0.7 million of the net increase.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted primarily of salaries and related costs for our executive, administrative, and finance personnel, as well as legal, accounting and other professional service fees. General and administrative expenses were approximately $3.46 million and $1.05 million for the respective twelve month periods ended December 31, 1999 and 1998, respectively. Approximately $0.6 million of the increase is related to increases in the salaries of general and administrative personnel and related costs as the result of the hiring of key financial personnel in the second quarter of 1999. Approximately $0.6 million of the increase is the costs associated with the amortization of deferred compensation expenses, related to the issuance of common stock and options to consultants. Approximately $0.7 million of the increase is the result of higher legal and accounting fees associated with cost of being a public company. Approximately $0.5 million of the increase is the result of costs associated with the merger with Plus Net, Inc. in 1999. We expect general and administrative expenses to grow as we hire additional personnel and incur additional expenses related to the growth of our business and our operation as a public company.

     ASSET IMPAIRMENT. For the year ended December 31, 1998 operating expenses includes a one time adjustment of $667,000 for asset impairment. Asset impairment write down was to adjust the carrying amount of portions of the purchased technology, namely the web to database software application to its net realizable value. For the period ended December 31, 1999, no asset impairment write-down was recorded.

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

RESULTS OF OPERATIONS; COMPARISON OF THE PERIOD OCTOBER 23, 1997, DATE OF INCORPORATION, TO DECEMBER 31, 1997 AND THE TWELVE MONTHS ENDED DECEMBER 31, 1998

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

     ROYALTY REVENUES. Our royalty revenues were approximately $61,700 for the twelve months ended December 31, 1998, which represented approximately 24% of total revenues, and approximately $132,300 for the period ended December 31, 1997, which represented approximately 51% of total revenues. The Company initially derived its revenues from the distribution of the CD-ROM tutorial product.

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

     ASSET IMPAIRMENT. For the twelve months ended December 31, 1998 operating expenses includes a one time adjustment of $667,000 for asset impairment. Asset impairment write down was to adjust the carrying amount of portions of the purchased technology, namely the web to database software application to its net realizable value. For the period ended December 31, 1997, no asset impairment write-down was recorded.

     INTEREST INCOME/EXPENSE. Net interest expense for the twelve months ended December 31, 1998 was approximately $59,000 and $17,000 for the period ended December 31, 1997. The net interest expense for both periods was related to the convertible promissory note that was issued on November 1, 1997 which was converted into shares of common stock in September 1998.

     INCOME TAXES. The provision for income taxes for the year ended December 31, 1998 and the period ended December 31, 1997 consisted of minimum state taxes. At December 31, 1998, we had net operating loss carry forwards available to reduce future taxable income that aggregate approximately $ 1,227,000 for Federal income tax purposes.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of December 31, 2000, the Company had cash and cash equivalents of approximately $13,900,000, compared to approximately $988,000 at December 31, 1999. Net cash used in operating activities equaled approximately $8.4 million and $5.37 million for the twelve-month periods ended December 31, 2000 and 1999, respectively. We had significant negative cash flows from operating activities for both of the twelve month periods primarily from our net operating losses, adjusted for non-cash items, and in 1999 an increase in accounts receivable balances due to the time lag between revenue recognition and the receipt of payments from advertisers. In 1999, these factors were offset by significant increases in accounts payable and accrued expenses. Non cash adjustments included issuance of common stock for services of $1,019,400 and $34,200 for the years ended December 31,2000 and 1999, respectively and compensation expense related to options and warrants granted for $615,700 and $211,300 for the years ended December 31, 2000 and 1999, respectively. Non cash adjustments in the year ended December 31, 2000 included interest expense related to the settlement agreement and issuance of warrants related to the convertible note issued in 1999. The total expense in 2000 was approximately $4.6 million compared to approximately $200,000 in 1999. Non cash adjustments also included bad debt write-offs of $350,000 and $52,400 for the years ended December 31, 2000 and 1999, respectively.

     Net cash used in investing activities was approximately $744,000 and $2.16 million for the twelve month periods ended December 31, 2000 and 1999, respectively. Substantially all of the cash used in investing activities for both periods was primarily related to the purchase of capital equipment in connection with the build out of our web site and infrastructure. The Company does not have any outstanding orders for capital equipment and believes that the current capital equipment will sustain the needs for the forthcoming year. The Company does not plan to spend any significant amount in 2001 for capital equipment.

     Net cash provided by financing activities was approximately $22.0 million and $8.04 million for the twelve month periods ended December 31, 2000 and 1999, respectively. Net cash provided by financing activities in 2000 consisted primarily of net proceeds from the issuance of our common stock in a private placement offering. Net cash provided by financing activities in 1999 consisted of both net proceeds from issuance of common stock and issuance of a convertible promissory note.

     We incurred net losses of approximately $14.4 million and $9.88 million for the year ended December 31, 2000, and 1999, respectively. At December 31, 2000, we had an accumulated deficit of approximately $27.7 million. The net losses and accumulated deficit resulted from the significant operational, infrastructure and other costs incurred in the development and marketing of our services and the fact that revenues failed to keep pace with such costs. As a result of our expansion plans and our expectation that our operating expenses, especially in the areas of sales and marketing, will continue to increase significantly, we expect to incur additional losses from operations for the foreseeable future. To the extent that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition would be materially and adversely affected. There can be no assurance that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

     In February 2000, we completed a private placement of our common stock. As a result, we raised approximately $23 million in exchange for approximately 15.4 million shares of common stock issued to investors. The investors also received warrants to purchase up to an equal number of shares of our common stock exercisable at an exercise price of $4.00 per share.

     We currently believe that we have sufficient cash to fund our current operations through December 2002. However, given our limited resources and our history of losses from operations, we will need to raise additional funds in order to fully execute our business plan and fund expansion of our business, develop new or enhanced services or products, respond to competitive pressures or to acquire complementary products, businesses or technologies. No assurances can be given, however, that we will be able to obtain such additional resources. If we are unsuccessful in generating anticipated resources from one or more of the anticipated sources, and unable to replace the shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various services or entry into various markets, and otherwise scaling back operations. If we are unable to generate the required resources, our ability to meet our obligations and to continue our operations would be adversely affected.

RECENT  ACCOUNTING  PRONOUNCEMENTS


     In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin No. 101, "Revenue Recognition". Staff Accounting Bulletin No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Staff Accounting Bulletin No. 101 is effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We believe our current revenue recognition policies comply with the provisions of Staff Accounting Bulletin No. 101.

     In  March  2000,  the  Financial  Accounting  Standards  Board  issued
Interpretation (Interpretation) No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of ABP Opinion No. 25", which became effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation had no significant impact on our financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement of Financial Accounting Standards No.133, as amended by Statement of Financial Accounting Standards No. 138, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement of Financial Accounting Standards No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, The FASB
Issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133" which amends SFAS No. 133 to be effective for all fiscal quarters or all fiscal years beginning after June 15, 2000.

     Historically, we have not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard to have a material impact on our results from operations, financial position or cash flows.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

MARKET  RISK

     As of December 31, 2000, we did not have any long term debt obligations. Therefore, an immediate 10% increase in market interest rates would not have a material adverse effect on our financial position. We currently do not have any material market rate risks. We could be exposed to market risk related to any debt obligations for financing working capital and capital equipment requirements in the future. Historically, we have financed such requirements from the issuance of both preferred and common stock. We continue to consider financing alternatives, which may include the incurrence of long term indebtedness. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. We believe that based on the terms and maturities of any future debt obligations that the market risk would be minimal.

EFFECTS  OF  INFLATION

     Due to relatively low levels of inflation in 1997, 1998, 1999 and 2000, inflation has not had a significant effect on our results of operations.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM  10.   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT


DIRECTORS,  EXECUTIVE  OFFICERS  AND  KEY  EMPLOYEES

     Our directors, executive officers and other key employees, and their ages, as of March 31, 2001 are as follows:

NAME                        AGE                      POSITION
--------------------------  ---  -------------------------------------------------

Robert A. Rositano, Jr.(1)   32  Chief Executive Officer, Secretary and Director
--------------------------  ---  -------------------------------------------------
Dean Rositano (1)            29  President, Chief Operating Officer, Interim Chief
                                 Financial Officer and Director
                                 -------------------------------------------------
Robert Speicher              48  Vice President of Sales and Marketing
--------------------------  ---  -------------------------------------------------
Andrew Garroni (2)           45  Director
--------------------------  ---  -------------------------------------------------

(1)     Messrs.  Robert  A.  Rositano,  Jr.  and  Dean  Rositano  are  brothers.

(2) Mr. Andrew Garroni is currently the sole member of our Compensation Committee and our Audit Committee and is not an employee of Nettaxi.com.

     Each director holds office until the next annual meeting on the stockholders and until his successor is elected and qualified. Executive officers are appointed by and serve at the pleasure of our board of directors.

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

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

          EXECUTIVE EMPLOYMENT AGREEMENTS. On August 1, 1998 Nettaxi Online Communities, Inc. entered into executive employment agreements with Robert
     A. Rositano, Jr. and Dean Rositano, and these agreements continued in effect after the reorganization with Swan Valley Snowmobiles, Inc. Pursuant to the terms of their individual executive employment agreements, Robert A. Rositano, Jr. is to perform the duties Chief Executive Officer and serve as a member of the board of directors, and Dean Rositano is to perform the duties of President and serve as a member of the board of directors. Each executive employment agreement provides for an annual base salary which may be increased by the board of directors, in its discretion. The base salary also is to increase by ten percent per annum, which increase shall be cumulative for each year. In August 2000, the base salaries for each executive were increased to $220,000. Under the executive employment agreements, each executive is also eligible for annual bonus compensation in the minimum amount of $50,000 up to a maximum amount equal to the base salary then payable. The board of directors is to determine the amount of the annual bonus based upon performance targets established by the board of directors. In August 2000, each executive received bonus compensation of $50,000.

     Under the executive employment agreements, Robert A. Rositano, Jr. and Dean Rositano each received warrants to purchase up to 883,952 shares of the common stock of Nettaxi Online Communities. The warrants were to vest over three years and vesting was accelerated upon the reorganization with Swan Valley. Robert A. Rositano, Jr. and Dean Rositano each exercised their warrants in September, 1998. They have each been granted registration rights with respect to shares of common stock issued upon exercise of the warrants and they have each waived any such rights with respect to this registration statement. Each executive is eligible to receive three weeks paid vacation for the first year of employment and four weeks per year thereafter. They are also eligible to participate in the health, life insurance, medical, retirement and other benefit programs which we may offer from time to time. Each executive receives a car allowance in an amount not to exceed $600 per month plus insurance and costs of repair and may be reimbursed for other reasonable expenses incurred during the course of performing their duties.

     The term of the executive employment agreements is four years and they are automatically renewed for successive periods of one year unless terminated prior to such renewal. We may terminate either executive at any time with or without cause. The term "cause" is defined in the executive employment agreements. If any executive is terminated without cause, he is to receive severance pay equal to the base salary for the remainder of the term, minimum bonus plus any pro rata bonus in excess of the minimum bonus, pre payment of all automobile allowance for the remaining period of the term and continued coverage for life, health and disability insurance for the remainder of the term. These amounts shall be due in one lump sum payment three days following the termination of his employment without cause. If there is a "change in control" with respect to Nettaxi, the executives may terminate their executive employment agreements and be entitled to severance in the amount of three years of annual benefits to be realized in accordance with the terms of the executive employment agreements, payable in one lump sum. "Change in control" is defined in the executive employment agreements as any change of equity such that more than 50% of the outstanding shares of our outstanding shares are transferred to a third party, debt ownership such that more than 50% of our outstanding shares are transferred to a third party, or a sale of 70% or more of our assets.

     The executive employment agreements also contain covenants restricting the disclosure of our confidential information, the solicitation of our employees or agents and the ability of the executives to engage in competing activities with us.

     In the course of the previous year, as a result of our limited human resources, both executives have performed other responsibilities not necessarily within the scope of the definition of their positions under the executive employment agreements.

     OTHER  EXECUTIVE  EMPLOYMENT  AGREEMENTS.  We  have  also  entered  into an employment agreement with Robert Speicher. The agreement has a term of three years and automatically renews for successive periods of one year unless terminated prior to such renewal. We may terminate the executive at any time with or without cause. The term "cause" is defined in the executive employment agreement. Mr. Speicher is eligible to receive severance pay if terminated without cause or if Nettaxi experiences a change in control and the executive elects to terminate the agreement or is terminated. The severance payment would be equal to the base salary for the remainder of the term, minimum bonus plus any pro rata bonus in excess of the minimum bonus and continued coverage for health and other benefits for the remainder of the term. Additionally, the vesting of all options to purchase our common stock would be accelerated immediately. The severance payment would be due in one lump sum three days following the termination of employment. "Change in control" is defined in the employment agreements as any change of equity such that more than 50% of our outstanding shares are transferred to a third party, debt ownership such that more than 50% of our outstanding shares are transferred to a third party, or a sale of substantially all of our assets.

     The employment agreements also contain covenants regarding the assignment of inventions, restricting the disclosure of our confidential information, the solicitation of our employees or agents and the ability of the executive to engage in competing activities.

     Our agreement with Mr. Speicher was entered into as of September 1999. Under the agreement, he is employed as Vice President of Sales and Marketing and is expected to perform the duties consistent with the position including the management and supervision of our sales and marketing operations and duties and the hiring of personnel. Mr. Speicher receives an annual base salary of $175,000. He is also eligible for annual bonus compensation in the minimum amount of $50,000 up to a maximum amount equal to the base salary then payable. The board of directors is to determine the amount of the annual bonus based upon performance targets established by the board of directors. He also is to receive options to purchase up to 250,000 shares of our common stock, which vest over three years, under our 1998 Stock Option Plan. He receives three weeks paid vacation for the first year of employment and four weeks per year thereafter. He is also eligible to participate in the health and other benefit program which we may offer from time to time.

BOARD  COMMITTEES

     The Compensation Committee of the board of directors determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. The compensation committee also administers our 1998 Stock Option Plan. There is currently one member of the Compensation Committee, Mr. Garroni. We are currently seeking qualified individuals to join our board of directors and serve on our audit committee.

     The Audit Committee of the board of directors reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. Mr. Garroni is currently the only member of the audit committee. We are currently seeking qualified individuals to join our board of directors and serve on our audit committee.

     The  board  of  directors  does  not  have  a  nominating  committee.

DIRECTORS'  COMPENSATION

     Directors who are also our employees receive no compensation for serving on the board of directors. With respect to directors who are not employees, we intend to reimburse such directors for all travel and other expenses incurred in connection with attending meetings of the board of directors and any committees of the board of directors. Non-employee directors are also eligible to receive grants of non-qualified stock options under our 1998 Stock Option Plan and 1999 Stock Option Plan. We intend to grant our non-employee directors, subject to shareholder ratification, options to purchase common stock under our stock option plans to provide us with an effective way to recruit and retain qualified individuals to serve as members of the board of directors.

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

     Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that, during the last fiscal year, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with except that reports on Form 4 were filed late by Messrs. Robert A. Rositano, Jr. and Dean Rositano.

ITEM  11.   EXECUTIVE  COMPENSATION

   The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to our Chief Executive Officer and President, collectively, the "named executives" during the years ended December 31, 1998, 1999 and 2000:

                             SUMMARY COMPENSATION TABLE (1)

-------------------------------  ------------------------------  ---------------------
                                                                 LONG-TERM
                                 ANNUAL  COMPENSATION            COMPENSATION
-------------------------------  ------------------------------  ---------------------
NAME AND PRINCIPAL                YEAR    SALARY ($)  BONUS ($)  NUMBER OF SECURITIES
POSITION                                                         UNDERLYING
                                                                 WARRANTS/ OPTIONS (#)
-------------------------------  -------  ----------  ---------  ---------------------
-------------------------------  -------  ----------  ---------  ---------------------
Robert A. Rositano, Jr.          1998(2)      95,917          -              1,012,347
Chief Executive Officer          -------  ----------  ---------  ---------------------
                                   1999      156,550    132,500                600,000
                                 -------  ----------  ---------  ---------------------
                                   2000      214,933    150,000                640,000
-------------------------------  -------  ----------  ---------  ---------------------
Dean Rositano,                   1998(2)      95,917          -              1,012,347
President                        -------  ----------  ---------  ---------------------
                                   1999      156,550    132,500                600,000
                                 -------  ----------  ---------  ---------------------
                                   2000      214,933    150,000                640,000
-------------------------------  -------  ----------  ---------  ---------------------
Glenn Goelz, Chief Financial       2000       60,230    150,000                280,000
Officer (3)
-------------------------------  -------  ----------  ---------  ---------------------
Robert Speicher, Vice              2000      179,229     50,000                250,000
President of Sales and
Marketing (4)
-------------------------------  -------  ----------  ---------  ---------------------
Brian Stroh, Vice President of     2000      106,746     75,000                136,000
Information Services (5)
-------------------------------  -------  ----------  ---------  ---------------------

(1)     The  columns  for  "Other  Annual Compensation" "Restricted Stock Awards" "LTP
Payouts"  and  "All  Other  Compensation"  have  been  omitted  because  there  is  no compensation required to be reported. No other executive officer received compensation in  excess  of  $100,000  during  this  period.

(2)     Information  regarding the compensation of Messrs. Robert A. and Dean Rositano earned during 1998 includes services rendered by them while employed by Nettaxi Online
Communities,  Inc.  prior to the reorganization with Swan Valley Snowmobiles, Inc. and by Nettaxi following the reorganization with Swan Valley. The salary earned by each of
Messrs.  Robert A. and Dean Rositano during 1998 includes $93,000 in cash compensation and  16,574 shares of common stock issued to each of them in February, 1998 in lieu of salary earned in 1998 having an ascribed value of $2,198 as determined by the board of directors.

(3)     Mr.  Glenn  Goelz was hired in 1999, but did not earn in excess of $100,000 in
1999.  Mr.  Goelz  resigned  as  the  Chief  Financial  Officer  and as an employee of
Nettaxi.com  on  April  28, 2000. The options to purchase our common stock held by Mr.
Goelz  expired  on  July  28,  2000.

(4)     Mr.  Robert Speicher was hired in 1999, but did not earn in excess of $100,000 in  1999.

(5)     Mr.  Brian  Stroh was hired in 1999, but did not earn in excess of $100,000 in
1999.  Mr.  Stroh  resigned  as  the  Vice President of Information Services and as an
employee  of  Nettaxi.com  on  November  9,  2000. Mr. Stroh's options to purchase our common  stock  expired  on  February  9,  2001.

WARRANT  AND  OPTION  GRANTS  IN  LAST  YEAR

     The following table sets forth information concerning warrants and options granted to the named executives during 2000.

                WARRANT AND OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2000(1)

------------------------------------------------------------------------------------------------
Name             NUMBER OF      % OF TOTAL      Exercise   EXPIRATION  Potential Realizable Value at
                SECURITIES      WARRANTS/      Price Per      DATE     Assumed Annual Rates of Stock
                UNDERLYING   OPTIONS GRANTED     Share                 Price Appreciation for Option
                 WARRANTS/   TO EMPLOYEES IN     ($/Sh)                Term (7)
                  OPTIONS          2000                                -------------------------
                GRANTED (#)                                                 5%           10%
--------------  -----------  ----------------  ----------  ----------  -----------  ------------
Robert A.            64,000              1.4%        2.44      1/2006  $53,109.34   $120,486.97
Rositano, Jr.
(2)
                -----------  ----------------  ----------  ----------  -----------  ------------
                     64,000              1.4%        2.44      1/2007  $63,572.80   $148,151.66
                -----------  ----------------  ----------  ----------  -----------  ------------
                     64,000              1.4%        2.44      1/2008  $74,559.44   $178,582.83
                -----------  ----------------  ----------  ----------  -----------  ------------
                     64,000              1.4%        2.44      1/2009  $86,095.41   $212,057.11
                -----------  ----------------  ----------  ----------  -----------  ------------
                     96,000              2.1%        1.44      1/2006  $47,014.82   $106,660.59
                -----------  ----------------  ----------  ----------  -----------  ------------
                     96,000              2.1%        1.44      1/2007  $56,277.56   $131,150.65
                -----------  ----------------  ----------  ----------  -----------  ------------
                     96,000              2.1%        1.44      1/2008  $66,003.44   $158,089.72
                -----------  ----------------  ----------  ----------  -----------  ------------
                     96,000              2.1%        1.44      1/2009  $76,215.61   $187,722.69
--------------  -----------  ----------------  ----------  ----------  -----------  ------------
Dean                 64,000              1.4%        2.44      1/2006  $53,109.34   $120,486.97
Rositano (3)
                -----------  ----------------  ----------  ----------  -----------  ------------
                     64,000              1.4%        2.44      1/2007  $63,572.80   $148,151.66
                -----------  ----------------  ----------  ----------  -----------  ------------
                     64,000              1.4%        2.44      1/2008  $74,559.44   $178,582.83
                -----------  ----------------  ----------  ----------  -----------  ------------
                     64,000              1.4%        2.44      1/2009  $86,095.41   $212,057.11
                -----------  ----------------  ----------  ----------  -----------  ------------
                     96,000              2.1%        1.44      1/2006  $47,014.82   $106,660.59
                -----------  ----------------  ----------  ----------  -----------  ------------
                     96,000              2.1%        1.44      1/2007  $56,277.56   $131,150.65
                -----------  ----------------  ----------  ----------  -----------  ------------
                     96,000              2.1%        1.44      1/2008  $66,003.44   $158,089.72
                -----------  ----------------  ----------  ----------  -----------  ------------
                     96,000              2.1%        1.44      1/2009  $76,215.61   $187,722.69
--------------  -----------  ----------------  ----------  ----------  -----------  ------------
Glenn Goelz         112,000              2.4%        2.44      7/2000  $     0.00   $      0.00
(4)
--------------  -----------  ----------------  ----------  ----------  -----------  ------------
                    168,000              3.6%        1.44      7/2000  $     0.00   $      0.00
--------------  -----------  ----------------  ----------  ----------  -----------  ------------
Robert               25,000              0.5%        2.44      1/2006  $20,745.83   $ 47,065.22
Speicher (5)
                     25,000              0.5%        2.44      1/2007  $24,833.13   $ 57,871.74
                -----------  ----------------  ----------  ----------  -----------  ------------
                     25,000              0.5%        2.44      1/2008  $29,124.78   $ 69,758.92
                -----------  ----------------  ----------  ----------  -----------  ------------
                     25,000              0.5%        2.44      1/2009  $33,631.02   $ 82,834.81
                -----------  ----------------  ----------  ----------  -----------  ------------
                     37,500              0.8%        1.44      1/2006  $18,365.16   $ 41,664.29
                -----------  ----------------  ----------  ----------  -----------  ------------
                     37,500              0.8%        1.44      1/2007  $21,983.42   $ 51,230.72
                -----------  ----------------  ----------  ----------  -----------  ------------
                     37,500              0.8%        1.44      1/2008  $25,782.59   $ 61,753.80
                -----------  ----------------  ----------  ----------  -----------  ------------
                     37,500              0.8%        1.44      1/2009  $29,771.72   $ 73,329.18
--------------  -----------  ----------------  ----------  ----------  -----------  ------------
Brian Stroh           3,000              0.1%        2.44      1/2006  $ 2,489.50   $  5,647.83
(6)
                      3,000              0.1%        2.44      1/2007  $ 2,979.98   $  6,944.61
                -----------  ----------------  ----------  ----------  -----------  ------------
                      3,000              0.1%        2.44      1/2008  $ 3,494.97   $  8,371.07
                -----------  ----------------  ----------  ----------  -----------  ------------
                      3,000              0.1%        2.44      1/2009  $ 4,035.72   $  9,940.18
                -----------  ----------------  ----------  ----------  -----------  ------------
                     31,000              0.7%        1.44      1/2006  $15,181.87   $ 34,442.48
                -----------  ----------------  ----------  ----------  -----------  ------------
                     31,000              0.7%        1.44      1/2007  $18,172.96   $ 42,350.73
                -----------  ----------------  ----------  ----------  -----------  ------------
                     31,000              0.7%        1.44      1/2008  $21,313.61   $ 51,049.80
                -----------  ----------------  ----------  ----------  -----------  ------------
                     31,000              0.7%        1.44      1/2009  $24,611.29   $ 60,618.78
--------------  -----------  ----------------  ----------  ----------  -----------  ------------


(1)     No  SARs  were  granted  to either of the named executives during 2000. Each warrant and option  represents  the  right  to  purchase  one share of our common stock. In 2000, we granted employees  options to purchase an aggregate of 4,551,200 shares of our common stock. The options shown  may  terminate  before  their expiration dates if the optionee's status as an employee is terminated  or  upon  the  optionee's  death  or  disability.

(2)     Robert  A.  Rositano,  Jr. was granted options to purchase 256,000 and 384,000 shares of our  common  stock, respectively, under two option agreements. Under each agreement, the options expire  in  four equal installments on the sixth, seventh, eighth and ninth anniversary's of the grant  date  of  the option.  Under the agreements, options to purchase 40,000 shares vest in 12 equal  quarterly  installments,  options  to  purchase  100,000  shares vest in 12 equal monthly installments  and the remaining shares vest upon our achievement of specific business objectives which  have  been  established  by  the  board  of  directors.

(3)     Dean  Rositano  was granted options to purchase 256,000 and 384,000 shares of our common stock,  respectively,  under  two option agreements. Under each agreement, the options expire in four  equal installments on the sixth, seventh, eighth and ninth anniversary's of the grant date of  the  option.  Under  the  agreements,  options  to  purchase  40,000 shares vest in 12 equal quarterly installments, options to purchase 100,000 shares vest in 12 equal monthly installments and  the  remaining  shares vest upon our achievement of specific business objectives which have been  established  by  the  board  of  directors.

(4)     Mr. Glenn Goelz was granted options to purchase 112,000 and 168,000 shares of our common stock,  respectively,  under  two option agreements during 2000. Mr. Goelz resigned as the Chief
Financial Officer and as an employee of Nettaxi.com on April 28, 2000. Therefore, the options to purchase  our  common  stock  held  by  Mr.  Goelz  expired  on  July  28,  2000.

(5)     Mr. Robert Speicher was granted options to purchase 100,000 and 150,000 shares of common stock,  respectively,  under  two option agreements. Under each agreement, the options expire in four  equal installments on the sixth, seventh, eighth and ninth anniversary's of the grant date of  the  option.  Under  the  agreements,  the  options  vest in 12 equal quarterly installments following  the  date  of  grant.

(6)     Mr.  Brian  Stroh  was  granted  options to purchase 12,000 and 124,000 shares of common stock,  respectively,  under  two  option  agreements. Under each agreement, the options were to expire  in  four equal installments on the sixth, seventh, eighth and ninth anniversary's of the grant  date  of the option. Mr. Stroh resigned as the Vice President of Information Services and as  an  employee  of Nettaxi.com on November 9, 2000. Therefore, Mr. Stroh's options to purchase our  common  stock  expired  on  February  9,  2001.

(7)     The  amounts  indicated  in the columns under the heading "Potential Realizable Value at
Assumed Annual Rates of Stock Price Appreciation for Option Term" Amounts represent hypothetical gains  that  could be achieved for the respective warrants and options if exercised at their end of  their  respective  terms.  The  5%  and  10%  assumed annual rates of compounded stock price appreciation  are  mandated  by  rules  of  the  Securities  and  Exchange Commission and do not
represent  our estimate or projection of the future prices of the common stock. Actual gains, if any,  on  any exercises of warrants and options are dependent upon the future performance of our common  stock  and  overall  stock market conditions. The amounts reflected in the table may not necessarily  be  achieved.

WARRANT  AND  OPTION  EXERCISES  AND  YEAR-END  OPTION  VALUES

     The following table sets forth information with respect to the Named Executives concerning their exercise of warrants during 2000 and exercisable and unexercisable stock options held by them as of December 31, 2000.

                 AGGREGATE WARRANT AND OPTION EXERCISES IN 2000 AND YEAR END OPTION VALUES



-----------------------  ------------  ---------  -----------  -------------  ------------  --------------
                            Shares       Value    Number of Unexercised       Value of Unexercised In-the-Money
NAME                     Acquired On   Realized   Options at Year  End(#)     Options at Year End($)  (1)
                         Exercise (#)     ($)     Exercisable  Unexercisable  Exercisable   Unexercisable
-----------------------  ------------  ---------  -----------  -------------  ------------  --------------

Robert A. Rositano, Jr.             0       0.00      231,000      1,049,000  $       0.00  $         0.00
-----------------------  ------------  ---------  -----------  -------------  ------------  --------------
Dean Rositano                       0       0.00      231,000      1,049,000  $       0.00  $         0.00
-----------------------  ------------  ---------  -----------  -------------  ------------  --------------
Glenn Goelz                         0       0.00            0              0  $       0.00  $         0.00
-----------------------  ------------  ---------  -----------  -------------  ------------  --------------
Robert Speicher                     0       0.00      150,462        517,537  $       0.00  $         0.00
-----------------------  ------------  ---------  -----------  -------------  ------------  --------------
Brian Stroh                         0       0.00            0              0  $       0.00  $         0.00
-----------------------  ------------  ---------  -----------  -------------  ------------  --------------

(1)     The  amounts  shown in the columns under the heading "Value of Unexercised In-the-Money Options at
Year  End"  are based on a per share fair market value of our common stock equal to $0.140 at December 29,
1999,  the  closing  price  for our common stock on that date as reported by various market makers for our common  stock  on  the  NASD  O-T-C Market Bulletin Board. Neither of the Named Executives have options to purchase  shares  of  common  stock  which  were  in  the  money  at  year  end.

EMPLOYEE  BENEFIT  PLANS

     1999 STOCK OPTION PLAN. Our 1999 Stock Option Plan was adopted by the board of directors in January 2000, and amended the plan to increase the number of shares reserved for issuance under the plan in April, 2000. It will be presented to our stockholders for ratification at our annual meeting of stockholders to be held in the summer of 2001. The following description of our 1999 Stock Option
Plan is a summary and qualified in its entirety by the text of the plan, which is filed as an exhibit to the registration statement of which this prospectus is a part. The purpose of the 1999 Stock Option Plan is to enhance our profitability and stockholder value by enabling us to offer stock based incentives to employees, directors and consultants. The 1999 Stock Option Plan authorizes the grant of options to purchase shares of common stock to employees, directors and consultants of Nettaxi and its affiliates. Under the 1999 Stock Option Plan, we may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. Incentive stock options may only be granted our employees.

     The number of shares available for options under the 1999 Stock Option Plan was initially 3,300,000. The board of directors recently amended the plan to increase the number of shares available for options to 8,900,000. As of December 31, 2000, 8,333 shares had been issued as a result of the exercise of options previously granted under the 1999 Stock Option Plan, options to purchase up to 3,931,600 shares of common stock had been granted, and options to purchase
4,968,400 shares were available for future grants. The exercise prices of the outstanding options ranged from $0.37 to $6.812. We have registered the shares subject to issuance under our 1999 Stock Option Plan, pursuant to our registration statement filed on Form S-8 (File No. 333-32678).

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

     1998 STOCK OPTION PLAN. Our 1998 Stock Option Plan was adopted by the board of directors, and ratified and approved by our stockholders, as of September 29, 1998. The following description of our 1998 Stock Option Plan is a summary and qualified in its entirety by the text of the plan, which is filed as an exhibit to the registration statement of which this prospectus is a part. The purpose of the 1998 Stock Option Plan is to enhance our profitability and stockholder value by enabling us to offer stock based incentives to employees, directors and consultants. The 1998 Stock Option Plan authorizes the grant of options to purchase shares of common stock to employees, directors and consultants of Nettaxi and its affiliates. Under the 1998 Stock Option Plan, we may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. Incentive stock options may only be granted our employees.

     The number of shares available for options under the 1998 Stock Option Plan is 3,000,000. As of December 31, 2000, 4,998 shares had been issued as the result of the exercise of options previously granted under the 1998 Stock Option Plan, 2,055,000 shares were subject to outstanding options and 940,002 shares were available for future grants. The exercise prices of the outstanding options ranged from $0.80 to approximately $44.00. The options under the 1998 Stock
Option Plan vest over varying lengths of time pursuant to various option agreements that we have entered into with the grantees of such options. We have registered the shares subject to issuance under our 1998 Stock Option Plan, pursuant to the Securities Act of 1933, pursuant to our registration statement on Form S-8 (File No. 333-32678).

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

     401(K) SAVINGS PLAN. Effective June 1, 1999 we instituted the Nettaxi 401(k) Savings Plan. Eligible employees may begin making deferrals under the 401(k) Savings Plan. The 401(k) Savings Plan is intended to be a qualified plan under Internal Revenue Code Section 401(a), with a cash or deferred option governed by Section 401(k) Savings of the Internal Revenue Code. Employees may elect to defer their eligible current compensation up to the statutorily and 401(k) Savings Plan prescribed limits and have the amount of such deferral contributed to the 401(k) Savings Plan. Contributions to the 401(k) Savings Plan are invested in the investment funds described in the 401(k) Savings Plan.

INDEMNIFICATION  AGREEMENTS

     We have entered into indemnification agreements with our directors and officers. These agreements provide, in general, that we shall indemnify and hold harmless such directors and officers to the fullest extent permitted by law against any judgments, fines, amounts paid in settlement, and expenses incurred in connection with, or in any way arising out of, any claim, action or proceeding against, or affecting, such directors and officers resulting from, relating to or in any way arising out of, the service of such persons as our directors and officers. Our directors and officers are entitled to the benefits of the limitation of liability provided under our charter documents and the laws of the State of Nevada.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of our common stock as of February 28, 2001 and as adjusted to reflect the sale of the shares of common stock offered by this prospectus, by each person, or group of affiliated persons, who we know beneficially owns 5% or more of our common stock, each of our directors and executive officers, and all of our directors and executive officers as a group.

     The percentages of total shares of common stock set forth below assume that only the indicated person or group has exercised options and warrants which are exercisable within 60 days of February 28, 2001 and do not reflect the percentage of common stock which would be calculated if all other holders of currently exercisable options or warrants had exercised their securities.

     Unless otherwise indicated in the paragraphs following the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own. Unless otherwise indicated, the address of each beneficial owner listed below is care of Nettaxi.com, 1696 Dell Avenue, Campbell, California.

----------------------------------------  -------------------  -----------------
NAME OF BENEFICIAL OWNER
----------------------------------------  -------------------  -----------------
EXECUTIVE OFFICERS AND DIRECTORS:          NUMBER OF SHARES    PERCENT OF CLASS
                                          BENEFICIALLY OWNED(1)
----------------------------------------  -------------------  -----------------

Robert A. Rositano, Jr. (2)                         1,772,265               4.1%
----------------------------------------  -------------------  -----------------
Dean Rositano (3)                                   2,130,134               4.9%
----------------------------------------  -------------------  -----------------
Robert Speicher (4)                                   232,639                 *
----------------------------------------  -------------------  -----------------
Andrew Garroni (5)                                    225,000                 *
----------------------------------------  -------------------  -----------------
All directors and executive officers as             4,360,038               9.1%
                                          -------------------  -----------------
a group (4 Persons)
----------------------------------------  -------------------  -----------------
OTHER 5% STOCKHOLDERS:
----------------------------------------  -------------------  -----------------
Michael Gardner (6)                                 2,914,600               6.6%
----------------------------------------  -------------------  -----------------
HBK Investments L. P. (7)                           3,000,000               6.6%
----------------------------------------  -------------------  -----------------

*   Less  than  one  percent.

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock and options on exercisable within 60 days of February 28, 2001 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person.

(2) The number of shares shown for Robert A. Rositano, Jr. includes 348,000 shares of common stock subject to options that are currently exercisable within 60 days of February 28, 2001. Excludes 932,000 shares of common stock subject to options that will not be exercisable within 60 days of February 28, 2001. Robert
A.  and  Dean  Rositano  are  brothers.

(3) The number of shares shown for Dean Rositano includes 348,000 shares of common stock subject to options that are exercisable within 60 days of February 28, 2001. Excludes 932,000 shares of common stock subject to options that will not be exercisable within 60 days of February 28, 2001. Robert A. and Dean Rositano are brothers.


(4) The number of shares shown for Robert Speicher includes 232,639 shares of common stock subject to options that are exercisable within 60 days of February 28, 2001. Excludes 435,361 shares of common stock subject to options that will not be exercisable within 60 days of February 28, 2001.

(5) The number of shares shown for Andrew Garroni includes 150,000 shares of common stock subject to options that are currently exercisable.

(6) The shares shown for Mr. Michael Gardner include 1,429,800 shares of common stock subject to warrants that are currently exercisable. Mr. Gardner's address is care of Baytree Capital Associates, LLC, 40 Wall Street, 58th floor New York, NY 10005. We obtained this information from Mr. Gardner's public filings on Form 13D.

(7) The number of shares shown for HBK Investments L.P. includes 3,000,000 shares of common stock subject to warrants that are exercisable. The shares shown for HBK Investments L.P. are held in the name of Montrose Investments, Ltd. HBK Investments L.P. has sole voting and dispositive power over these shares pursuant to an Investment Management Agreement with Montrose Investments, Ltd. Accordingly, Montrose has no beneficial ownership of such shares. The address for HBK Investments L.P. is 300 Crescent Ct. Ste 700, Dallas, Texas 75201. We obtained this information from HBK Investments L.P. public filings on Form 13G.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The following describes transactions to which we were or are a party and in which any of our directors, officers, or significant stockholders, or members of the immediate family of any of the foregoing persons, had or has a direct or indirect material interest.

STOCK  TRANSACTIONS  BY  NETTAXI  ONLINE  COMMUNITIES,  INC.

     On February 12, 1998, Robert A. and Dean Rositano each were issued 66,297 shares of Nettaxi Online Communities common stock in lieu of salary compensation earned by them between October 1997 and January 1998 in the amount of $11,667.

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

OTHER  AGREEMENTS

     In October 1998, each of Robert A. Rositano and Dean Rositano were granted options to purchase up to 40,000 shares of our common stock under the 1998 Stock Option Plan. As described above, we have entered into employment agreements and other compensation arrangements with our officers.

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

     As described above, in August 1999 each of Robert A. Rositano, Jr. and Dean Rositano were granted options to purchase up to 600,000 shares of our common stock under the 1998 Stock Option Plan. The exercise price for the options is equal to 110% of their fair market value on the date of grant. Options to purchase 100,000 shares vest in 12 monthly installments and options to purchase the remaining 500,000 shares vest upon our achievement of specific business objectives which have been established by the board of directors.

     In January 2000, each of Robert A. Rositano and Dean Rositano were granted options to purchase up to 256,000 shares of our common stock under our 1999 Stock Option Plan. The exercise price for these options was not less than 100% of the fair market value on the date of grant. The right to purchase 40,000 of these shares vests in 12 equal quarterly installments. The right to exercise 16,000 of the shares vests in 12 equal monthly installments. The right to purchase the remaining shares vests upon our achievement of certain business objectives.

     In January 2000, we granted Robert Speicher options to purchase up to 100,000 shares of common stock under our 1999 Stock Option Plan. The exercise price for these options was not less than the fair market value on the date of grant. The right to purchase the shares vests in 12 equal quarterly installments.

     In January 2000, we granted each of our non employee directors at that time, Andy Garonni, Ron R. Goldie and Steven Antebi, options to purchase up to 150,000 shares of common stock under our 1999 Stock Option Plan. The exercise price for these options was not less than the fair market value on the date of grant. The right to purchase these shares was immediately vested.

     In February 2000, each of Robert A. Rositano, Jr. and Dean Rositano were granted options to purchase up to 384,000 shares of our common stock under our 1999 stock option plan. The exercise price for these options was not less than 100% of the fair market value on the date of grant. The right to puchase 24,000 of these shares vests in 12 equal quarterly installments. The right to purchase 60,000 of these shares vests in 12 equal monthly installments. The right to purchase the remaining shares vests upon our achievement of certain business objectives.

     In February 2000, we granted Robert Speicher options to purchase up to 150,000 shares of common stock under our 1999 Stock Option Plan. The exercise price for these options was not less than the fair market value on the date of grant. The right to purchase the shares accrues in 12 equal quarterly installments.

     In October 1999, we granted Glenn Goelz, our former chief financial officer, options to purchase up to 250,000 shares of common stock under the 1998 Stock Option Plan. In January 2000, we granted Mr. Goelz additional options to purchase up to 112,000 shares of common stock under our 1999 Stock Option Plan. The exercise price for these options was not less than the fair market value on the date of grant. The right to purchase 12,000 of the options issued were vested on the date of grant and the right to purchase the remaining shares vested in 12 equal quarterly installments. In February 2000, we granted Mr. Goelz, additional options to purchase up to 168,000 shares of common stock under our 1999 Stock Option Plan. The exercise price for these options was not less than the fair market value on the date of grant and the remainder accrued in 12 quarterly installments. As of April 30, 2000, Mr. Goelz resigned and any shares not vested on the date of his resignation terminated automatically.

     Mr. Brian Stroh, our former Vice President of Information Services, was granted options to purchase 12,000 and 124,000 shares of common stock, respectively, under two option agreements. Under each agreement, the options were to vest in 12 equal quarterly installments beginning on the date of grant. Mr. Stroh resigned as the Vice President of Information Services and as an employee of Nettaxi.com on November 9, 2000. Therefore, Mr. Stroh's options to purchase our common stock expired on February 9, 2001.

     As previously described, we have an agreement with Alchemy Communications, pursuant to which Alchemy Communications hosts the servers that support our web site. Mr. Andrew Garroni, a member of our board of directors, Mr. Garroni is a member of the board of directors of Alchemy Communications and is also the Secretary of Alchemy Communications.

     On October 30, 2000, we entered into a consulting agreement with Mr. Michael Gardner, the beneficial owner of 6.6% of our outstanding common stock. Under the agreement, Mr. Gardner was to perform certain consulting services specified in the agreement. As compensation for his services, Mr. Gardner received warrants to purchase 350,000 shares of our common stock, having an exercise price of $0.35 per share.

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

     3. Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit  Number     Description  of  Exhibit
---------------     ------------------------

2.1 Agreement and Plan of Reorganization dated September 24, 1998 by and among Nettaxi Online Communities, Inc., the owners of all the outstanding shares of common stock of Nettaxi Online Communities, Inc. and the Company. (Incorporated by reference to exhibit 2.1 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129) which was declared effective on August 13, 1999)

2.2 Merger Agreement and Plan of Reorganization dated April 1, 1999 by and between Plus Net, Inc. and the Company.
                    (Incorporated by reference to exhibit 2.2 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

3.1 Articles of Incorporation of the Company. (Incorporated by reference to exhibit 3.1 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

3.2 Certificate of Amendment to the Articles of Incorporation of the Company. (Incorporated by reference to exhibit 3.2 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

3.3                 By-Laws of the Company (Incorporated by reference to exhibit
                    3.3 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

3.4 Certificate of Amendment to the Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.4 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

3.5 Certificate of Amendment to the Articles of Incorporation of the Company. (Previously filed with this registration statement)

4.1                 Specimen  Common  Stock  Certificate  of  the  Company.
                    (Incorporated by reference to exhibit 4.1 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

4.2 See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation and By-Laws of the Company defining the rights of holders of Common Stock of the Company.

4.3 Convertible Debenture dated March 31, 1999 in favor of RGC International Investors, LDC. (Incorporated by reference to exhibit 4.3 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

4.4 1999 Stock Option Plan of the Company. (Incorporated by reference to exhibit 4.4 filed with the Registrant's Registration Statement on Form S-8 (File No. 333-32678) which was filed on March 17 2000)

4.5 Form of Stock Option Agreement for options issued pursuant to 199 Stock Option Plan of the Company. (Incorporated by reference to exhibit 4.5 filed with the Registrant's Registration Statement on Form S-8 (File No. 333-32678))

10.1 Asset Purchase and Sale Agreement dated October 1, 1997 by and between SSN Properties, LLC and the Company. (Incorporated by reference to exhibit 10.1 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.2 Sub Lease dated September 3, 1997 by and between Execustaff and the Company. (Incorporated by reference to exhibit 10.2 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))


10.3 Stock Option Agreement dated March 20, 1998 by and between Robert A. Rositano, Jr. and the Company. (Incorporated by reference to exhibit 10.5 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.4 Stock Option Agreement dated March 20, 1998 by and between Dean Rositano and the Company. (Incorporated by reference to exhibit 10.6 filed with the Registrant's Registration
                    Statement  on  Form  S-1  (File  No.  333-78129))

10.5 Employment Agreement dated August 1, 1998 between Dean Rositano and the Company. (Incorporated by reference to exhibit 10.9 filed with the Registrant's Registration
                    Statement  on  Form  S-1  (File  No.  333-78129))

10.6                Employment  Agreement dated August 1, 1998 between Robert A.
                    Rositano, Jr. and the Company. (Incorporated by reference to exhibit 10.10 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.7 Stock Option Agreement dated August 1, 1998 by and between Robert A. Rositano, Jr. and the Company. (Incorporated by reference to exhibit 10.11 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.8 Stock Option Agreement dated August 1, 1998 by and between Dean Rositano and the Company. (Incorporated by reference to exhibit 10.12 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.9 Letter Agreement dated September 3, 1998 between Bay Tree Capital Associates, LLC and the Company. (Incorporated by reference to exhibit 10.14 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.10 1998 Stock Option Plan of the Company. (Incorporated by reference to exhibit 10.17 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.11 Form of Stock Option Agreement for options issued pursuant to 1998 Stock Option Plan of the Company. (Incorporated by reference to exhibit 10.18 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.12 Stock Option Agreement under the 1998 Stock Option Plan by and between Dean Rositano and the Company. (Incorporated by reference to exhibit 10.19 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.13 Stock Option Agreement under the 1998 Stock Option Plan by and between Robert A. Rositano, Jr. and the Company. (Incorporated by reference to exhibit 10.20 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.14 Technology Licensing Agreement dated February 3, 1999 by and between Go Hip, Inc. and the Company. (Incorporated by reference to exhibit 10.22 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.15 First Amendment to Technology Licensing Agreement dated as of April 1, 1999 by and between Go Hip, Inc. and the Company. (Incorporated by reference to exhibit 10.23 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.16 Settlement Agreement dated March 2, 1999 by and among Michael Gardner, Bay Tree Capital Associates, LLP, Wall Street Trading Group, Bruce K. Dorfman, Robert A. Rositano, Jr., Dean Rositano and the Company. (Incorporated by reference to exhibit 10.28 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.17 Common Stock Purchase Option to Purchase Common Shares of Nettaxi, Inc. dated March 4, 1999 between Wall Street Trading Group and the Company. (Incorporated by reference to exhibit 10.29 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.18 Securities Purchase Agreement dated March 31, 1999 by and among RGC International Investors, LDC and the Company. (Incorporated by reference to exhibit 10.30 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.19 Stock Purchase Warrant dated March 31, 1999 by and among RGC International Investors, LDC and the Company. (Incorporated by reference to exhibit 10.31 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.20 Registration Rights Agreement dated March 31, 1999 by and among RGC International Investors, LDC and the Company. (Incorporated by reference to exhibit 10.32 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.21 Oppenheimer Funds 401K Plan. (Incorporated by reference to exhibit 10.33 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.22 Standard Office Lease- Gross dated March 1999 by and between South Bay Construction and Development Co. III & South Bay Construction and Development Co. VII and the Company. (Incorporated by reference to exhibit 10.34 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.23 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers. (Incorporated by reference to exhibit 10.35 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.24               Employment Agreement dated April 1, 1999 by and between Mr.
                    Glenn Goelz and the Company. (Incorporated by reference to exhibit 10.37 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.25 Consulting Agreement dated May 10, 1999 by and between Fontenelle LLC and the Company. (Incorporated by reference to exhibit 10.38 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.26 Lease Agreement dated as of May 27, 1999 by and between H&L Realty and Management Company, Agent for owners Flamingo Fountains and the Registrant. (Incorporated by reference to exhibit 10.41 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.27 Master Software License Bundling and Distribution Agreement dated November 13, 1997 between Apple Computer, Inc. and the Company. (Incorporated by reference to exhibit 10.42 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.28 Master Software License, Bundling and Distribution Agreement dated March 14, 1997 between Fountain Technologies, Inc. and the Company. (Incorporated by reference to exhibit 10.43 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.29 Web Advertising Services Agreement dated June 3, 1998 between Fly Cast Communications Corporation and the Company. (Incorporated by reference to exhibit 10.44 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.30 Sales and Representation Contract dated July 7, 1998 between Michael Weiner dba Unique Media Services and the Company. (Incorporated by reference to exhibit 10.45 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.31                Merchant  Services  Agreement  dated August 3, 1998 by and between eCharge Corporation and the Company. (Incorporated by reference to exhibit 40.46 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.32 Conversion Agreement dated September 4, 1998 by and between SSN Properties, LLC and the Company. (Incorporated by reference to exhibit 10.47 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.33 Internet Infospace Content (World Wide Web Site) Distribution Agreement dated October 8, 1998 by and between InfoSpace.com, Inc., a Delaware corporation and the Company. (Incorporated by reference to exhibit 10.48 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.34 Agreement for Terminal Facility Co-Location Space dated January 18, 1999 between Alchemy Communications, Inc. and the Company. (Incorporated by reference to exhibit 10.49 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.35 Letter Agreement dated January 15, 1999 between Babenet, Ltd. and the Company. (Incorporated by reference to exhibit
                    10.50 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.36 License and Distribution Agreement dated March 30, 1999 by and between Netopia, Inc. and the Company. (Incorporated by reference to exhibit 10.51 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.37 Website Linking and Promotion Agreement dated March 5, 1999 between PI Graphix, Inc. and the Company. (Incorporated by reference to exhibit 10.52 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.38 Development Agreement dated as of December 16, 1998 between the Big Network Inc. and the Company. (Incorporated by reference to exhibit 10.53 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.39 Development and License Agreement dated May, 1999 by and between eBay, Inc. and the Company. (Incorporated by reference to exhibit 10.54 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.40 Internet Services Suite Agreement dated May 5, 1999 by and between Wired Digital, Inc., Lycos, Inc. and the Company. (Incorporated by reference to exhibit 10.55 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.41 Financial Consulting Agreement dated June 29, 1999 by and between The Phoenix Group International, LLC and the Company. (Incorporated by reference to exhibit 10.56 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.42 Co-Branded Free ISP Agreement dated November 30, 1999 by and between Spin Media Network, Inc. and the Company. (Incorporated by reference to exhibit 10.57 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.43 Internet Content Distribution Agreement dated December 30, 1999 by and between InfoSpace.com and the Company. (Incorporated by reference to exhibit 10.58 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.44 Advertising Impression Network Contract dated July 1, 1999 by and between White Sand Communications, Inc. and the Company. (Incorporated by reference to exhibit 10.59 filed with the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1999)

10.45 Advertising Impression Network Contract dated July 1, 1999 by and between Multinet Communications Worldwide Limited and the Company(Incorporated by reference to exhibit 10.60 filed with the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1999)

10.46 Data Center Service Agreement dated July 15, 1999 by and between Babenet, LTD and the Company. (Incorporated by reference to exhibit 10.61 filed with the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1999)

10.47 Data Center Service Agreement dated July 15, 1999 by and between Whitehorn Ventures Limited and the Company. (Incorporated by reference to exhibit 10.62 filed with the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1999)

10.48 Data Center Service Agreement dated August 15, 1999 by and between White Sand Communications, Inc. and the Company. (Incorporated by reference to exhibit 10.63 filed with the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1999)

10.49 Co-Branded Free ISP Agreement dated November 30, 1999 by and between Spin Media Network, Inc. and the Company (Incorporated by reference to exhibit 10.64 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.50 Internet Content Distribution Agreement dated December 30, 1999 by and between InfoSpace.com and the Company. (Incorporated by reference to exhibit 10.65 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

10.51 Sinclair Davis Trading Group Agreement dated as of December 8, 1999 by and between Sinclair Davis Trading Corp. and the Company. (Incorporated by reference to exhibit 10.66 filed with the Registrant's Annual Report on Form 10-K for the period ending December 31, 1999)

10.52               Form  of  Subscription  Agreement  of  the  Company.
                    (Incorporated by reference to exhibit10.67 filed with the Registrant's Annual Report on Form 10-K for the period ending December 31, 1999)

10.53 Letter Of Intent Agreement dated as of February 29, 2000 between PPC Racing and the Company. (Previously filed with this registration statement)

10.54 Registration Rights Agreement dated as of April 28, 2000 by and between RGC International Investors, LDC and the Company. (Incorporated by reference to Exhibit 10.54 filed with the Registrant's registration statement on Form S-1 filed on June 2, 2000)

10.55 Warrant Agreement dated as of April 28, 2000 by and between RGC International Investors, LDC and the Company. (Incorporated by reference to Exhibit 10.54 filed with the Registrant's registration statement on Form S-1 filed on June 2, 2000)

10.56 Settlement Agreement and Mutual General Release dated as of April 28, 2000 by and between RGC International Investors LDC, Rose Glen Capital Management, L.P., RGC General Partner Corporation, Steve Katznelson, Gerald Stahlecker, Chris Hinkel and the Company. (Incorporated by reference to
                    Exhibit 10.54 filed with the Registrant's registration statement on Form S-1 filed on June 2, 2000)

10.57 Consulting Agreement dated as of October 29, 2000 by and between the Company and Michael Gardner.

10.58 Online Advertising Insertion Order dated as of April 3, 2000 by and between the Company and Hearme.com.

10.59 Content License Agreement dated April 27, 2000 by and between the Company and ScreamingMedia.

10.60 Development and Revenue Sharing Agreement dated August 23, 2000 by and between the Company and Activeworlds.com, Inc.

10.61 GoTo.com Search Services Order dated as of September 1, 2000 by and between the Company and GoTo.com

10.62 WebMall Co-Branded Web Page Agreement dated as of September 7, 2000 by and between the Company and StoreRunner Network, Inc.

10.63 Software License Agreement dated as of September 29, 2000 by and between the Company and Annuncio Software, Inc.

10.64 Consulting Services Agreement dated as of October 11, 2000 by and between the Company and Annuncio Software, Inc.

10.65 Online Advertising Services Contract dated as of February 1, 2001 by and between the Company Fastclick.com, Inc.

10.66 Gigabit Data Services Agreement dated as of March 2001 by and between the Company and Alchemy Communications, Inc.

10.67 Exit Traffic Agreement dated as of January 1, 2000 by and between the Company and Internet Fuel.com, Inc.

21.1 Subsidiaries of the Company. (Incorporated by reference to exhibit 10.57 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

23.1                Consent  of  BDO  Seidman,  LLP

(b)     Reports  on  Form  8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NETTAXI.COM

Date:  April  3,  2001                         By:  /s/  Dean  Rositano
                                                    -------------------
                                                         Dean  Rositano,
                                               Chief  Financial  Officer
                                               (Principal  Accounting  and
                                               Financial  Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:



SIGNATURE                       TITLE                              DATE
------------------------------  ---------------------------------  -------------

/S/  Robert A. Rositano, Jr.    Chief Executive Officer,           April 3, 2001
-----------------------------   Secretary and Director
  Robert A. Rositano, Jr.       (principal executive officer)


/S/   Dean Rositano             President Chief Financial Officer  April 3, 2001
-----------------------------   and Director
  Dean Rositano                 (principal accounting officer)

/S/  Andrew Garroni             Director                           April 3, 2001
-----------------------------
  Andrew Garroni

                                                                     NETTAXI.COM






================================================================================

                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                AS OF DECEMBER 31, 2000 AND 1999

                                                                     NETTAXI.COM






================================================================================

                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                AS OF DECEMBER 31, 2000 AND 1999

                                                                     NETTAXI.COM



                                                                        CONTENTS
================================================================================





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 3
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets                                        4
Consolidated statements of operations                              5
Consolidated statements of shareholders' equity (deficiency)       6
Consolidated statements of cash flows                              7
Notes to consolidated financial statements                    8 - 33

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS


To  The  Board  of  Directors  and  Shareholders  of
Nettaxi.com

We have audited the accompanying consolidated balance sheets of Nettaxi.com as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nettaxi.com as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/  BDO Seidman LLP

San  Jose,  California
March  8,  2001

                                                                     NETTAXI.COM



                                                     Consolidated Balance Sheets
================================================================================


December 31,                                                            2000           1999
------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents (Note 9)                                $ 13,894,700   $    987,700
  Accounts receivable, net of allowance for doubtful accounts
    of $433,000 and $83,600, respectively (Note 9)                       775,100      1,181,600
  Prepaid expenses and other assets (Note 7)                           1,035,000        609,200
------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                  15,704,800      2,778,500
------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, net (Note 2)                                   1,748,300      1,968,600

PURCHASED TECHNOLOGY, net (Note 3)                                       319,000        493,000

OTHER INTANGIBLES, net (Note 3)                                           55,000         85,000

DEFERRED EXPENSE (Note 7)                                                272,500        655,200

DEPOSITS                                                                  24,000         50,900
------------------------------------------------------------------  -------------  -------------

                                                                    $ 18,123,600   $  6,031,200
                                                                    =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable                                                  $  1,162,400   $  4,041,400
  Accrued expenses (Note 4)                                              397,900        659,100
  Income taxes payable (Note 8)                                                         125,600
  Current portion of capital lease obligations                                            5,400
------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                              1,560,300      4,831,500
------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
  Convertible notes payable, related party (Note 6)                                   3,200,000
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                      1,560,300      8,031,500
------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 5, 9, and 12)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Notes 6, 7, and 13):
  Preferred stock, $0.001 par value; 1,000,000 shares authorized;
    no shares issued and outstanding
  Common stock subscribed                                                (95,000)       (95,000)
  Common stock, $0.001 par value; 200,000,000 shares authorized;
    43,124,586 and 23,214,446 shares issued and outstanding,
    respectively                                                          43,100         23,200
  Additional paid-in capital                                          44,732,900     11,899,300
  Deferred compensation                                                 (429,900)      (491,400)
  Accumulated deficit                                                (27,687,800)   (13,336,400)
------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                               16,563,300     (2,000,300)
------------------------------------------------------------------------------------------------

                                                                    $ 18,123,600   $  6,031,200
================================================================================================

           See accompanying notes to consolidated financial statements.

                                                                     NETTAXI.COM



                                           Consolidated Statements of Operations
================================================================================

Years ended December 31,                        2000           1999          1998
=====================================================================================
NET REVENUES (Notes 9 and 10)               $  9,418,400   $ 5,032,800   $   258,000

OPERATING EXPENSES:
  Cost of operations                           7,307,700     4,003,800       239,800
  Sales and marketing                          5,908,300     4,788,800       745,600
  Research and development                     1,563,000     2,186,700       634,700
  General and administrative                   5,007,300     3,456,000     1,053,200
  Asset impairment (Note 3)                            -             -       667,000
-------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                      19,786,300    14,435,300     3,340,300
-------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                         (10,367,900)   (9,402,500)   (3,082,300)

OTHER INCOME (EXPENSE):
  Interest income                                703,800        75,100         9,800
  Interest expense (Notes 6 and 7)            (4,685,700)     (426,200)      (68,800)
  Other income                                                                28,500
-------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                     (14,349,800)   (9,753,600)   (3,112,800)

INCOME TAXES (Note 8)                             (1,600)     (126,800)         (800)
-------------------------------------------------------------------------------------

NET LOSS                                    $(14,351,400)  $(9,880,400)  $(3,113,600)
=====================================================================================

PREFERRED STOCK DIVIDEND                    $              $             $   (14,300)
=====================================================================================

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS    (14,351,400)   (9,880,400)   (3,127,900)
=====================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE     $      (0.36)  $     (0.46)  $     (0.32)
=====================================================================================

WEIGHTED-AVERAGE COMMON SHARES
  OUTSTANDING                                 39,381,211    21,274,203     9,724,781
=====================================================================================

          See accompanying notes to consolidated financial statements.

                                                                     NETTAXI.COM


                    Consolidated Statements of Shareholders' Equity (Deficiency)
                                                                 (Notes 6 and 7)
================================================================================

                                                      Preferred Stock       Common Stock        Common       Additional
                                                    ===================  ===================     Stock        Paid-in
                                                     Shares     Amount     Shares    Amount    Subscribed     Capital
========================================================================================================================
Balances, December 31, 1997                          134,000   $   100    5,238,991  $ 5,200  $         -   $ 1,295,300

Net proceeds from sale of preferred stock             11,400         -            -        -            -        22,900
Net proceeds from sale of common stock                     -         -    1,756,378    1,800            -     1,198,300
Issuance of common stock for services
  and salaries                                             -         -      328,132      300            -       142,500
Exchange of convertible notes payable and
  accrued interest                                         -         -    2,792,763    2,800            -     1,103,000
Exchange of preferred stock for common stock        (145,400)     (100)     734,438      700            -          (600)
Compensation expense related to warrants granted           -         -            -        -            -       855,000
Warrants exchanged for common stock                        -         -    2,399,298    2,400      (95,000)       92,600
Issuance of common stock to Placement Agent                -         -      200,000      200            -       159,800
Common stock issued in connection with
  Reorganization                                           -         -      660,000      700            -             -
Net loss available to common shareholders                  -         -            -        -            -             -
------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                                -         -   14,110,000   14,100      (95,000)    4,868,800

Issuance of common stock in connection
  with pooling (Note 1)                                    -         -    7,000,000    7,000            -             -
Deferred compensation related to stock options             -         -            -        -            -       702,700
Amortization of deferred compensation                      -         -            -        -            -             -
Interest related to issuance of warrants                   -         -            -        -            -       361,200
Warrants exercised for common stock                        -         -      150,000      100            -     1,181,200
Exchange of convertible notes payable and
  accrued interest                                         -         -      802,223      800            -     1,862,500
Proceeds from the issuance of common stock                 -         -      802,223      800            -     1,862,500
Issuance of common stock for services                      -         -      350,000      400            -     1,060,400
Net loss available to common shareholders                  -         -            -        -            -             -
------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                                -         -   23,214,446   23,200      (95,000)   11,899,300

Exchange of convertible notes payable and
  accrued interest                                         -         -    2,382,472    2,400            -     3,317,500
Proceeds from the issuance of common stock                 -         -      632,472      600            -       834,300
Deemed interest on settlement agreement                    -         -            -        -            -     3,896,000
Deferred compensation related to stock options             -         -            -        -            -       512,200
Amortization of deferred compensation                      -         -            -        -            -             -
Conversion of trade payables to common stock               -         -      778,982      800            -     1,557,200
Warrants issued in conjunction with conversion of
  trade payables                                           -         -            -        -            -       541,400
Issuance of common stock for services                      -         -      686,250      700            -       947,800
Warrants issued for services                               -         -            -        -            -        84,000
Proceeds from sale of common stock, net of costs
  of $1,831,600                                            -         -   15,416,633   15,400            -    21,127,200
Issuance of common stock due to the exercise
  of stock options                                         -         -       13,331        -            -        16,000
Net loss available to common shareholders                  -         -            -        -            -             -
------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000                                -   $     -   43,124,586  $43,100  $   (95,000)  $44,732,900
========================================================================================================================


                                                       Deferred     Accumulated
                                                     Compensation      Deficit         Total
================================================================================================
Balances, December 31, 1997                         $           -   $   (327,200)  $    973,400

Net proceeds from sale of preferred stock                       -              -         22,900
Net proceeds from sale of common stock                          -              -      1,200,100
Issuance of common stock for services
  and salaries                                                  -              -        142,800
Exchange of convertible notes payable and
  accrued interest                                              -              -      1,105,800
Exchange of preferred stock for common stock                    -              -              -
Compensation expense related to warrants granted                -              -        855,000
Warrants exchanged for common stock                             -              -              -
Issuance of common stock to Placement Agent                     -              -        160,000
Common stock issued in connection with
  Reorganization                                                -           (700)             -
Net loss available to common shareholders                       -     (3,127,900)    (3,127,900)
------------------------------------------------------------------------------------------------
Balances, December 31, 1998                                     -     (3,455,800)     1,332,100

Issuance of common stock in connection
  with pooling (Note 1)                                         -           (200)         6,800
Deferred compensation related to stock options           (702,700)             -              -
Amortization of deferred compensation                     211,300              -        211,300
Interest related to issuance of warrants                        -              -        361,200
Warrants exercised for common stock                             -              -      1,181,300
Exchange of convertible notes payable and
  accrued interest                                              -              -      1,863,300
Proceeds from the issuance of common stock                      -              -      1,863,300
Issuance of common stock for services                           -              -      1,060,800
Net loss available to common shareholders                       -     (9,880,400)    (9,880,400)
------------------------------------------------------------------------------------------------
Balances, December 31, 1999                              (491,400)   (13,336,400)    (2,000,300)

Exchange of convertible notes payable and
  accrued interest                                              -              -      3,319,900
Proceeds from the issuance of common stock                      -              -        834,900
Deemed interest on settlement agreement                         -              -      3,896,000
Deferred compensation related to stock options           (512,200)             -              -
Amortization of deferred compensation                     573,700              -        573,700
Conversion of trade payables to common stock                    -              -      1,558,000
Warrants issued in conjunction with conversion of
  trade payables                                                -              -        541,400
Issuance of common stock for services                           -              -        948,500
Warrants issued for services                                    -              -         84,000
Proceeds from sale of common stock, net of costs
  of $1,831,600                                                 -              -     21,142,600
Issuance of common stock due to the exercise
  of stock options                                              -              -         16,000
Net loss available to common shareholders                       -    (14,351,400)   (14,351,400)

Balances, December 31, 2000                         $    (429,900)  $(27,687,800)  $ 16,563,300
================================================================================================

           See accompanying notes to consolidated financial statements.

                                                                     NETTAXI.COM


                                           Consolidated Statements of Cash Flows
                                                                       (Note 11)
================================================================================

Years Ended December 31,                                        2000           1999          1998
=====================================================================================================
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                  $(14,351,400)  $(9,880,400)  $(3,113,600)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Gain on disposal of equipment                                                        (28,500)
        Depreciation and amortization                          1,195,300       595,900       433,500
        Allowance for doubtful accounts                          349,400        52,400        31,200
        Issuance of common stock for interest on
          convertible notes                                      119,900        63,300        68,800
        Issuance of common stock for services (Note 7)         1,019,400        34,200       302,800
        Asset impairment (Note 3)                                                            667,000
        Compensation expense related to options
          and warrans granted                                    615,700       211,300       855,000
        Interest expense related to settlement agreement       2,400,000
        Interest expense related to issuance of warrants                     2,196,400       202,200
        Changes in operating assets and liabilities:
          Accounts receivable                                     57,100    (1,100,300)     (104,800)
          Prepaid expenses and other assets                     (231,000)      (62,700)      (13,200)
          Accounts payable                                    (1,321,000)    3,854,500       175,900
          Accrued expenses                                      (261,200)      585,100        13,700
          Deferred revenue                                                     (47,000)       47,000
          Income taxes payable                                  (125,600)      125,600          (600)
-----------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                         (8,337,000)   (5,365,900)     (665,800)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of equipment                                                         34,600
  Deposits                                                        26,900       (50,900)
  Capital expenditures                                          (771,000)   (2,105,400)     (159,200)
-----------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                           (744,100)   (2,156,300)     (124,600)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on obligations under capital lease                      (5,400)       (7,300)       (2,000)
  Proceeds from convertible notes payable                                    5,000,000
  Net proceeds from issuance of preferred stock                                                8,600
  Net proceeds from issuance of common stock                  21,993,500     3,051,400     1,200,100
-----------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     21,988,100     8,044,100     1,206,700
-----------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     12,907,000       521,900       416,300

CASH AND CASH EQUIVALENTS, beginning of year                     987,700       465,800        49,500
-----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                      $ 13,894,700   $   987,700   $   465,800
=====================================================================================================

           See accompanying notes to consolidated financial statements.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.  SUMMARY OF      The Company
    ACCOUNTING
    POLICIES        Nettaxi.com  (formerly Nettaxi, Inc and formerly Swan Valley
                    Snowmobiles, Inc.), the Company, is a Nevada Corporation, which was incorporated on October 26, 1995.

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

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                    Property  and  Equipment

                    Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated economic useful lives of the assets, as follows:

                                                    Estimated useful lives
                     Furniture and fixtures                 5 years
                     Office equipment                       5 years
                     Computers and equipment                3 years
                     ===========================================================

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                    Advertising revenue include barter revenues, which are the exchange by Nettaxi.com of advertising space on Nettaxi.com's web sites for reciprocal advertising space on other web sites. Revenues from these barter transactions are recorded as advertising revenues at the lower of the estimated fair value of the advertisements received or delivered and are recognized when the advertisements are run on Nettaxi.com's web sites. Barter expenses are recorded when Nettaxi.com's advertisements are run on the reciprocal web sites, which is typically in the same period as when advertisements are run on Nettaxi.com's web sites. Barter revenues and related expenses for the years ended December 31, 2000, 1999, and 1998 were approximately $2,224,800,
                    $343,400, and $0, respectively, representing 28%, 7%, and 0% of net revenues, respectively.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    In  November  1999, the Financial Accounting Standards Board
                    (FASB) issued Emerging Issues Task Force (EITF) Issue 99-17 Accounting for Advertising Barter Transactions. Under EITF 99-17, revenues and expenses should be recognized from advertising barter transactions at the fair value of the advertising surrendered or received only when the company has a historical practice of receiving or paying cash for such transactions.

                    In December 1999, the staff of the Securities and Exchange Commission (SEC) issued its Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that its current revenue recognition policies comply with the provisions of SAB No. 101.

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

                    Advertising  Costs

                    The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 2000, 1999, and 1998, were approximately $2,365,600, $2,831,300, and $3,100, respectively.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    Long-Lived  Assets

                    The Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its fair value.

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

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    At December 31, 2000 and 1999, the fair values of the Company's debt instruments approximate their historical carrying amounts.

                    Stock-Based  Incentive  Program

                    SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company continues to use the accounting prescribed by APB Opinion No. 25 for stock-based compensation to its employees and as such is required to disclose pro forma net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied (Note 7). The Company accounts for stock-based compensation to non-employees under SFAS No. 123.

                    In March 2000, the Financial Accounting Standards Board issued Interpretation (Interpretation) No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of ABP Opinion No. 25, which became effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion 25,
                    (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation had no significant impact on the Company's financial statements.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    Basic  and  Diluted  Loss  Per  Common  Share

                    In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which was effective December 28, 1997. Conforming to SFAS No. 128, the Company changed its method of computing earnings per share and restated all prior periods included in the consolidated financial statements. Basic loss per common share is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted per-common-share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding. Anti-dilution provisions of SFAS 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. For the periods reported, there were no differences between basic and diluted earnings per share. The number of potential common shares not included in diluted earnings per share, due to their being anti-dilutive, are 23,994,732, 3,838,679, and 280,000, for the years ended December 31, 2000, 1999, and 1998, respectively. All share and per share information has been adjusted for the shares exchanged for the common stock of Plus Net, Inc.

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

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2.  PROPERTY AND    Property  and  equipment  consisted  of  the  following:
    EQUIPMENT
                    December 31,                      2000        1999
                    ============================================================
                    Furniture and fixtures         $  203,600  $  196,200
                    Office equipment                   55,100      59,700
                    Computers and equipment         2,721,100   2,134,400
                    ------------------------------------------------------------

                                                    2,979,800   2,390,300
                    Less accumulated depreciation   1,231,500     421,700
                    ------------------------------------------------------------

                                                   $1,748,300  $1,968,600
                    ============================================================

                    Depreciation expense amounted to $903,400, $361,800 and $59,800 for the years ended December 31, 200, 1999, and 1998 respectively.

3.  PURCHASED       In  November  1997, the Company issued a convertible secured
    TECHNOLOGY      promissory  note  in  the  amount of $1,020,000 (Note 6) and
    AND OTHER       2,475,066  shares  of common stock, valued at $980,000, to a
    INTANGIBLES     related  party  in  exchange  for  certain  fixed  assets, liabilities and technology. Core to the technology acquired was a web to database software application and the underlying technology to the Company's Internet The City products. Based on the fair market value of the consideration exchanged, as determined by an independent appraisal service, the aggregate purchase price was $2,000,000, and was allocated to the following respective assets and liabilities based on their fair market value at the time of the transaction:

                    ============================================================
                    Purchased technology                    $1,740,000
                    Other intangibles                          150,000
                    Computers and equipment                    100,000
                    Office equipment                            45,000
                    Furniture and fixtures                       5,000
                    Contracts payable and accrued expenses     (40,000)
                    ------------------------------------------------------------

                                                            $2,000,000
                    ============================================================

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

                    Purchased technology and other intangibles consisted of the following:

                    December 31,                     2000      1999
                    ============================================================
                    Purchased technology           $870,000  $870,000
                    Less accumulated amortization   551,000   377,000
                    ------------------------------------------------------------

                                                   $319,000  $493,000
                    ============================================================

                    Other intangibles              $150,000  $150,000
                    Less accumulated amortization    95,000    65,000
                    ------------------------------------------------------------

                                                   $ 55,000  $ 85,000
                    ============================================================
4.  ACCRUED
    EXPENSES        Accrued  expenses  consisted  of  the  following:

                    December 31,                       2000      1999
                    ============================================================
                    Payroll and related expenses     $ 97,800  $216,200
                    Professional fees                 157,300   135,000
                    Marketing                          83,800    93,000
                    Accrued interest, related party             125,500
                    Other                              59,000    89,400
                    ------------------------------------------------------------

                                                     $397,900  $659,100
                    ============================================================

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

5.  LEASE           The  Company  leases  its facility under an operating lease,
    COMMITMENTS     which  expires  on  May 1, 2002. The facility lease requires the Company to pay certain maintenance and operating expenses, such as taxes, insurance, and utilities. Rent expense for the years ended December 31, 2000, 1999, and 1998, was $281,600, $178,000, and $35,500, respectively.

                    In 1999, the Company entered into operating leases on certain vehicles. For the years ended December 31, 2000 and 1999, rent expense related to the vehicle leases aggregated $5,300 and $2,600.

                    A summary of the future minimum payments required under noncancelable operating leases with terms in excess of one year follows:

                                               Operating
                    Years Ending December 31,    Leases
                    ============================================================
                    2001                       $  284,400
                    2002                           98,400
                    ------------------------------------------------------------

                                               $  382,800
                    ============================================================

6. CONVERTIBLE On November 1, 1997, the Company issued a 10% five-year NOTES PAYABLE, convertible secured promissory note in the amount of
    RELATED PARTY   $1,020,000.  In  September  1998,  this  note,  with accrued interest of $85,800, was converted into 2,792,763 shares of common stock. Interest expense on the note aggregated
                    $68,800  in  1998.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                    In accordance with the terms of the debt agreement, RGC converted, in November and December 1999, $1,800,000 of the debentures, with accrued interest of $63,300, into 802,223 shares of common stock and, in January and February 2000, $800,000 of the debentures, with accrued interest of $34,900 into 632,472 shares of common stock.

                    On April 28, 2000, the Company reached a settlement agreement with RGC for the $2,400,000 remaining principal amount of the convertible debentures, plus accrued interest thereon of approximately $85,000, whereby the Company agreed to issue an aggregate of 1,750,000 shares of common stock "settlement shares" and warrants to purchase an aggregate of 2,200,000 shares of common stock, with an exercise price of $1.50 per share, as discussed further in Note 7. It was also agreed that beginning on the date of the agreement and prior to the delivery of the settlement shares, the debentures would be convertible at a fixed conversion price of $1.42 per share. As the fair market value of the Company's stock on April 28, 2000 was $3.00, the Company recognized a deemed noncash interest expense of $2,400,000 resulting from the implied beneficial conversion feature.

7.  SHAREHOLDERS'   In October 1997, the Company offered shares of its preferred
    EQUITY          stock  through  a  private placement offering. This offering
    PREFERRED       established  a  maximum  of  150,000  shares  of  Series  A
    STOCK           preferred  stock  at $0.75 per share, each share convertible into  5.05 shares of the Company's common stock at any time.

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

                    During the year ended December 31, 1998, the Company issued 252,045 shares of common stock with an ascribed value of $120,000 as payment for services. The shares issued for services performed were valued at the then fair market value of the share issued in the October 1997 private placement offering.

                    During the year ended December 31, 1998, the Company issued 76,087 shares of common stock with an ascribed value of $22,800 to officers and employees of the Company in lieu of salaries.

                    In September 1998, the Company's Board of Directors declared a 2.53 to 1 stock split, in connection with the Acquisition as discussed in Note 1. All references to number of shares of common stock and per share data in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                    In May 1999, the Company completed a merger in a single transaction with Plus Net, Inc. (as discussed in Note 1) by exchanging 7,000,000 shares of its common stock for all of the common stock of Plus Net, Inc. Each share of Plus Net was exchanged for 1,000 shares of Nettaxi common stock.

                    In accordance with the Convertible Debt Financing Agreement, entered into between the Company and RGC International Investors, LDC on March 31, 1999, RGC had the option to purchase one additional share of common stock for every share of common stock issuable as a result of a conversion of the debenture, at a price equal to the applicable conversion price.

                    In November and December 1999, RGC exercised this investment option right and purchased 802,223 shares of the Company's common stock for proceeds of $1,863,300 and, in January and February 2000, an additional 632,472 shares of common stock for proceeds of $834,900.

                    In December 1999, the Company issued 350,000 shares of common stock to a consulting group in exchange for a two-year agreement to provide the Company with consulting services. Based on the then fair market value of the shares issued the price of these services was determined to be $1,060,800. In February 2000, the Company issued an additional 175,000 shares of common stock, with a fair market value of $574,200, in consideration for extending the agreement for an additional six months.

                    The Company amortizes the aggregate consideration given over the 30 months term of the agreement. Included in prepaid expenses and deferred expenses are, as of December 31, 2000 and 1999, $926,500 and $1,026,600, respectively, representing the unamortized portion of the consideration given for these consulting services.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    In September 2000, the Company issued 75,000 additional shares of common stock to the consulting group in consideration of failure to execute the demand registration rights in a timely manner pursuant to the agreements. Based on the fair market value of the shares issued, the Company recognized $37,500 in consulting expense for this transaction.

                    In February 2000, the Company offered shares of its common stock, valued at $1.50 per share, and warrants, each expiring on January 31, 2003 and entitling the holder the right to purchase one share of common stock at an exercise price of $4.00 per share, through a private placement offering. The Company issued 15,416,633 shares of common stock and warrants to purchase 15,416,633 shares of common stock in the offering for net proceeds of $21,142,600.

                    In February 2000, the Company issued 6,250 shares of common stock, with a fair market value of $9,700, in settlement for the cancellation of a letter of intent to provide sponsorship.

                    In March and April 2000, the Company issued 778,982 shares of common stock and warrants to purchase 389,491 shares of common stock at an exercise price of $2.76 per share, as discussed further below, in exchange for the conversion of $1,558,000 in trade payables.

                    In July and August 2000, the Company issued an aggregate of 430,000 shares of common stock, with a fair market value of $327,100, in consideration for consulting services. The Company amortizes the aggregate consideration given over the term of the underlying agreements. Included in prepaid expenses is, as of December 31, 2000, $29,200 representing the unamortized portion of the consideration given for these consulting services.

                    In May 2000, the Company's Certificate of Incorporation was amended to increase the number of shares of authorized common stock to 200,000,000.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    WARRANTS

                    In 1998, prior to the adoption of the Stock Option Plan as discussed below, the Company granted warrants to directors and employees of the Company, to purchase 2,399,298 shares of common stock at $0.04. As the exercise price for those warrants was less than the market price of the common stock on the grant date, the Company recorded in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, $855,000 of compensation costs associated with these warrants.

                    In September 1998, these warrants were exchanged for 2,399,298 shares of common stock via the issuance of promissory notes for $95,000, concurrent with the reorganization of the Company. The promissory notes have been accounted for as common stock subscribed and are an offset to shareholders' equity until such notes are collected.

                    During the years ended December 31, 2000 and 1999, the Company issued warrants in connection with financing, consulting services, and conversion of trade payables to purchase 3,139,491 and 475,000 shares of common stock, respectively.

                    The Company estimates the fair value of warrants at the grant date by using the Black-Scholes valuation model with the following weighted-average assumptions used for grants in 2000 and 1999: dividend yield of 0%; expected volatility of 138% and 69%; risk-free interest rate of 6.2% and 6.2%; and the expected contractual lives of the warrant. The computed value is charged to operations or interest over the term of the related agreements.

                    In March 1999, the Company issued warrants, which vested immediately to purchase 125,000 shares of common stock at $8.00 per share. These warrants were Issued in connection with a dispute settlement and expire in March 2001.

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

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    In consideration for the early exercise of the warrants, the exercise price for the warrants was decreased from $12.375 to $7.875 and the Company issued RGC warrants to purchase an additional 150,000 shares of common stock at $7.875. These warrants were subsequently, due to anti-dilution provisions, issued at an execise price of $4.38 per share, resulting in an increase in the number of shares issuable upon exercise of the warrants to 269,692. The Company recognized an additional $245,700 of interest expense associated with these warrants. In 2000 and 1999, the Company recognized $159,000 and $86,700 of this amount as interest expense respectively.

                    In June 2000, the Company issued warrants, which vested immediately, to purchase 2,200,000 shares of common stock at $1.50 per share, exercisable over five years, in accordance with the settlement agreement entered into between the Company and RGC or April 28, 2000. The Company recognized an additional $1,496,000 of deemed interest expense associated with these warrants.

                    In February 2000, the Company issued warrants, which vested immediately, to purchase 200,000 shares of common stock at an exercise price of $4.00, in addition to previously issued warrants to purchase 50,000 shares of common stock at an exercise price of $12.375 for finders fee in connection with the private placement.

                    In March and April 2000, the Company issued warrants to purchase 389,491 shares of common stock at an exercise price of $2.76 in conjunction with the conversion of trade payables. The Company recognized $541,400 in interest expense associated with these warrants.

                    In October 2000, the Company issued warrants for consulting services, which vested immediately to purchase 350,000 shares of common stock at an exercise price of $0.35 per share. The aggregate value of these warrants, $84,000, is amortized over a four months period. Included in prepaid expenses is, as of December 31, 2000, $42,000 representing the unamortized portion of the consideration given for these consulting services.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    STOCK  OPTION  PROGRAM

                    In September 1998, the Company adopted the 1998 Stock Option Plan and, in January 2000, the Board of Directors adopted the 1999 Stock Option Plan (collectively "the Plans"), which is subject to its ratification by the stockholders.

                    The Plans authorizes the grant of options to purchase shares of common stock to employees, directors, and consultants of the Company and its affiliates. The options are a combination of both incentive and nonstatutory options.

                    Incentive options may be granted at not less than 100% of the fair market value per share, and nonstatutory options may be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or committee thereof, except for options granted to a person owning greater than 10% of the outstanding stock, for which the exercise price must not be less than 110% of the fair market value. Options granted under the Plans generally vest over three years and are exercisable over ten years.

                    The Company has reserved 3,000,000 shares of common stock for issuance under the 1998 Stock Option Plan and 8,900,000 shares of common stock for issuance under the 1999 Stock Option Plan.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    A summary of the status of the Company's stock option plan as of December 31, 2000, 1999, and 1998, and changes during the years then ended is presented in the following table:

                                                     Options Outstanding
                               -----------------------------------------------------------
                                December 31, 2000    December 31, 1999   December 31, 1998
                               -------------------  -------------------- ----------------
                                          Weighted-            Weighted-         Weighted-
                                           Average              Average           Average
                                           Exercise             Exercise          Exercise
                                 Shares     Price     Shares     Price    Shares   Price
                    ----------------------------------------------------------------------
                    Beginning   2,580,166   $ 9.47    280,000   $   0.80        -  $     -
                    Granted     3,931,600   $ 1.88  2,614,000   $  10.40  280,000  $  0.80
                    Exercised     (13,331)  $ 1.20          -   $      -        -  $     -
                    Forfeited  (1,504,519)  $ 4.64   (313,834)  $   9.45        -  $     -
                               -----------          ----------            -------

                    Ending      4,993,916   $ 4.97  2,580,166   $   9.47  280,000  $  0.80
                    ======================================================================

                    Exercisable at
                     year-end   2,068,750             640,499              23,333
                               ===========          ==========            =======

                    Weighted-average fair value of options granted during the period:
                                            $ 1.34              $   5.71           $  0.71
                                            ======              ========           =======

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    The following table summarizes information about stock options outstanding as of December 31, 2000:

                                                 Options Outstanding
                                               ----------------------    Options Exercisable
                                                Weighted               ----------------------
                                                 Average    Weighted-              Weighted-
                     Range of                   Remaining   Average                 Average
                     Exercise       Number     Contractual  Exercise     Number     Exercise
                      Prices      Outstanding     Life       Prices    Exercisable   Prices
                    =========================================================================
                      0.01-0.75       154,250         9.67  $    0.47       14,250  $    0.49
                      0.76-1.00       265,000         7.76  $    0.80      202,500  $    0.80
                      1.01-2.00     1,530,533         8.44  $    1.48      539,900  $    1.47
                      2.01-5.00     1,240,133         8.07  $    2.44      690,266  $    2.44
                     5.01-10.00     1,464,000         8.63  $    8.74      309,334  $    8.42
                    10.01-15.00       250,000         5.67  $   13.96      222,500  $   14.27
                    15.01-30.00        45,000         0.50  $   25.60       45,000  $   25.60
                    30.01-45.00        45,000         0.50  $   40.22       45,000  $   40.22
                    --------------------------------------             -----------

                                    4,993,916               $    4.97    2,068,750  $    5.51
                                  ===========               =========  ===========  =========

                    During the years ended December 31, 2000 and 1999, the Company recorded deferred compensation of approximately $512,200 and $702,700, respectively, relating to the issuance of 380,000 and 285,000 consultant options, respectively, for administrative and sales and marketing services. These amounts were computed using the Black-Scholes option valuation model. The related amortization will be charged to operations over the term of the related consulting agreements. In 2000 and 1999, such amortization amounted to approximately $573,700 and $211,300, respectively. The weighted-average assumptions used to compute the value of the options granted in 2000 and 1999 were as follows: dividend yield of 0%; expected volatility of 110% and 82%; risk-free interest rate of 6.2% and 6.2%; and expected lives of two years.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net (loss) income and (loss) earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option valuation model with the following weighted average assumptions used for grants in 2000, 1999, and 1998: dividend yield of 0%; expected volatility of 124%, 112%, and 180%; risk-free interest rate of 6.2%, 6.2%, and 5.7%; and expected lives of three years for all plan options.

                    Under the accounting provisions of SFAS No. 123, the Company's net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below:

                                             2000           1999           1998
                    ==============================================================
                    Net income (loss):
                      As reported       $(14,351,400)  $ (9,880,400)  $(3,127,900)
                      Pro forma         $(19,426,800)  $(11,516,600)  $(3,144,500)

                    Basic and diluted earnings (loss) per share:
                      As reported       $      (0.36)  $      (0.46)  $     (0.32)
                      Pro forma         $      (0.49)  $      (0.54)  $     (0.32)

8.  INCOME          The  provision  for income taxes for the year ended December
    TAXES           31,  1999 relates to the earnings of Plus Net, Inc. prior to the merger. The provision for income taxes for the years ended December 31, 2000, and 1998 consisted of minimum state taxes.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    The following summarizes the differences between income tax expense and the amount computed applying the Federal income tax rate of 34% for the years ended December 31, 2000, 1999, and 1998:

                                                     2000          1999          1998
                    =====================================================================
                    Federal income tax
                      benefit at statutory rate  $(4,675,000)  $(3,316,200)  $(1,058,400)
                    State income taxes, net
                      of federal benefit            (799,000)     (566,500)     (180,800)
                    Tax benefit not currently
                      recognizable                 4,985,900     3,884,100       835,400
                    Other                            489,700       125,400       404,600
                    ---------------------------------------------------------------------

                    Provision for income taxes   $     1,600   $   126,800   $       800
                    =====================================================================

                    The Company's effective tax rate differs from the statutory federal income tax principally as a result of federal and state net operating losses for which no deferred benefit is recognized due to a full valuation allowance provided on the resulting deferred tax asset.

                    Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2000, 1999, and 1998 are as follows:

                    December 31,                     2000          1999         1998
                    ===================================================================
                    Net operating loss
                      carryforward               $ 9,368,000   $ 4,558,900   $ 473,900
                    Depreciation and
                      amortization                   (36,000)     (216,800)    (90,300)
                    Accrued compensation
                      and benefits                    37,000       562,700       4,000
                    Reserves not currently
                      deductible                     555,000        33,300     316,200
                    -------------------------------------------------------------------

                    Net deferred tax asset         9,924,000     4,938,100     703,800
                    Valuation allowance           (9,924,000)   (4,938,100)   (703,800)
                    -------------------------------------------------------------------

                    Reported deferred tax asset  $         -   $         -   $       -
                    ===================================================================

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    As of December 31, 2000, the Company had a federal net operating loss (NOL) carryforward in the amount of $25,143,000 which may be applied to future taxable income until these benefits begin to expire in 2017. The Company also had a California NOL carryforward in the amount of $13,395,000 which may be applied to future taxable income until these benefits begin to expire in 2002.

                    The Company's ability to utilize the NOL carryforwards are dependent upon the Company's ability to generate taxable income in future periods and may be limited due to restrictions imposed under Federal and state laws upon a change in ownership.

9. CONCENTRATION Financial instruments, which potentially subject the Company OF CREDIT RISK to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

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

10.  MAJOR          In  2000,  four  customers  accounted for approximately 20%,
     CUSTOMERS      13%,  11%,  and  10% of revenues, respectively, with related account receivable as of December 31, 2000 of $294,000, $0, $95,200, and $0, respectively.

                    In 1999, one customer accounted for approximately 17% of revenues, with related account receivable as of December 31, 1999 of $250,000.

                    In 1998, four customers accounted for approximately 28%, 21%, 13% and 12% of revenues, respectively, with related accounts receivable as of December 31, 1998 of $52,100, $38,100, $0 and $23,800, respectively.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

11.  SUPPLEMENTAL   The  following is supplemental disclosure for the statements
     DISCLOSURE     of  cash  flows.
     OF CASH
     FLOW
     INFORMATION

                    Years Ended December 31,                 2000        1999        1998
                    ========================================================================
                    CASH PAID:
                      Income taxes                        $  127,200  $    1,600  $    1,400
                      Interest                            $           $    3,000  $      100

                    NONCASH INVESTING AND
                      FINANCING ACTIVITIES:
                        Purchase of equipment under
                          capital lease                   $           $           $   14,700
                        Issuance of common stock for
                          convertible notes payable plus
                          accrued interest                $3,319,900  $1,863,300  $1,020,000
                        Issuance of common stock
                          for consulting services         $  948,500  $1,060,800  $
                        Issuance of common stock
                          for trade payables              $1,558,000  $           $
                        Warrants issued in conjunction
                          with debt financing             $           $  361,200  $
                        Conversion of preferred stock
                          to common stock                 $           $           $  109,100
                        Promissory notes received for
                          common stock subscribed         $           $           $   95,000
                    ========================================================================

12.  CONTINGENCIES  Nettaxi.com  acquired  certain  technology  from  SSN
                    Properties, which in turn, acquired these assets through the foreclosure of convertible notes issued by Simply Interactive, Inc. Certain minority shareholders of Simply Interactive, Inc. are disputing the transfer of these assets to, ultimately, Nettaxi.com. Management believes that the group's claims are without merit and therefore that any settlement relating to these claims will not have a material adverse effect on the financial position of the Company.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, the outcome of which is expected to result in a material adverse effect on the financial position of the Company.

13.  SUBSEQUENT     On  March  1,  2001,  the  Company  signed an Asset Purchase
     EVENTS         Agreement  under  which it via its newly formed wholly owned subsidiary,  Lookup  Guide  Acquisition  Corporation,  a
                    California corporation, will issue 2,200,000 shares of common stock in exchange for substantially all assets of LookupGuide.com, a California corporation.

14.  VALUATION
     AND
     QUALIFYING
     ACCOUNTS

                                              Balance    Additions
                                               as of     Charged to                Balance
                                             Beginning    Costs and               as of End
                      Description            of Period    Expenses   Deductions   of Period
                    =======================================================================
                    2000:
                      Allowance for
                        doubtful accounts  $     83,600  $  504,900  $(155,500)  $  433,000

                    1999:
                      Allowance for
                        doubtful accounts  $     31,200  $   52,400  $           $   83,600
                    1998:
                      Allowance for
                        doubtful accounts  $             $   31,200  $           $   31,200
                    =======================================================================

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

15.  QUARTERLY      The  summarized  quarterly  financial  data  presented below
     INFORMATION    reflect  all  adjustments,  which,  in  the  opinion  of
     (UNAUDITED)    management,  are  of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

Year Ended             First        Second        Third         Fourth
  December 31,        Quarter      Quarter       Quarter       Quarter         2000
----------------------------------------------------------------------------------------
Net revenues        $ 2,764,900  $ 2,984,900   $ 2,254,000   $ 1,414,600   $  9,418,400
Gross profit            991,400    1,063,100       600,600      (544,400)     2,110,700
  (loss)
Operating (loss)     (2,696,500)  (2,605,400)   (2,360,500)   (2,705,500)   (10,367,900)
Net (loss)           (2,769,000)  (6,461,600)   (2,132,200)   (2,988,600)   (14,351,400)
Basic and diluted
  (loss) per
  common share            (0.09)       (0.15)        (0.05)        (0.07)         (0.36)
========================================================================================

Year Ended             First       Second         Third        Fourth
  December 31,        Quarter      Quarter       Quarter       Quarter        1999
--------------------------------------------------------------------------------------
Net revenues        $ 689,300   $ 1,189,100   $ 1,102,500   $ 2,051,900   $ 5,032,800
Gross profit          365,900       780,300       (79,900)      (37,300)    1,029,000
  (loss)
Operating (loss)     (410,400)   (2,022,700)   (3,975,200)   (2,994,200)   (9,402,500)
Net (loss)           (509,100)   (2,137,900)   (4,089,100)   (3,144,300)   (9,880,400)
Basic and diluted
  (loss) per
  common share          (0.02)        (0.10)        (0.19)        (0.14)        (0.46)
======================================================================================