Form 10-Q
period 2001-03-31
NETTAXI INC
filed 2001-05-15
CIK 1084876

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  March  31,  2001



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

     As of May 3, 2001, the registrant had 43,124,586 shares of common stock, $.001 par value per share, outstanding.

                                   NETTAXI.COM

                                    CONTENTS

                                                                        Page No.
                                                                        --------
PART  I      FINANCIAL  INFORMATION

Item  1.     Financial  Statements

             Condensed  Consolidated Balance Sheets, as of March 31,
             2001  (unaudited)  and  and  December  31,  2000                  3

             Condensed  Consolidated Statements of Operations, Three
             Months  Ended  March 31, 2001 (unaudited) and March 31,
             2000  (unaudited)                                                 4

             Condensed  Consolidated Statements of Cash Flows, Three
             Months  Ended  March 31, 2001 (unaudited) and March 31,
             2000  (unaudited)                                                 5

             Notes  to  Condensed  Consolidated Financial Statements
             (unaudited)                                                       7

Item  2.     Management's  Discussion  and  Analysis  of
             Financial  Condition  and  Results of Operations                 10

Item  3.     Quantitative and Qualitative Disclosures About Market Risk       28


PART  II     OTHER  INFORMATION

Item  1.     Legal  Proceedings                                               29

Item  2.     Changes  in  Securities  and  Use  of  Proceeds                  29

Item  3.     Defaults Upon Senior Securities                                  29

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      29

Item  5.     Other  Information                                               29

Item  6.     Exhibits  and  Reports  on  Form  8-K                            29

SIGNATURES                                                                    30

EXHIBIT  INDEX                                                                31

                          PART I. FINANCIAL INFORMATION

ITEM  1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

NETTAXI.COM
CONDENSED  CONSOLIDATED  BALANCE  SHEET

                                                                     December 31,     March 31,
                                                                         2000           2001
-------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                         $  13,894,700   $ 12,365,400
  Accounts receivable, net of allowance for doubtful accounts
    of $433,000 and $401,400, respectively                                775,100        581,900
  Prepaid expenses and other assets                                     1,035,000      1,376,500
-------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   15,704,800     14,323,800
-------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, net                                             1,748,300      1,524,300
PURCHASED TECHNOLOGY, net                                                 319,000        212,500
OTHER INTANGIBLES, net                                                     55,000         36,500
DEFERRED EXPENSE                                                          272,500        109,000
DEPOSITS                                                                   24,000         24,000
-------------------------------------------------------------------------------------------------
                                                                    $  18,123,600   $ 16,230,100
=================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                  $   1,162,400   $  1,398,200
  Accrued expenses                                                        397,900        482,300
-------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                               1,560,300      1,880,500
-------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 1,000,000 shares authorized;
         no shares issued and outstanding                                       -              -
  Common stock, $0.001 par value; 200,000,000 shares
         authorized; 43,124,586 shares issued and outstanding,             43,100         43,100
  Additional paid-in capital                                           44,637,900     44,637,900
  Deferred compensation                                                  (429,900)      (282,300)
  Accumulated deficit                                                 (27,687,800)   (30,049,100)
-------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                             16,563,300     14,349,600
-------------------------------------------------------------------------------------------------
                                                                    $  18,123,600   $ 16,230,100
=================================================================================================

**The accompanying notes are an integral part of these condensed consolidated financial statements.

NETTAXI.COM
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three Months    Three Months
                                                                           Ended           Ended
                                                                         March 31,       March 31,
                                                                            2000            2001
-----------------------------------------------------------------------------------------------------
                                                                         (Unaudited)     (Unaudited)

NET REVENUES                                                           $   2,764,900   $   1,192,500

OPERATING EXPENSES:
  Cost of operations                                                       1,773,500       1,953,800
  General and administrative                                               1,467,500       1,076,300
  Sales and marketing                                                      1,763,300         443,100
  Research and development                                                   457,100         253,100
-----------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                   5,461,400       3,726,300
-----------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                      (2,696,500)     (2,533,800)
OTHER INCOME (EXPENSE):
  Interest income                                                             26,000         179,300
  Interest expense                                                           (97,700)         (6,800)
-----------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                                  (2,768,200)     (2,361,300)

INCOME TAXES                                                                     800               -
-----------------------------------------------------------------------------------------------------

NET LOSS                                                               $  (2,769,000)  $  (2,361,300)
=====================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                                $       (0.09)  $       (0.05)
=====================================================================================================

WEIGHTED-AVERAGE COMMON SHARES
  OUTSTANDING                                                             29,391,784      43,124,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETTAXI.COM
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months    Three Months
                                                                           Ended           Ended
                                                                         March 31,       March 31,
                                                                            2000            2001
-----------------------------------------------------------------------------------------------------
                                                                         (Unaudited)     (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                             $  (2,769,000)  $  (2,361,300)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                        216,900         363,900
        Allowance for doubtful accounts                                       85,000         (31,600)
        Issuance of common stock for interest on convertible notes            34,900               -
        Issuance of common stock for services                                183,800         192,700
        Compensation expense related to options and warrants granted         216,600         189,600
        Interest expense related to issuance of warrants                      30,700               -
        Changes in operating assets and liabilities:
          Accounts receivable                                               (973,900)        224,800
          Prepaid expenses and other assets                                 (130,200)       (412,700)
          Accounts payable                                                  (999,500)        235,800
          Accrued expenses                                                   624,100          84,400
          Income taxes payable                                              (123,000)              -
-----------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                     (3,603,600)     (1,514,400)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits                                                                    18,100               -
  Capital expenditures                                                       (32,100)        (14,900)
-----------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                        (14,000)        (14,900)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on obligations under capital lease                                  (1,800)              -
  Net proceeds from issuance of common stock                              21,903,300               -
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 21,901,500               -
-----------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      18,283,900      (1,529,300)
CASH AND CASH EQUIVALENTS, beginning of period                               987,700      13,894,700
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                               $  19,271,600   $  12,365,400
=====================================================================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID:
    Income taxes                                                       $      97,400   $           -
    Interest                                                           $           -   $       6,800
  NONCASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock for convertible notes payable
      plus accrued interest                                            $     834,900   $           -
    Issuance of common stock for consulting services                   $     583,900   $           -
    Issuance of common stock for trade payables                        $     834,100   $           -

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

BASIS  OF  PRESENTATION

The unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for three month period ended March 31, 2001 are not necessarily indicative of the results expected for the full fiscal year or for any future period. The unaudited historical financial statements included herein have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's results of operations, financial position and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

REVENUE  RECOGNITION  AND  DEFERRED  REVENUE

The Company's revenues are derived from the sale of banner advertisements, web hosting services and from products from its online malls. Advertising revenues are recognized in the period in which the advertisement is delivered, provided that collection of the resulting receivable is probable. Advertisers are charged on a per impression or delivery basis up to a maximum as specified in the contract. To date, the duration of the Company's advertising commitments has not exceeded one year. When the Company guarantees a minimum number of impressions or deliveries, revenue is recognized ratably in proportion to the number of impressions or deliveries recorded to the minimum number of impressions and deliveries guaranteed. Web hosting revenues are recognized in the period in which the services are provided. Product revenue is recognized upon shipment, provided no significant obligations remain and collectability is probable.

Advertising revenue include barter transactions, which are the exchange by Nettaxi.com of advertising space on Nettaxi.com's web sites for reciprocal advertising space on other web sites or advertising media. Revenues from these barter transactions are recorded as advertising revenues at the lower of the estimated fair value of the advertisements received or delivered and are recognized when the advertisements are run on Nettaxi.com's web sites. Barter expenses are recorded when Nettaxi.com's advertisements are run on the reciprocal web sites, which is typically in the same period as when advertisements are run on Nettaxi.com's web sites. Barter revenues and related expenses for the three months ended March 31, 2001 and 2000 were approximately $0 and $651,000, respectively, representing 0% and 23% of total net revenues, respectively.

In November 1999, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue 99-17 "Accounting for Advertising Barter Transactions". Under EITF 99-17, revenues and expenses should be recognized from advertising barter transactions at the fair value of the advertising surrendered or received only when the company has a historical practice of receiving or paying cash for such transactions. As of March 31, 2001, the Company was in compliance with EITF 99-17.

Royalty revenues are earned on sales of the Company developed CD-Rom "Internet the City" by third party distributors. Third party distributors package the CD-Rom with their products for sale to the end-user. The distributor remits payment to the Company 90 days after the sales of their product to the end-user and the end-user does not have a right of return. The Company recognizes these revenues only upon receipt of payment from the distributor. The Company did not earn any royalty revenues in the first quarter of 2001.

The Company is in contract with several partners in revenue and expense sharing agreements. The agreements provide for the Company to earn revenues based on the sale of third-party suppliers products. For those transactions, where the Company receives either a percentage of the transaction or a fixed fee, revenues are recorded net. As of March 31, 2001, the Company has not earned any revenues or expenses related to these contracts.

The Company charges its co-hosting customers one-time installation fees. Prior to January 31, 2001, the Company recognized these fees upon completion of the installation. Upon Issuance of SEC SAB 101 issued on December 3, 1999 one-time installation fees are to be deferred and systematically recognized as the products and/or services are delivered and/or performed over the term of the arrangement or the expected period of performance that the fees are earned. The Company did not recognize any one-time installation fees in 2001.

Our premium subscribers are charged web-site development fees to develop their web-site upon request. These fees charged and the costs to develop these sites by the Company are nominal. The Company defers the recognition of the fees charged over the period of the contract. For the three months ended March 31, 2001, the Company did not earn any web-site development fee.

In December 1999, the staff of the Securities and Exchange Commission (SEC) issued its Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition". SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that its current revenue recognition policies comply with the provisions of SAB No. 101.

LONG-LIVED  ASSETS

The Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its fair value. The Company periodically reviews other intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected future operating cash flows are lower than the carrying value. Property and equipment are stated at cost.
Depreciation is provided using the straight-line method over the estimated economic useful lives of the assets, generally ranging from three to five years. The Company amortizes, on a straight-line basis, the cost of purchased technology and other intangibles over the shorter of five years or the useful life of the related technology or underlying asset.

ADOPTION  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No 138, requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after September 15, 2000. The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company's adoption of the new standard did not have a material impact on the Company's results from operations, financial position or cash flows.

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

CONTINGENCIES

Nettaxi.com acquired certain technology from SSN Properties, which in turn acquired these assets through the foreclosure of convertible notes issued by Simply Interactive, Inc. Certain minority shareholders of Simply Interactive, Inc. are disputing the transfer of assets to, ultimately, Nettaxi.com. Management believes that the group's claims are without merit and therefore that any settlement relating to these claims will not have a material adverse effect on the financial position of the Company.

On May 1, 2001 seven shareholders of Nettaxi filed an action against the Company. The complaint also names the Company's Chief Executive Officer, President and former Chief Financial Officer as additional defendants. The complaint alleges that the Company violated securities laws in connection with its February 2000 private placement. Only three of the seven plaintiffs actually purchased shares of Nettaxi common stock in the February 2000 private placement. Prior to filing the complaint, the plaintiffs demanded the refund of all of the money invested in Nettaxi and demanded that the exercise price of the warrants issued in the private placement be reduced from $4.00 to $0.25 per share. Additionally, prior to filing the complaint, Nettaxi was asked to invest capital in a company affiliated with one of the plaintiffs. In the complaint, the plaintiffs are seeking compensatory damages, injunctive relief and fees and interest. Management believes that the allegations made in the complaint are without merit and that this lawsuit reflects shareholder frustration over the recent downturn in the stock market and will defend the action vigorously.

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, the outcome of which is expected to result in a material adverse effect on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS  REPORT  CONTAINS  FORWARD-LOOKING  STATEMENTS  WITHIN  THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

OVERVIEW

     Nettaxi.com is an Internet marketing portal that provides a wide range of content and Internet based services for consumers and businesses. Our web site at www.nettaxi.com serves as a gathering place for people with shared topics of interest, as well as an entry point, referred to as a portal, to the Internet. Through our web site, we provide content addressing a large number of targeted categories. The content is organized into affinity categories such as news, sports, entertainment, health, politics, finances, lifestyle, and other areas of interest. Visitors to our web site are provided with comprehensive information and content. Subscribers to our web site, which we call citizens, are also provided with access to enhanced content such as broadband video clips, and email accounts. We have developed a diversified revenue model under which we provide our citizens with access to web site hosting services and a broad range of content, and we provide affiliated businesses with access to a large population of Internet users for advertising and promotional purposes.

     In 2000, we focused our efforts on improving the quality of content available on our web site, implementing our web site hosting services and reducing our operating costs by eliminating many of the services which were not profitable. We also provide web site hosting and Internet connectivity services for corporate customers. Our services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and connectivity charges. These "hosting" revenues are recognized in the period the services are provided. The loss or reduction of revenue from any one of these customers may have a material impact on total net revenues.

     We also receive other revenues from premium account membership subscriptions. Our membership programs offer premium services for a monthly fee, providing additional services such as unlimited personal e-mail accounts for family or friends, unlimited Nettaxi Site Builder web pages, themed web page templates, a personal event calendar, discussion groups, and options to customize personal homepages with pictures, colors and content.

     Beginning in the fourth quarter of 2000, we initiated cost reductions in all areas of operations. In the first quarter of 2001, we switched our bandwidth provider and expect future costs savings of approximately $2.0 million per year. We are also in the process of determining our staffing needs in all areas of the organization which may result in reduced headcount. We are continuing to review and reduce all expenditures that do not contribute toward our profitability. There can be no assurance that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

     In February 2000, we completed our private placement, which raised approximately $23 million in exchange for issuance of our common stock and warrants to purchase shares of our common stock. The acquisition of this new capital enabled us to fund our operations and become a more aggressive competitor in the community portal arena. We plan to use the remaining funds to improve our online community, content and commerce relationships, and to enhance each Nettaxi.com citizen's experience within our communities. This funding will also facilitate potential acquisitions, mergers, and other strategic partnerships which fit into our overall business strategy.

     To date, we have entered into business and technology license arrangements in order to build our web site community, provide community-specific content, generate additional traffic, and provide our subscribers with additional products and services, including e-commerce tools.

     During the third quarter ended September 30, 2000, we entered into a contract with ScreamingMedia to provide content for users of our web site. We expect this new content to increase brand awareness to our web site. We also entered into a contract with Annuncio Software, Inc. to enhance our marketing efforts for direct marketing to our citizens that may enhance their time spent online with other products and services for purchase.

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

RESULTS  OF  OPERATIONS

     NET REVENUES. Net revenues for the three months ended March 31, 2001 declined 57% to $1.19 million compared with $2.76 million for the three months in 2000. The substantial decrease is primarily the result of significantly lower advertising revenues recognized in the year 2001. The decline is also the result of decreased utilization of reciprocal advertising agreements. For the three months ended March 31, 2000, we recognized approximately $651,000 or 23% of net revenues from reciprocal advertising agreements. There were no reciprocal advertising agreements recognized in 2001.

For the three months ended March 31, 2001, three customers each accounted for greater than 10% of total net revenues for a total of approximately $1.06 million or 87% of the total revenues. These customers, Babenet, Whitesand Communications, and Whitehorn Ventures Limited, accounted for 43%, 20%, and 24%, respectively of our total revenues. All three of these customers are co-hosting customers. For the three months ended March 31, 2000, three customers, Babenet, Internet Fuel.com, Spinrecords.com, each accounted for greater than 10% of total net revenues for a total of approximately $1.27 million or 46% of the total revenues. The loss of any one of all of these customers could have a material adverse affect on our revenue.

          ADVERTISING REVENUES. Advertising revenues for the three months ended March 31, 2001 and 2000 were approximately $130,400 and approximately $1.8 million, respectively, which represented 11% and 64%, respectively, of total net revenues. The decline in absolute dollars resulted from the discontinued use of reciprocal advertising transactions and decreases in the number of advertisers and the decrease in the average rate paid by these advertisers. Also, we initiated several cost savings strategies in the first quarter of 2001, which resulted in cancellation of advertising arrangements by our customers which decided that these new strategies did not meet their criteria for advertising promotions. Also, in the first quarter of 2001, we terminated our free hosting arrangements for its citizens, which resulted in decreased page views and therefore decreased the number of banner advertisements served. We believe that the revenues from the sale of banner advertisements can no longer justify the cost of purchasing bandwidth. Reciprocal advertising arrangements are exchanges of similar services between us and the advertiser. These arrangements accounted for approximately 0% and 23% of total revenues for the three months ended March 31, 2001 and 2000, respectively. Reciprocal arrangements were used in our strategy in developing strategic relationships with other advertisers or service providers for non-cash media advertising. We no longer utilize these agreements as the return on investment for these agreements no longer benefits us. Management expects the advertising revenues to continue to be significantly lower in 2001, as compared to 2000.

          HOSTING REVENUES. Our hosting revenues were approximately $1.06 million and $985,500 for the three months ended March 31, 2001 and 2000, respectively, which represented 89% and 36%, of total net revenues, respectively. For the three months ended March 31, 2001, hosting revenues were a higher percentage of total net revenue as advertising revenues decreased in the three months ended March 31, 2001. Our services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and monthly connectivity charges. These hosting revenues were recognized in the period the services were provided. We did not receive any one-time installation fees in the first quarter of 2001 and 2000. We have three major corporate customers, as mentioned above, and the loss of any one of these customers will adversely affect our revenues. We have determined that the current relationship with these customers is in good standing.

     COST OF OPERATIONS. Cost of operations were approximately $1.95 million and $1.77 million for the three months ended March 31, 2001 and 2000, respectively. Cost of operations remained relatively constant year over year, but the higher costs in relation to total net revenue for the three months ended March 31, 2001 were attributable to a fixed contract for bandwidth that was prematurely terminated in February 2001. Beginning in February 2001 we changed our web hosting provider to Alchemy Communications, a carrier in Southern California. This new provider provides similar services but at substantial cost saving to us. We will begin to recognize this benefit in the second quarter of 2001. We have entered into traffic directive arrangements whereas selected web traffic or page views are diverted to interest specific areas of our website and advertisements. These arrangements require special tools and costs to third parties. We began these new arrangements in the fourth quarter 2000. These cost represented approximately 8% or approximately $163,000 of total cost of operations for the three months ended March 31, 2001. There were no similar costs in the three months ended March 31, 2000.


     SALES AND MARKETING EXPENSES. Sales and marketing expenses were approximately $443,100 and $1.76 million for the three months ended March 31, 2001 and 2000, respectively. The decline in sales and marketing expenses was primarily attributable to the discontinued use of reciprocal online advertising arrangements to increase brand awareness and traditional print and media marketing advertising. We recorded reciprocal advertising expenses in relation to the reciprocal advertising revenues of $651,000 for the three months ended March 31, 2000. There were no similar expenses in 2001. Also, approximately $600,000 of the decline in sales and marketing expense was achieved through the reduction in spending on traditional marketing media expenditures.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately $253,100 and $457,100 for the three months ended March 31, 2001 and 2000, respectively. The decline in expense was primarily attributable to the decrease in salaries and bonuses for research and development personnel. The average number of employees during the three months ended March 31, 2001 were 2 verses 6 during the three months ended March 31, 2000. As a result of the competitive nature of the Silicon Valley, we utilized incentive bonuses to retain and recruit these individuals during the three months ended March 31, 2000. In the three months ended March 31, 2001, we did not pay out any incentive bonuses. This decline was offset by the utilization of consultants in the three months ended March 31, 2001 to offset the decreased number of personnel. We continue to experience difficulty in our ability to recruit and retain technical personnel as a result of the current economic prosperity and high cost of living in Silicon Valley and we expect this condition to have a continuous impact on our ability to retain and hire additional technical personnel.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $1.08 million and $1.47 million for the three months ended March 31, 2001 and 2000, respectively. General and administrative costs consisted primarily of salaries and related costs for executives, administrative, and finance personnel, as well as legal, accounting and other professional service fees. Approximately $0.3 million of the decrease in general and administrative expenses were primarily attributable to the reduction in salaries and related benefits and $0.2 million of the decrease is related to the cost controls implemented for professional fees. We recognized a decrease in salaries and related costs during the three months ended March 31, 2001 as a result of the decrease in personnel and incentive bonuses used to retain employees. The above costs savings were offset by increases in insurance costs associated with operating as a publicly traded company.

     INTEREST EXPENSE. Interest expense was approximately $6,800 and $97,700 for the three months ended March 31, 2001 and 2000, respectively. For the year 2000 period, the net interest expense was primarily the result of deemed interest expense related to the convertible debenture issued on March 31, 1999, and to a lesser extent the amortization of deferred interest related to warrants issued in conjunction with the convertible promissory note. The convertible note was fully converted in the second quarter of 2000 and therefore no interest expense was recorded on this note in the first quarter of 2001.

     INTEREST  INCOME
Interest income was approximately $179,300 and $26,000 for the three months ended March 31, 2001 and 2000, respectively. The increase is the result of the higher average cash and cash equivalents during the three months ended March 31, 2001. This higher average cash balance is the result of the issuance of common stock in a private placement offering in February 2000.

     INCOME TAXES. At December 31, 2000, we had net operating loss carryforwards available to reduce future taxable income that aggregate approximately $25.1 million for Federal income tax purposes. These benefits
begin  to  expire  in  2017.   We  also  had  California  net  operation  loss
carryforwards in the amount of $13.4 million, which may be applied to future taxable income until these benefits begin to expire in 2002. Our ability to utilize the net operating loss carryforwards are dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed under Federal and state laws upon change in ownership.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2001, the Company had cash and cash equivalents of approximately $12.4 million, compared to approximately $13.9 million at December 31, 2000.

     Net cash used in operating activities equaled approximately $1.5 million and $3.6 million for the three month periods ended March 31, 2001 and 2000, respectively. The decline in cash used was related to the decrease of approximately $407,700 in net loss for the three months ended March 31, 2001 compared to the same three months ended March 31, 2001. We also had significant negative cash flows from changes in our operating assets and liabilities for the three months ended March 31, 2000 compared to the same period in 2001. Changes in our operating assets were the result of lower number of days outstanding for accounts receivable as we improved our collection process and also the decrease in sales volume.

     Net cash used in investing activities was approximately $14,900 and $14,000 for the three months ended March 31, 2001 and 2000, respectively. Substantially all of the cash used in investing activities for both periods was primarily related to the purchase of capital equipment. We expect to continue to purchase capital equipment to meet our needs.

     Net cash provided by financing activities was approximately $0 and $22 million for the three months period ended March 31, 2001 and 2000, respectively. Net cash provided by financing activities in 2000 consisted primarily of net proceeds from the issuance of our common stock.

We incurred net losses of approximately $2.4 million and $2.8 million for the three months ended March 31, 2001, and 2000, respectively. At March 31, 2001, we had an accumulated deficit of approximately $30 million. The net losses and accumulated deficit resulted from the significant operational, infrastructure and other costs incurred in the development and marketing of our services and the fact that revenues failed to keep pace with such costs. Beginning in the fourth quarter of 2000, we initiated cost reductions in all areas of operations. In the first quarter of 2001, we switched our bandwidth provider and expect future costs savings of approximately $2.0 million per year. We are continuing to review and reduce all expenditures that do not contribute toward our profitability. There can be no assurance that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

We do not have any long-term commitments that currently require a specified capital budget other than normal operations. We believe that current cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. With the current control measures implemented in the first and second quarter of 2001, we believe that we will be able to continue to direct our effort towards profitability. We have determined that we may also need to seek additional capital to sustain our operations, fund expansion of our business, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

     As of March 31, 2001, 20,399,711 shares of our common stock were immediately eligible for sale in the public market without restriction or further restriction under the Securities Act of 1933, unless purchased by or issued to any "affiliate" of ours, as that term is defined in Rule 144 promulgated under that Act. Additionally, we have filed a registration statement on Form S-8 (File No. 333-32678) to register 6,300,000 shares of common stock issuable upon exercise of options granted or to be granted under our 1998 and 1999 stock option plans. As a result, shares issued upon exercise of stock options are eligible for resale in the public market without restriction. We also intend to file a registration statement on Form S-8 to register the additional 5,600,000 shares of common stock under our 1999 Stock Option Plan, as amended. We have also filed a registration statement on Form S-1 (File No. 333-36826), declared effective by the Securities and Exchange Commission on June 12, 2000 registering 32,730,849 shares issued and issuable pursuant to recent private placement transactions. Additionally, we have filed a registration statement on Form S-1 (File No. 333-38538), declared effective by the Securities and Exchange Commission on September 21, 2000, registering 4,219,692 shares of common stock issued and issuable pursuant to recent private placement transactions. As of March 31, 2001 approximately 6 million additional shares of common stock were eligible for sale under Rule 144. If our stockholders sell substantial amounts of our common stock under Rule 144 or pursuant to the aforementioned registration statements, the market price of our common stock could be adversely affected and our ability to raise additional capital at that time through the sale of our securities could be impaired.

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

OUR REVENUE GROWTH IN PRIOR PERIODS IS NOT INDICATIVE OF FUTURE GROWTH AND WE CANNOT ACCURATELY PREDICT OUR FUTURE REVENUES.

     We had revenues of approximately $9,418,400, $5,032,800 and $258,000 for the years ended December 31, 2000, 1999 and 1998, respectively. While our growth rate has been strong, it is unlikely that revenue will continue to grow at this rate in the future and our performance during these periods should not be taken as being indicative of future trends. In addition, approximately $1.28 million of the revenues for the year ended December 31, 1999 were derived from credit card transaction processing fees, a revenue stream that has declined significantly and that we do not believe will be material in future periods.
In the year 2000, we generated approximately $2.22 million in revenue from reciprocal advertising transactions. We anticipate that these arrangements will not be significant in the future. Accurate predictions regarding our revenues in the future are difficult and should be considered in light of our limited operating history and rapid changes in the ever evolving Internet market. For example, our ability to generate revenues in the future is dependent in part on the success of our capital-raising efforts and the investments that we intend to make in sales and marketing, infrastructure, and content development. Our revenues for the foreseeable future will remain primarily dependent on the number of customers that we are able to attract to our web site, and secondarily on web hosting, sponsorship and advertising revenues. We cannot forecast with any degree of certainty the number of visitors to our web site, the number of visitors who will become customers, or the amount of sponsorship and advertising revenues. Similarly, we cannot provide any guarantees regarding the revenues that will be generated from e-commerce products and services that we intend to make available on our site.

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

WE MAY NOT BE ABLE TO TAKE FULL ADVANTAGE OF POTENTIAL TAX BENEFITS FROM OUR NET OPERATING LOSS CARRYFORWARDS.

     At December 31, 2000 we had Federal net operating loss carryforwards available to reduce future Federal taxable income that aggregated approximately $25,143,000 for Federal income tax purposes. These benefits will begin to expire in 2017. Our ability to utilize the net operating loss carryforwards are dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed under Federal and state laws upon change in ownership

WE  ARE  DEPENDENT  ON  THE CONTINUED DEVELOPMENT OF THE INTERNET INFRASTRUCTURE

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

California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. Our computer systems are supplied primary power by power companies in California. In addition, the systems are connected to battery backup systems. This alternative source of power is provided by our hosting provider and is subject to upkeep and maintenance. Our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in our power supply. If blackouts interrupt our third party power supply, we would be temporarily unable to continue operations at our affected facilities. Although, our third party bandwith provider has assured us that alternative energy supply resources are available, there can be no assurance that such alternative energy supplies will be adequate. Any interruption may affect our ability to continue operations at our corporate facilities could damage our reputation and could result in lost revenue, which could have a material adverse effect on our business, operating results and financial condition. In addition, our employees may be personally impacted and unable to commute to or from work during these rolling blackouts. Any or all of these factors may have adverse impact on our business.

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

WE COULD INCUR MONETARY DAMAGES FROM LITIGATION ARISING OUT OF OUR BUSINESS ACTIVITIES.

     On July 9, 1999, we were named as one of several defendants in a lawsuit filed by four disaffected shareholders in Simply Interactive, Inc. The lawsuit arises out of a series of events relating to certain assets our operating company, Nettaxi Online Communities, purchased from SSN Properties in October 1997. The complaint alleges that we owed, and either intentionally or negligently breached, fiduciary duties to the plaintiffs. The suit also claims that we either intentionally or negligently interfered with the plaintiffs' contract or prospective advantage. A Case Management Conference is currently scheduled for May 10, 2001 at which time the parties must represent to the court whether or not this matter is ready to be set for trail. While our officers and directors believe that the suit is without merit, we cannot provide you with any assurances that we will prevail in this dispute. If the plaintiffs successfully prosecute any of their claims against us, the resulting monetary damages and reduction in our working capital could significantly harm our business.

     On May 1, 2001 seven shareholders of Nettaxi filed a law suit against Nettaxi in the United States District Court for the Central District of California (Case No. SACV 01-459 AHS). The complaint names Robert Rositano, Jr. our Chief Executive Officer, Dean Rositano, our President and Glenn Goelz our former Chief Financial Officer as additional defendants. The complaint alleges the company violated securities laws in connection with the Company's February 2000 private placement. Three of the seven plaintiffs purchased shares of Nettaxi common stock in the February 2000 private placement completed by Nettaxi. Although we believe the allegations made in the complaint are without merit and will defend the action vigorously, there can be no assurance that we will prevail in this dispute. If the plaintiffs successfully prosecute any of their claims against us, the resulting monetary damages and reduction in our working capital could significantly harm our business

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD PARTY ACQUISITION OF US DIFFICULT.

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AS IS TYPICAL OF INTERNET COMPANIES.

     The market price of our common stock has been, and is likely to continue to be, highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology and Internet-related companies' stocks have decreased substantially within the last 52 weeks. The market downturn and adjustment for the high valuations for internet companies may not return to the levels of late 1999 and early 2000. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that Internet stocks in general will regain their prior market prices. The per share closing price of our common stock in 2001 ranged from a high of $0.28 as of February 6, 2001 to a low of $0.13 as of March 21, 2001. In addition, an active public market for our common stock may not continue.

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



ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     During the three months ended March 31, 2001, we did not have any long term debt obligations. Therefore, an immediate 10% increase in market interest rates would not have a material adverse effect on our financial position. We currently do not have any material market rate risks. We could be exposed to market risk related to any debt obligations for financing working capital and capital equipment requirements in the future. Historically, we have financed such requirements from the issuance of both preferred and common stock. We continue to consider financing alternatives, which may include the incurrence of long term indebtedness. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. We believe that based on the terms and maturities of any future debt obligations that the market risk would be minimal.

                           PART II.  OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

     On July 9, 1999, four disaffected shareholders in Simply Interactive, Inc., led by Ronald Ventre, filed an action in the Santa Clara County Superior Court against Nettaxi, our wholly owned subsidiary Nettaxi Online Communities, Inc., Robert A. Rositano, Jr., Dean Rositano, Glenn Goelz, Warren J. Kaplan, Frank McGrath, Bruno Henry, Alan K. Fetzer, Robert Divenere, Robert A. Rositano, Sr., SSN Properties, LLC and others. The case number is CV 783127. In August, 1999 this claim was consolidated with another claim filed by Carlo Bruno, et al., on September 17, 1998. The parties have attended mediation which has proved to be unfruitful. A Case Management Conference is currently scheduled for May 18, 2001, at which time the parties must represent to the court whether or not this matter is ready to be set for trial. A request for production of documents and form interrogatories have been served on Nettaxi; however, the plaintiffs have granted an open extension in which to answer.

     On May 1, 2001 seven shareholders of Nettaxi filed an action against Nettaxi in the United States District Court for the Central District of California (Case No. SACV 01-459 AHS). The complaint also names Robert Rositano, Jr. our Chief Executive Officer, Dean Rositano, our President, and Glenn Goelz our former Chief Financial Officer as additional defendants. Due to factual misrepresentations in the complaint, we anticipate that an amended complaint will be filed.

     The complaint alleges that we violated securities laws in connection with our February 2000 private placement. Only three of the seven plaintiffs actually purchased shares of Nettaxi common stock in the February 2000 private placement. Prior to filing the complaint, the plaintiffs demanded the refund of all of the money invested in Nettaxi and demanded that the exercise price of the warrants issued in the private placement be reduced from $4.00 to $0.25 per share. Additionally, prior to the filing the complaint, Nettaxi was asked to invest capital in a company affiliated with one of the plaintiffs. In the complaint, the plaintiffs are seeking compensatory damages, injunctive relief and fees and interest.

     We believe that the allegations made in the complaint are completely without merit and that this law suit reflects shareholder frustration over the recent downturn in the stock market. We will defend the action vigorously.

     From time to time, we are involved in legal proceedings incidental to our business. We believe that these pending actions, individually and in the aggregate, will not have a material adverse effect on our financial condition, and that adequate provision has been made for the resolution of such actions and proceedings.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     (1) From January to March, 2001 the Company under its 1999 Stock Option Plan issued options to purchase up to 1,705,000 shares of common stock to employees with exercise prices ranging from $0.14 to $0.185 per share, which was not less than the fair market value of the shares on the date of grant. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to the Company that the shares were being acquired for investment.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None

ITEM  5.  OTHER  INFORMATION.

     Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits

     None.


(b)  Reports  on  Form  8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NETTAXI.COM

Date:  May  15,  2001         By:  /s/  Dean Rositano
                                   -------------------
                                   Dean Rositano,
                                   President and Interim Chief Financial Officer
                                   (Principal  Accounting  Officer)

                                  EXHIBIT INDEX


Exhibit  Number     Description  of  Exhibit
---------------     ------------------------