Form 10-Q
period 2001-06-30
NETTAXI INC
filed 2001-08-14
CIK 1084876

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  June  30,  2001



Commission  file  number:  0-26109

                                   NETTAXI.COM
             (Exact name of registrant as specified in its charter)

              Nevada                                    82-0486102
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

              1875 South Bascom Ave., No. 116, Campbell, CA  95008
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

     As of August 6, 2001, the registrant had 43,124,586 shares of common stock, $.001 par value per share, outstanding.

                                              NETTAXI.COM

                                                CONTENTS


                                                                                             Page No.
                                                                                             --------

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets, as of June 30, 2001 (unaudited) and
         and December 31, 2000                                                                    3

         Condensed Consolidated Statements of Operations for the Three and Six Months Ended
         June 30, 2001 (unaudited) and June 30, 2000 (unaudited)                                  4

         Condensed Consolidated Statements of Shareholders' Equity, June 30, 2001 (unaudited)     5

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2001 (unaudited) and June 30, 2000 (unaudited)                                  6

         Notes to Condensed Consolidated Financial Statements (unaudited)                         7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                           11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              32


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       32

Item 2.  Changes in Securities and Use of Proceeds                                               33

Item 3.  Defaults Upon Senior Securities                                                         33

Item 4.  Submission of Matters to a Vote of Security Holders                                     33

Item 5.  Other Information                                                                       33

Item 6.  Exhibits and Reports on Form 8-K                                                        33

SIGNATURES                                                                                       35

EXHIBIT INDEX                                                                                    36

                         PART I.  FINANCIAL INFORMATION

ITEM  1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                                                     NETTAXI.COM

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

=================================================================================================

                                                                     December 31,     June 30,
                                                                         2000           2001
-------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                         $  13,894,700   $ 10,124,800
  Accounts receivable, net of allowance for doubtful accounts
    of $433,000 and $344,700, respectively                                775,100        340,000
  Prepaid expenses and other assets                                     1,035,000        590,500
-------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   15,704,800     11,055,300
-------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, net                                             1,748,300        988,200
PURCHASED TECHNOLOGY, net                                                 319,000             --
OTHER INTANGIBLES, net                                                     55,000             --
DEFERRED EXPENSE                                                          272,500             --
DEPOSITS                                                                   24,000         29,800
-------------------------------------------------------------------------------------------------
                                                                    $  18,123,600   $ 12,073,300
=================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $   1,162,400   $    990,500
  Accrued expenses                                                        397,900        572,100
-------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                               1,560,300      1,562,600
-------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 1,000,000 shares authorized;
    no shares issued and outstanding                                           --             --
  Common stock, $0.001 par value; 200,000,000 shares
    authorized; 43,124,586 shares issued and outstanding                   43,100         43,100
  Additional paid-in capital                                           44,637,900     44,802,900
  Deferred compensation                                                  (429,900)            --
  Accumulated deficit                                                 (27,687,800)   (34,335,300)
-------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                             16,563,300     10,510,700
-------------------------------------------------------------------------------------------------
                                                                    $  18,123,600   $ 12,073,300
=================================================================================================

                                                                            NETTAXI.COM

                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

=======================================================================================

                                Three Months Ended June 30,   Six Months Ended June 30,
                                ---------------------------   -------------------------
                                     2000          2001          2000          2001
---------------------------------------------------------------------------------------
                                  (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
NET REVENUES                     $ 2,984,900   $   869,700   $ 5,749,800   $ 2,062,200

OPERATING EXPENSES:
  Cost of operations               1,921,800     2,151,900     3,695,300     4,105,700
  General and administrative       1,221,500     2,508,700     2,689,000     3,585,000
  Sales and marketing              2,073,700       489,000     3,837,000       932,100
  Research and development           373,300       128,200       830,400       381,300
---------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES           5,590,300     5,277,800    11,051,700     9,004,100
---------------------------------------------------------------------------------------
LOSS FROM OPERATIONS              (2,605,400)   (4,408,100)   (5,301,900)   (6,941,900)

OTHER INCOME (EXPENSE):
  Interest income                    221,000       124,500       247,000       303,800
  Interest expense                (4,077,200)       (2,600)   (4,174,900)       (9,400)
---------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES          (6,461,600)   (4,286,200)   (9,229,800)   (6,647,500)

INCOME TAXES                              --            --          (800)           --
---------------------------------------------------------------------------------------

NET LOSS                         $(6,461,600)  $(4,286,200)  $(9,230,600)  $(6,647,500)
=======================================================================================
BASIC AND DILUTED LOSS PER
  COMMON SHARE                   $     (0.15)  $     (0.10)  $     (0.25)  $     (0.15)
=======================================================================================
WEIGHTED-AVERAGE COMMON SHARES
  OUTSTANDING                     41,836,456    43,124,586    36,315,563    43,124,586
=======================================================================================

                                                                                                       NETTAXI.COM

                                                         CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

==================================================================================================================

                                    Common Stock          Additional
                               -------------------------    Paid-in      Deferred      Accumulated
                                 Shares        Amount       Capital     Compensation      Deficit         Total
------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 2000
  (Audited)                    43,124,586   $    43,100   $44,637,900  $    (429,900)  $(27,687,800)  $16,563,300

Amortization of deferred
  compensation                         --            --            --        429,900             --       429,900
Options granted for services           --            --       165,000             --             --       165,000
Net loss                               --            --            --             --     (6,647,500)   (6,647,500)
------------------------------------------------------------------------------------------------------------------
BALANCES, June 30, 2001
  (Unaudited)                  43,124,586   $    43,100   $44,802,900  $          --   $(34,335,300)  $10,510,700

                                                                                      NETTAXI.COM

                                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

=================================================================================================

                                                                        Six Months Ended June 30,
                                                                       --------------------------
                                                                           2000          2001
-------------------------------------------------------------------------------------------------
                                                                        (Unaudited)  (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                             $(9,230,600)  $(6,647,500)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                      536,200       847,000
        Loss on disposal of equipment                                           --       356,100
        Allowance for doubtful accounts                                    177,000       (88,300)
        Issuance of common stock for interest on convertible notes         119,900            --
        Issuance of common stock for services                              357,100       955,700
        Compensation expense related to options and warrants granted       364,200       513,100
        Interest expense related to settlement agreement                 2,400,000            --
        Interest expense related to issuance of warrants                 1,655,000            --
        Changes in operating assets and liabilities:
          Accounts receivable                                             (805,700)      523,400
          Prepaid expenses and other assets                               (187,500)     (156,900)
          Accounts payable                                              (1,282,400)     (171,900)
          Accrued expenses                                                 113,800       174,200
          Income taxes payable                                            (125,600)           --
-------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                   (5,908,600)   (3,695,100)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits                                                                  19,600        (5,800)
  Capital expenditures                                                    (354,400)      (69,000)
-------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                     (334,800)      (74,800)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on obligations under capital lease                                (3,600)           --
  Net proceeds from issuance of common stock                            21,993,500            --
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               21,989,900            --
-------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    15,746,500    (3,769,900)

CASH AND CASH EQUIVALENTS, beginning of period                             987,700    13,894,700
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                               $16,734,200   $10,124,800
=================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID:
    Income taxes                                                       $    97,400   $        --
    Interest                                                           $        --   $     9,400
  NONCASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock for convertible notes payable
      plus accrued interest                                            $ 3,319,900   $        --
    Issuance of common stock for consulting services                   $   584,000   $        --
    Issuance of common stock for trade payables                        $ 1,558,000   $        --
=================================================================================================

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

BASIS  OF  PRESENTATION

The unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results expected for the full fiscal year or for any future period. The unaudited historical financial statements included herein have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's results of operations, financial position and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Advertising revenue include barter transactions, which are the exchange by Nettaxi.com of advertising space on Nettaxi.com's web sites for reciprocal advertising space on other web sites or advertising media. Revenues from these barter transactions are recorded as advertising revenues at the lower of the estimated fair value of the advertisements received or delivered and are recognized when the advertisements are run on Nettaxi.com's web sites. Barter expenses are recorded when Nettaxi.com's advertisements are run on the reciprocal web sites, which is typically in the same period as when advertisements are run on Nettaxi.com's web sites. Barter revenues and related expenses for the three and six months ended June 30, 2000 were approximately
$655,000 and $1.3 million, respectively, representing 22% and 23% of total net revenues, respectively. There were no Barter revenues and related expenses in the six months ended June 30, 2001.

In November 1999, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue 99-17 "Accounting for Advertising Barter Transactions". Under EITF 99-17, revenues and expenses should be recognized from advertising barter transactions at the fair value of the advertising surrendered or received only when the company has a historical practice of receiving or paying cash for such transactions. As of June 30, 2001, the Company was in compliance with EITF 99-17.

Royalty revenues are earned on sales of the Company developed CD-Rom "Internet the City" by third party distributors. Third party distributors package the CD-Rom with their products for sale to the end-user. The distributor remits payment to the Company 90 days after the sales of their product to the end-user and the end-user does not have a right of return. The Company recognizes these revenues only upon receipt of payment from the distributor. The Company did not earn any royalty revenues in the six months ended June 30, 2001.

The Company is in contract with several partners in revenue and expense sharing agreements. The agreements provide for the Company to earn revenues based on the sale of third-party suppliers products. For those transactions, where the Company receives either a percentage of the transaction or a fixed fee, revenues are recorded net. As of June 30, 2001, the Company has not earned any revenues or expenses related to these contracts.

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

Our premium subscribers are charged web-site development fees to develop their web-site upon request. These fees charged and the costs to develop these sites by the Company are nominal. The Company defers the recognition of the fees charged over the period of the contract. For the six months ended June 30, 2001, the Company did not earn any web-site development fee.

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

In June 2001, the Financial Accounting Standards Board (FASB) finalized Statement No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires that the Company, upon adoption of SFAS 142, reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company does not expect the adoption of SFAS 141 and SFAS 142 to have a material effect on its consolidated results of operations or financial position, but it is currently assessing and has not yet determined the impact the adoption will have.

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

COMMITMENTS  AND  CONTINGENCIES

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

On May 1, 2001 seven shareholders of Nettaxi filed an action against the Company. The complaint also names the Company's Chief Executive Officer, President and former Chief Financial Officer as additional defendants. The complaint alleged that the Company violated securities laws in connection with its February 2000 private placement. The complaint was amended on May 23, 2001. The amendment addressed factual matters and added three new plaintiffs to the lawsuit. Shortly after filing the amended complaint, The Company, pursuant to the rules of the District Court, met with plaintiffs and pointed out further factual inaccuracies and deficiencies. Plaintiffs then chose to attempt to amend their complaint for a second time. Six of the plaintiffs purchased shares of Nettaxi common stock in the February 2000 private placement. Prior to filing the complaint, the plaintiffs demanded the refund of all of the money invested in Nettaxi and demanded that the exercise price of the warrants issued in the private placement be reduced from $4.00 to $0.25 per share. Additionally, prior to filing the complaint, Nettaxi was asked to invest capital in a company affiliated with one of the plaintiffs. In the complaint, the plaintiffs seek compensatory damages, injunctive relief and fees and interest. Management believes that the allegations made in the complaint are without merit and that this lawsuit reflects shareholder frustration over the recent downturn in the stock market and will defend the action vigorously.

SUBSEQUENT EVENTS

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, the outcome of which is expected to result in a material adverse effect on the financial position of the Company.

In May 2001, the Company entered into an agreement with an investment banker to provide, on a semi-exclusive basis, services in connection with identifying a potential merger candidate and to assist in negotiating and effecting a transaction. The terms of the agreement provide for compensation to be paid to the investment banker upon the successful closing of a transaction in the amount of 5% of the total amount of the transaction up to $3 million and 2% of the remaining amount of the transaction, payable, at the election of the investment banker, in cash or common stock of the Company and a warrant exercisable to purchase up to 5% of the Company's common stock at a purchase price as defined in the agreement.

Effective July 7, 2001, the Company terminated its significant co-hosting customer contracts and, in connection therewith, discontinued its purchase of bandwidth. The termination will materially affect the Company's revenues beginning in the third quarter of 2001.


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

OVERVIEW

     Nettaxi.com is an Internet marketing portal that provides a wide range of content and Internet based services for consumers and businesses. Our web site at www.nettaxi.com serves as a gathering place for people with shared topics of interest, as well as an entry point, referred to as a portal, to the Internet. Through our web site, we provide content addressing a large number of targeted categories. Subscribers to our web site are also provided with access to enhanced content such as broadband video clips and email accounts. In 1999, we developed a diversified revenue model under which we provided subscribers with access to web site hosting services and a broad range of content, and we provided affiliated businesses with access to a large population of Internet users for advertising and promotional purposes. We also provided web site hosting and Internet connectivity services for corporate customers.

     Beginning in April 2001, the bankruptcy and liquidation of many of our Internet based customers and suppliers caused us to re-evaluate our business model. Since the Internet infrastructure is unstable and customer base financially weak, we have begun to take corrective action to significantly decrease cash burn and determine the best course of action to maintain and enhance the value of our company. In this regard, we implemented an acquisition strategy pursuant to which we have been seeking to identify an appropriate entity with which to merge, acquire or restructure our current business. We have been reviewing a number of potential merger candidates in a wide variety of industries.

     Beginning in June 2001, we reduced our overhead and burn rate by reducing the salaries of our employees, reducing personnel, marketing expenses and costs associated with our hosting activities. Our current management team, consisting of finance and administrative employees, is in place to maintain our operations and enable our ongoing review and analysis of acquisition candidates and to assist us in the consummation of an appropriate transaction. We have also engaged the services of an investment banker, to assist us in this process. As of the date of this quarterly report on Form 10-Q, we have not determined a suitable candidate with which to complete a transaction and there can be no assurance that we will be able to identify an appropriate candidate that will enhance the value of our company.

     We continue to operate our website and sell advertising products, but these revenues will be significantly lower than prior periods. We do not expect these revenues to grow in light of the changing market conditions and the recent actions taken by us.

     During the six months ended June 30, 2001 we provided web site hosting and Internet connectivity services for corporate customers. Our services were delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers paid monthly fees for the professional services utilized, one-time installation fees, and connectivity charges. These "hosting" revenues were recognized in the period the services were provided. Hosting revenues were variable, based upon bandwidth usage and services used, and resulted in operating losses from time to time. In June 2001, we terminated our significant co-hosting customer contracts effective July 7, 2001. In connection with this, we have also discontinued the purchase of bandwidth and premium services from our third party provider, further reducing monthly expenditures. The terminations will reduce our operating expenses, but materially affect our revenues beginning in the third quarter of 2001. In spite of the above, there can be no assurance that our operating losses will not increase in the future.

     In February 2000, we completed our private placement, which raised approximately $23 million in exchange for issuance of our common stock and warrants to purchase shares of our common stock. The acquisition of this new capital enabled us to fund our operations and become a more aggressive competitor in the community portal arena. However, the bankruptcy and liquidation of many of our Internet based customers and suppliers prevented us from taking advantage of our efforts. Market conditions forced us to re-evaluate our business model. Since the Internet infrastructure is unstable and customer base financially weak, we have begun to take corrective action to significantly decrease cash burn and determine the best action to become a profitable company.

     We plan to continue our operations while seeking potential acquisitions, mergers, and other strategic partnerships which could enhance the value of our company. Acquisitions carry numerous risks and uncertainties and we cannot guarantee that we will be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future. As of the date of this quarterly report on Form 10-Q, we have not determined a suitable candidate with which to complete a transaction and there can be no assurance that we will be able to identify an appropriate candidate that will enhance the value of our company.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000.

     NET REVENUES. Net revenues for the three months ended June 30, 2001 were $0.87 million compared with $2.98 million for the three months in 2000. The substantial decrease is primarily the result of significantly lower advertising revenues recognized in the year 2001. The decline is also the result of discontinued utilization of reciprocal advertising agreements. Reciprocal advertising arrangements are exchanges of similar services between us and the advertiser. For the three months ended June 30, 2000, we recognized approximately $655,000 or 22% of net revenues from reciprocal advertising agreements. There were no reciprocal advertising revenues recognized in 2001.

     For the three months ended June 30, 2001, three customers each accounted for greater than 10% of total net revenues for a total of approximately $0.83 million or 95% of the total net revenues. These customers, Babenet, Whitesand Communications, and Whitehorn Ventures Limited, accounted for 51%, 18%, and 26%, respectively of our total revenues. All three of these customers are co-hosting customers. For the three months ended June 30, 2000, four customers, Babenet, CollegeClub.com, Hearme.com, Spinrecords.com, each accounted for greater than 10% of total net revenues for a total of approximately $1.67 million or 56% of the total revenues. In June 2001, we terminated our significant co-hosting customer contracts effective July 7, 2001, which will materially affect revenues beginning in the third quarter of 2001.

     ADVERTISING REVENUES. Advertising revenues for the three months ended June 30, 2001 and 2000 were approximately $41,400 and approximately $2.1 million, respectively, which represented 5% and 72%, respectively, of total net revenues. The decline in absolute dollars resulted from the discontinued use of reciprocal advertising transactions and decreases in the number of advertisers and the decrease in the average rate paid by these advertisers. The decline also resulted from the bankruptcy and liquidation of many of our customers. This lead to the tightening of our credit terms and the loss of many customers. Also, we initiated several cost savings strategies in the first quarter of 2001, which resulted in cancellation of advertising arrangements by our customers which decided that these new strategies did not meet their criteria for advertising promotions. Also, in the first quarter of 2001, we terminated our free hosting arrangements for its citizens, which resulted in decreased page views and therefore decreased the number of banner advertisements served. We believe that the revenues from the sale of banner advertisements can no longer justify the cost of purchasing bandwidth. Reciprocal advertising arrangements accounted for approximately 0% and 22% of total revenues for the three months ended June 30, 2001 and 2000, respectively. Reciprocal arrangements were used in our strategy in developing strategic relationships with other advertisers or service providers for non-cash media advertising. We no longer utilize these agreements as the return on investment for these agreements no longer benefits us. We continue to operate our website and sell advertising products, but these revenues will be significantly lower than prior periods. We do not expect these revenues to grow in light of the changing market conditions and the recent actions taken by us.

     HOSTING REVENUES. Our hosting revenues were approximately $0.83 million for both the three months ended June 30, 2001 and 2000, which represented 95% and 28%, of total net revenues, respectively. For the three months ended June 30, 2001, hosting revenues were a higher percentage of total net revenue as advertising revenues significantly decreased in the three months ended June 30, 2001. Our services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and monthly connectivity charges. These hosting revenues were recognized in the period the services were provided. We did not receive any one-time installation fees in the second quarter of 2001 and 2000, respectively. Hosting revenues were variable, based upon bandwidth usage and services used, and resulted in operating losses from time to time. In June 2001, we terminated our significant co-hosting customer contracts effective July 7, 2001, which will materially affect revenues beginning in the third quarter of 2001.

     COST OF OPERATIONS. Cost of operations were approximately $2.15 million and $1.92 million for the three months ended June 30, 2001 and 2000, respectively. Cost of operations increased as a result of the increased costs related to the traffic directive arrangements. These contracts were terminated in July 2001. The above increase was offset by lower bandwidth costs. Beginning in February 2001 we changed our web hosting provider to Alchemy Communications, a carrier in Southern California. This new provider provides similar services but at substantial cost saving to us. We entered into traffic directive arrangements whereas selected web traffic or page views are diverted to interest specific areas of our website and advertisements. These arrangements require special tools and costs to third parties. We began these new arrangements in the fourth quarter 2000. These cost represented approximately 39% or approximately $844,000 of total cost of operations for the three months ended June 30, 2001. There were no similar costs in the three months ended June 30, 2000.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses were approximately $489,000 and $2.07 million for the three months ended June 30, 2001 and 2000, respectively. The decline in sales and marketing expenses was primarily attributable to the discontinued use of reciprocal online advertising arrangements to increase brand awareness and traditional print and media marketing advertising. The decline was also attributable to the decrease in salaries expense for personnel as the result of decreased personnel which included an agreement reached with our Vice President of Sales and Marketing, Mr. Robert Speicher, pursuant to which he voluntarily resigned as an officer of our company. We recorded reciprocal advertising expenses in relation to the reciprocal advertising revenues of $655,000 for the three months ended June 30, 2000. There were no similar expenses in 2001. Also, approximately $1.0 million of the decline in sales and marketing expense was achieved through the reduction in spending on traditional marketing media expenditures.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately $128,200 and $373,300 for the three months ended June 30, 2001 and 2000, respectively. The decline in expense was primarily attributable to the decrease in salaries expense for personnel as the result of decreased personnel. We terminated all research and development personnel in the beginning of the second quarter 2001. Currently, we have no hiring plan in effect for replacement of these individuals. We plan to utilize consultants for any technical projects. As of August 2001, we have not engaged any technical consultants.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $2.51 million and $1.22 million for the three months ended June 30, 2001 and 2000, respectively. General and administrative costs consisted primarily of salaries and related costs for executives, administrative, and finance personnel, as well as legal, accounting and other professional service fees. Approximately $0.9 million of the increase in general and administrative expenses were primarily attributable to the accelerated amortization of deferred costs related to the issuance of common stock for services and compensation expense related to options and warrants granted. In addition to the above we recognized a write-down of approximately $356,100 on capital equipment that we have disposed of during our move to smaller facilities in the June 2001. Due to the market conditions, we were unable to sell the capital equipment and the costs for storage and moving the equipment would have exceeded any gain realized on the sale. In June 2001 we negotiated an early termination of our facilities lease and recognized a one-time charge of approximately $94,000, which included a forfeited deposit. This fee was necessary as a result of the excessive lease space that became available in the last several months and because of market conditions in the San Francisco Bay Area. We entered into a new facilities lease of smaller space in Campbell, California. We believe that this space will be sufficient to conduct our current activities. We also recognized approximately $141,000 in one-time costs associated with the termination of our intended acquisition with LookupGuide.com.

     INTEREST EXPENSE. Interest expense was approximately $2,600 and $4,077,200 for the three months ended June 30, 2001 and 2000, respectively. For the year 2000 period, the net interest expense was primarily the result of non-cash deemed interest expense related to the implied beneficial conversion feature and the value of warrants issued in connection with the settlement agreement that we reached with the holder of the convertible debentures issued on June 30, 1999. The convertible note was fully converted in the second quarter of 2000 and therefore no interest expense was recorded on this note in 2001.

     INTEREST INCOME. Interest income was approximately $124,500 and $221,000 for the three months ended June 30, 2001 and 2000, respectively. The decrease was the result of the higher average cash and cash equivalents during the three months ended June 30, 2000. This higher average cash balance was the result of the issuance of common stock in a private placement offering in February 2000.

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


RESULTS  OF  OPERATIONS  -  COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND
2000.

     NET REVENUES. Net revenues for the six months ended June 30, 2001 were $2.06 million compared with $5.75 million for the six months in 2000. The substantial decrease is primarily the result of significantly lower advertising revenues recognized in the six months ended June 30, 2001. The decline is also the result of discontinued utilization of reciprocal advertising agreements. For the six months ended June 30, 2000, we recognized approximately $1.3 million or 23% of net revenues from reciprocal advertising agreements. There were no reciprocal advertising revenues recognized in the six months ended June 30, 2001.

     For the six months ended June 30, 2001, three customers each accounted for greater than 10% of total net revenues for a total of approximately $1.86 million or 90% of the total revenues. These customers, Babenet, Whitesand Communications, and Whitehorn Ventures Limited, accounted for 46%, 19%, and 25%, respectively of our total revenues. All three of these customers are co-hosting customers. For the six months ended June 30, 2000, four customers, Babenet, Internet Fuel.com, Hearme.com, Spinrecords.com, each accounted for greater than 10% of total net revenues for a total of approximately $3.09 million or 54% of the total revenues. In June 2001, we terminated our significant co-hosting customer contracts effective July 7, 2001, which will materially affect revenues beginning in the third quarter of 2001.

     ADVERTISING REVENUES. Advertising revenues for the six months ended June 30, 2001 and 2000 were approximately $171,800 and approximately $3.91 million, respectively, which represented 8% and 68%, respectively, of total net revenues. The decline in absolute dollars resulted from the discontinued use of reciprocal advertising transactions and decreases in the number of advertisers and the decrease in the average rate paid by these advertisers. The decline also resulted from the bankruptcy and liquidation of many of our customers. This lead to the tightening of our credit terms and the loss of many customers. Also, we initiated several cost savings strategies in the first quarter of 2001, which resulted in cancellation of advertising arrangements by our customers which decided that these new strategies did not meet their criteria for advertising promotions. Also, in the first quarter of 2001, we terminated our free hosting arrangements for our citizens, which resulted in decreased page views and therefore decreased the number of banner advertisements served. We believe that the revenues from the sale of banner advertisements can no longer justify the cost of purchasing bandwidth. Reciprocal advertising arrangements accounted for approximately 0% and 23% of total revenues for the six months ended June 30, 2001 and 2000, respectively. Reciprocal arrangements were used in our strategy in developing strategic relationships with other advertisers or service providers for non-cash media advertising. We no longer utilize these agreements as the return on investment for these agreements no longer benefits us. We continue to operate our website and sell advertising products, but these revenues will be significantly lower than prior periods. We do not expect these revenues to grow in light of the changing market conditions and the recent actions taken by us.

     HOSTING REVENUES. Our hosting revenues were approximately $1.89 million and $1.82 million for the six months ended June 30, 2001 and 2000, which represented 91% and 32%, of total net revenues, respectively. For the six months ended June 30, 2001, hosting revenues were a higher percentage of total net revenue as advertising revenues significantly decreased in the six months ended June 30, 2001. Our services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and monthly connectivity charges. These hosting revenues were recognized in the period the services were provided. We did not receive any one-time installation fees in the six months ended June 30, 2001 and 2000, respectively. Hosting revenues were variable, based upon bandwidth usage and services used, and resulted in operating losses from time to time. In June 2001, we terminated our significant co-hosting customer contracts effective July 7, 2001, which will materially affect revenues beginning in the third quarter of 2001.

     COST OF OPERATIONS. Cost of operations were approximately $4.10 million and $3.7 million for the six months ended June 30, 2001 and 2000, respectively. Cost of operations increased as a result of the increased costs related to the traffic directive arrangements. These contracts were terminated in July 2001. The above increase was offset by lower bandwidth costs. Beginning in February 2001 we changed our web hosting provider to Alchemy Communications, a carrier in Southern California. This new provider provides similar services but at substantial cost saving to us. We entered into traffic directive arrangements whereas selected web traffic or page views are diverted to interest specific areas of our website and advertisements. These arrangements require special tools and costs to third parties. We began these new arrangements in the fourth quarter 2000. These cost represented approximately 25% or approximately $1.0 million of total cost of operations for the six months ended June 30, 2001.
There  were  no  similar  costs  in  the  six  months  ended  June  30,  2000.


     SALES AND MARKETING EXPENSES. Sales and marketing expenses were approximately $932,100 and $3.84 million for the six months ended June 30, 2001 and 2000, respectively. The decline in sales and marketing expenses was primarily attributable to the discontinued use of reciprocal online advertising arrangements to increase brand awareness and traditional print and media marketing advertising. The decline was also attributable to the decrease in salaries expense for personnel as the result of decreased personnel which included an agreement reached with our Vice President of Sales and Marketing, Mr. Robert Speicher, pursuant to which he voluntarily resigned as an officer of our company. We recorded reciprocal advertising expenses in relation to the reciprocal advertising revenues of approximately $1.3 million for the six months ended June 30, 2000. There were no similar expenses in 2001. Also, approximately $1.5 million of the decline in sales and marketing expense was achieved through the reduction in spending on traditional marketing media expenditures.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately $381,300 and $830,400 for the six months ended June 30, 2001 and 2000, respectively. The decline in expense was primarily attributable to the decrease in salaries expense for personnel as the result of decreased personnel. We terminated all research and development personnel in the beginning of the second quarter 2001. Currently, we have no hiring plan in effect for replacement of these individuals. We plan to utilize consultants for any technical projects. As of August 2001, we have not engaged any technical consultants.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $3.59 million and $2.69 million for the six months ended June 30, 2001 and 2000, respectively. General and administrative costs consisted primarily of salaries and related costs for executives, administrative, and finance personnel, as well as legal, accounting and other professional service fees. Approximately $0.9 million of the increase in general and administrative expenses were primarily attributable to the acceleration amortization of deferred costs related to the issuance of common stock for services and compensation expense related to options and warrants granted. In addition to the above we recognized a write-down of approximately $356,100 on capital equipment that we have disposed of during its move to smaller facilities in the June 2001. Due to the market conditions, we were unable to sell the capital equipment and the costs for storage and moving the equipment would have exceeded any gain realized on the sale. In June 2001 we negotiated an early termination of our facilities lease and recognized a one-time charge of approximately $94,000, which included the forfeited deposit. This fee was necessary as a result of the market conditions in the San Francisco Bay Area. We entered into a facilities lease of smaller space in Campbell, California. We believe that this space will be sufficient to conduct our current activities. We also recognized approximately $141,000 in one-time costs associated with the termination of our intended acquisition with LookupGuide.com. The above increases were offset decreases in personnel costs as a result of termination of personnel in the first and second quarter of 2001.

     INTEREST EXPENSE. Interest expense was approximately $9,400 and $4,174,900 for the six months ended June 30, 2001 and 2000, respectively. For the year 2000 period, the interest expense was primarily the result of non-cash deemed interest expense related to the implied beneficial conversion feature and the value of warrants issued in connection with the settlement agreement that we reached with the holder of the convertible debentures issued on March 31, 1999. The convertible note was fully converted in the second quarter of 2000 and therefore no interest expense was recorded on this note in 2001.

     INTEREST INCOME. Interest income was approximately $303,800 and $247,000 for the six months ended June 30, 2001 and 2000, respectively. The increase is related to a higher average cash balance for the six months ended June 30, 2001, which yielded a larger return on investment interest income. The higher average cash balance in the six months ended June 30, 2001, was the result of the issuance of common stock in a private placement offering in February 2000 for which cash proceeds became available in March 2000.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2001, the Company had cash and cash equivalents of approximately $10.1 million, compared to approximately $13.9 million at December 31, 2000.Net cash used in operating activities equaled approximately $3.7 million and $5.9 million for the six month periods ended June 30, 2001 and 2000, respectively. The decline in cash used was related to the decrease of approximately $2.6 million in net loss for the six months ended June 30, 2001 compared to the same six months ended June 30, 2000. We also had significant negative cash flows from changes in our operating assets and liabilities for the three months ended June 30, 2000 compared to the same period in 2001.

     Net cash used in investing activities was approximately $74,800 and $334,800 for the six months ended June 30, 2001 and 2000, respectively. Substantially all of the cash used in investing activities for both periods was primarily related to the purchase of capital equipment.

     Net cash provided by financing activities was approximately $0 and $22 million for the six months period ended June 30, 2001 and 2000, respectively. Net cash provided by financing activities in 2000 consisted primarily of net proceeds from the issuance of our common stock.

     We incurred net losses of approximately $6.6 million and $9.2 million for the six months ended June 30, 2001, and 2000, respectively. At June 30, 2001, we had an accumulated deficit of approximately $34 million. The net losses and accumulated deficit resulted from the significant operational, infrastructure and other costs incurred in the development and marketing of our services and the fact that revenues failed to keep pace with such costs. Beginning in the fourth quarter of 2000, we initiated cost reductions in all areas of operations. In the first quarter of 2001, we switched our bandwidth provider and expect future costs savings of approximately $2.0 million per year. We are continuing to review and reduce all expenditures that do not contribute toward our profitability. There can be no assurance that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

     We do not have any long-term commitments that currently require a specified capital budget other than normal operations. We believe that current cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. With the current control measures implemented in the first and second quarter of 2001, we believe that we will be able to continue to direct our effort towards profitability and in pursuit of our acquisition strategy. We have determined that we may also need to seek additional capital in connection with a potential merger or acquisition transaction, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

     We plan to continue our operations while seeking potential acquisitions, mergers, and other strategic partnerships which could enhance the value of our company. Acquisitions carry numerous risks and uncertainties and we cannot guarantee that we will be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future.

RISK  FACTORS

     Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION, AND EXPECT LOSSES FOR THE FORESEEABLE FUTURE.

     Since our inception, we have incurred net losses, resulting primarily from costs related to developing our web site, attracting users to our web site and establishing the Nettaxi.com brand. At December 31, 2000, we had an accumulated deficit of $27,687,800. Losses have continued to grow faster than our revenues during our limited operating history. Because of the bankruptcy and liquidation of many of our Internet based customers and suppliers, we expect to incur significant net losses for the foreseeable future. We may never achieve profitability.

ACQUISITIONS  MAY  DISRUPT  OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

     We are seeking to acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will enhance the value of our business. We do not have any present understanding relating to any such acquisition or investment. If we were to buy a content, service or technology company, the amount of time and level of resources required to successfully integrate their business operation could be substantial. The challenges in assimilating their people and organizational structure, and in encountering potential unforeseen technical issues in integrating their content, service or technology into ours, could cause significant delays in executing other key areas of our business plan. This could include delays in integrating other content, services or technology into our communities, or moving forward on other business development relationships, as management and employees, both of which are time constrained, may be distracted. In addition, the key personnel of the acquired company may decide not to work for us, which could result in the loss of key technical or business knowledge to us. Furthermore, in making an acquisition, we may have to incur debt or issue equity securities to finance the acquisition, the issuance of which could be dilutive to our existing shareholders.

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

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

     Approximately twenty million shares of our common stock are immediately eligible for sale in the public market without restriction or further restriction under the Securities Act of 1933, unless purchased by or issued to any "affiliate" of ours, as that term is defined in Rule 144 promulgated under that Act. We have filed a registration statement on Form S-1 (File No. 333-36826), declared effective by the Securities and Exchange Commission on June 12, 2000 registering 16,577,365 shares of common stock and warrants to purchase up to 16,053,484 shares of common stock issued pursuant to private placement transactions. Additionally, we have filed a registration statement on Form S-1 (File No. 333-38538), declared effective by the Securities and Exchange Commission on June 21, 2000, registering 1,750,000 shares of common stock and warrants to purchase up to 2,575,245 shares of common stock pursuant to private placement transactions. We have also filed a registration statement on Form S-8 (File No. 333-32678) to register 6,300,000 shares of common stock issuable upon exercise of options granted or to be granted under our 1998 and 1999 stock option plans. As a result, shares issued upon exercise of stock options are eligible for resale in the public market without restriction. We also intend to file a registration statement on Form S-8 to register the additional 5,600,000 shares of common stock under our 1999 Stock Option Plan, as amended. As of June 30, 2001 approximately 6 million additional shares of common stock were eligible for sale under Rule 144. If our stockholders sell substantial amounts of our common stock under Rule 144 or pursuant to the aforementioned registration statements, the market price of our common stock could be adversely affected and our ability to raise additional capital at that time through the sale of our securities could be impaired.

FUTURE EXERCISE OF WARRANTS OR ISSUANCES OF SECURITIES MAY SIGNIFICANTLY DILUTE YOUR HOLDINGS.

     There are currently warrants to purchase 18,525,816 shares of our common stock outstanding and exercisable over the next four to five years having exercise prices ranging from $1.50 to $12.38, subject to adjustment. The shares underlying all of these warrants have been registered pursuant to our registration statements on Form S-1 filed with the Securities and Exchange Commission as described above. There are also warrants to purchase 1,850,000 shares of our common stock outstanding having exercise prices ranging from of $0.13 to $0.35 per share. If the holders of our outstanding warrants and other convertible securities were to exercise their rights, purchasers of our common stock could experience substantial dilution of their investment.

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

WE ARE SUBJECT TO THE RISKS AND UNCERTAINTIES FREQUENTLY ENCOUNTERED BY EARLY STAGE COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS.

     Due to our limited operating history, we are subject to many of the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets, such as the Internet. Among other things, we are faced with the need to establish our credibility with customers, advertising, content providers, and companies offering e-commerce products and services, and such parties are often understandably reluctant to do business with companies that have not had an opportunity to establish a track record of performance and accountability. For example, our ability to enter into exclusive relationships to provide content over the Internet will be dependent on our ability to demonstrate that we can handle high volumes of traffic through our site. Similarly, early stage companies must devote substantial time and resources to recruiting qualified senior management and employees at all levels, and must also make significant investments to establish brand recognition. If we are unable to overcome some of these obstacles, we may be unable to achieve our business goals and raise sufficient capital to expand our business.

OUR REVENUE GROWTH IN PRIOR PERIODS IS NOT INDICATIVE OF FUTURE GROWTH AND WE CANNOT ACCURATELY PREDICT OUR FUTURE REVENUES.

     We had revenues of approximately $9,418,400, $5,032,800 and $258,000 for the years ended December 31, 2000, 1999 and 1998, respectively. While our growth rate has been strong, it is unlikely that revenue will continue to grow at this rate in the future and our performance during these periods should not be taken as being indicative of future trends. We expect current market conditions to have a material adverse effect on our revenues. We continue to operate our website and sell advertising products, but these revenues will be significantly lower than prior periods. We do not expect these revenues to grow in light of the changing market conditions and the recent actions taken by us. Additionally, in June 2001, we terminated our significant co-hosting customer contracts effective July 7, 2001, which will materially affect revenues beginning in the third quarter of 2001. Approximately $1.28 million of the revenues for the year ended December 31, 1999 were derived from credit card transaction processing fees, a revenue stream that has declined significantly and that we do not believe will be material in future periods. In the year 2000, we generated approximately $2.22 million in revenue from reciprocal advertising transactions. We anticipate that these arrangements will not be significant in the future. Accurate predictions regarding our revenues in the future are difficult and should be considered in light of our limited operating history and rapid changes in the ever evolving Internet market. For example, our ability to generate revenues in the future is dependent in part on the success of our capital-raising efforts and the investments that we intend to make in sales and marketing, infrastructure, and content development. Our revenues for the foreseeable future will remain primarily dependent on the number of customers that we are able to attract to our web site, and secondarily on web hosting, sponsorship and advertising revenues. We cannot forecast with any degree of certainty the number of visitors to our web site, the number of visitors who will become customers, or the amount of sponsorship and advertising revenues.

WE  REQUIRE  FURTHER  CAPITAL  TO  PURSUE  OUR  BUSINESS  OBJECTIVES.

     We currently believe that we have sufficient cash to fund our current operations through June 2002. However, to fully execute our business plan, we will be required to seek additional capital. We expect to generate a portion of the necessary cash flow through advertising and hosting revenues, but will also need to obtain capital through other sources such as equity or debt financing. We cannot assure you that we will be able to achieve and sustain positive cash flow or profitability or that we will have other sources available to provide the financial resources necessary to continue our operations. No assurances can be given that we will be able to obtain such additional resources. If we are unsuccessful in generating anticipated resources from one or more of the anticipated sources, and unable to replace the shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various services or entry into various markets, and otherwise scaling back operations. If we are unable to generate the required resources, our ability to meet our obligations and to continue our operations would be adversely affected.

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


WE MAY FAIL TO ESTABLISH AN EFFECTIVE INTERNAL SALES ORGANIZATION TO ATTRACT SPONSORSHIP AND ADVERTISING REVENUES.

     To date, we have relied principally on outside advertising agencies to develop sponsorship and advertising opportunities. We believe that the growth of sponsorship and advertising revenues will depend on our ability to establish an aggressive and effective internal sales organization. Our internal sales team currently has two members. Our ability to increase our sales force involves a number of risks and uncertainties, including whether or not the current market conditions will improve, competition and the length of time for new sales employees to become productive. If we do not develop an effective internal sales force, our business will be materially and adversely affected by our inability to attract sponsorship and advertising revenues.

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

OUR BUSINESS PLAN CONTEMPLATES A PERIOD OF SIGNIFICANT EXPANSION , AND EFFECTIVELY MANAGING OUR GROWTH MAY BE DIFFICULT.

     In order to execute our business plan, we may need to grow significantly. This growth will strain our personnel, management systems and resources. To manage our growth, we must implement operational and financial systems and controls and recruit, train and manage new employees. We cannot be sure that we will be able to integrate new executives and other employees into our organization effectively. In addition, there will be significant administrative burdens placed on our management team as a result of our status as a public company. If we do not manage growth effectively, we will not be able to achieve our financial and business goals.

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

WE COULD INCUR MONETARY DAMAGES FROM LITIGATION ARISING OUT OF OUR BUSINESS ACTIVITIES.

     On July 9, 1999, we were named as one of several defendants in a lawsuit filed by four disaffected shareholders in Simply Interactive, Inc. The lawsuit arises out of a series of events relating to certain assets our operating company, Nettaxi Online Communities, purchased from SSN Properties in October 1997. The complaint alleges that we owed, and either intentionally or negligently breached, fiduciary duties to the plaintiffs. The suit also claims that we either intentionally or negligently interfered with the plaintiffs' contract or prospective advantage. Recently, the parties have engaged in settlement negotiations which have been productive. There has been no other material developments with respect to this matter. While our officers and directors believe that the suit is without merit, we cannot provide you with any assurances that we will prevail in this dispute. If the plaintiffs successfully prosecute any of their claims against us, the resulting monetary damages and reduction in our working capital could significantly harm our business.

     On May 1, 2001 seven shareholders of Nettaxi filed a law suit against Nettaxi in the United States District Court for the Central District of California (Case No. SACV 01-459 AHS). The complaint names Robert Rositano, Jr. our Chief Executive Officer, Dean Rositano, our President and Glenn Goelz our former Chief Financial Officer as additional defendants. The complaint alleges the company violated securities laws in connection with the Company's February 2000 private placement. The complaint was amended on May 23, 2001. The amendment addressed factual matters and added three new plaintiffs to the lawsuit. Shortly after filing the amended complaint, we, pursuant to the rules of the District Court, met with plaintiffs and pointed out further factual inaccuracies and deficiencies. Plaintiffs then chose to attempt to amend their complaint for a second time. Six of the plaintiffs purchased shares of Nettaxi common stock in the February 2000 private placement completed by Nettaxi. Although we believe the allegations made in the complaint are without merit and will defend the action vigorously, there can be no assurance that we will prevail in this dispute. If the plaintiffs successfully prosecute any of their claims against us, the resulting monetary damages and reduction in our working capital could significantly harm our business

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD PARTY ACQUISITION OF US DIFFICULT.

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AS IS TYPICAL OF INTERNET COMPANIES.

     The market price of our common stock has been, and is likely to continue to be, highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology and Internet-related companies' stocks have decreased substantially within the last 52 weeks. The market downturn and adjustment for the high valuations for internet companies may not return to the levels of late 1999 and early 2000. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that Internet stocks in general will regain their prior market prices. The per share closing price of our common stock in 2001 ranged from a high of $0.46 as of June 11, 2001 to a low of $0.11 as of April 25, 2001. In addition, an active public market for our common stock may not continue.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     During the six months ended June 30, 2001, we did not have any long term debt obligations. Therefore, an immediate 10% increase in market interest rates would not have a material adverse effect on our financial position. We currently do not have any material market rate risks. We could be exposed to market risk related to any debt obligations for financing working capital and capital equipment requirements in the future. Historically, we have financed such requirements from the issuance of both preferred and common stock. We continue to consider financing alternatives, which may include the incurrence of long term indebtedness. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. We believe that based on the terms and maturities of any future debt obligations that the market risk would be minimal.

                           PART II.  OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

     On July 9, 1999, four disaffected shareholders in Simply Interactive, Inc., led by Ronald Ventre, filed an action in the Santa Clara County Superior Court against Nettaxi, our wholly owned subsidiary Nettaxi Online Communities, Inc., Robert A. Rositano, Jr., Dean Rositano, Glenn Goelz, Warren J. Kaplan, Frank McGrath, Bruno Henry, Alan K. Fetzer, Robert Divenere, Robert A. Rositano, Sr., SSN Properties, LLC and others. The case number is CV 783127. In August, 1999 this claim was consolidated with another claim filed by Carlo Bruno, et al., on September 17, 1998. Recently, the parties have engaged in settlement negotiations which have been productive. There has been no other material developments with respect to this matter.

     We previously announced that, on May 1, 2001 seven shareholders of Nettaxi filed an action against Nettaxi in the United States District Court for the Central District of California (Case No. SACV 01-459 AHS). The complaint also names Robert Rositano, Jr. our Chief Executive Officer, Dean Rositano, our
President, and Glenn Goelz our former Chief Financial Officer as additional defendants. The complaint alleged that we violated securities laws in connection with our February 2000 private placement. Six of the plaintiffs purchased shares of Nettaxi common stock in the February 2000 private placement. Prior to filing the complaint, the plaintiffs demanded the refund of all of the money invested in Nettaxi and demanded that the exercise price of the warrants issued in the private placement be reduced from $4.00 to $0.25 per share. Additionally, prior to the filing the complaint, Nettaxi was asked to invest capital in a company affiliated with one of the plaintiffs. In the complaint, the plaintiffs seek compensatory damages, injunctive relief and fees and interest. Due to factual misrepresentations in the complaint, we anticipated that an amended complaint would be filed. The complaint was amended on May 23, 2001. The amended added three new plaintiffs to the lawsuit. Shortly after filing the amended complaint, we, pursuant to the rules of the District Court, met with plaintiffs and pointed out further factual inaccuracies and deficiencies. Plaintiffs then chose to attempt to amend their complaint for a second time.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     (1) From January to June, 2001 the Company under its 1998 and 1999 Stock Option Plans issued options to purchase up to 3,005,000 shares of common stock to employees, with exercise prices ranging from $0.13 to $0.24 per share, which was not less than the fair market value of the shares on the date of grant. Options to purchase 1,702,500 of these shares have expired as of June 30, 2001. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to the Company that the shares were being acquired for investment.

     (2) In April 2001, we issued warrants to purchase up to 1,500,000 shares of common stock to a consultant at an exercise price of $0.13 per share, which was not less than the fair market value of the shares on the date of grant. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None

ITEM  5.  OTHER  INFORMATION.

     Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits

     None.


     (b)     Reports  on  Form  8-K

     On May 11, 2001, we filed a report on Form 8-K which described the litigation described in the section of this quarterly report on Form 10-Q entitled "Legal Proceedings".

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NETTAXI.COM

Date:  August 14, 2001             By:  /s/  Dean  Rositano
                                      ---------------------
                                   Dean  Rositano,
                                   President and Interim Chief Financial Officer
                                   (Principal  Accounting  Officer)

                                  EXHIBIT INDEX

Exhibit Number      Description  of  Exhibit
--------------      ------------------------


10.68 Consulting Agreement dated as of April 7, 2001 by and between the Company and Innovative Networks, Inc.

10.69 Letter Agreement dated as of August 1, 2001 by and among the Company and Baytree Capital Associates, LLC