Form 10-Q
period 2001-09-30
NETTAXI INC
filed 2001-11-14
CIK 1084876

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF  1934
For the quarterly period ended September 30, 2001



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

     As of November 6, 2001, the registrant had 43,124,586 shares of common stock, $.001 par value per share, outstanding.

                                  NETTAXI.COM
                                    CONTENTS

                                                                        Page No.
                                                                        --------

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed  Consolidated  Balance Sheets, as of September 30,
         2001  (unaudited)  and  and  December  31,  2000                      3

         Condensed  Consolidated  Statements  of  Operations  for the
         Three  and  Nine Months Ended September 30, 2001 (unaudited)
         and  September  30,  2000  (unaudited)                                4

         Condensed  Consolidated  Statements of Shareholders' Equity,
         September  30,  2001  (unaudited)                                     5

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months  Ended  September  30, 2001 (unaudited) and September
         30,  2000  (unaudited)                                                6

         Notes  to  Condensed  Consolidated  Financial  Statements
         (unaudited)                                                           7

Item 2.  Management's  Discussion and Analysis of Financial Condition
         and  Results  of  Operations                                         11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           28


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    28

Item 2.  Changes in Securities and Use of Proceeds                            29

Item 3.  Defaults Upon Senior Securities                                      29

Item 4.  Submission of Matters to a Vote of Security Holders                  29

Item 5.  Other Information                                                    29

Item 6.  Exhibits and Reports on Form 8-K                                     30

SIGNATURES                                                                    30

EXHIBIT INDEX                                                                 30

                         PART I.  FINANCIAL INFORMATION

ITEM  1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                                                      NETTAXI.COM

                                            CONDENSED CONSOLIDATED BALANCE SHEETS

=================================================================================================

                                                                     December 31,   September 30,
                                                                         2000           2001
-------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                         $  13,894,700   $  9,009,500
  Accounts receivable, net of allowance for doubtful accounts
    of $433,000 and $114,100, respectively                                775,100         55,300
  Prepaid expenses and other assets                                     1,035,000        309,500
-------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   15,704,800      9,374,300
-------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, net                                             1,748,300        809,100
PURCHASED TECHNOLOGY, net                                                 319,000             --
OTHER INTANGIBLES, net                                                     55,000             --
DEFERRED EXPENSE                                                          272,500             --
DEPOSITS                                                                   24,000         30,600
-------------------------------------------------------------------------------------------------
                                                                    $  18,123,600   $ 10,214,000
=================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $   1,162,400   $    297,600
  Accrued expenses                                                        397,900        232,200
-------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                               1,560,300        529,800
-------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 1,000,000 shares authorized;
    no shares issued and outstanding                                           --             --
  Common stock, $0.001 par value; 200,000,000 shares
    authorized; 43,124,586 shares issued and outstanding                   43,100         43,100
  Additional paid-in capital                                           44,637,900     44,802,900
  Deferred compensation                                                  (429,900)            --
  Accumulated deficit                                                 (27,687,800)   (35,161,800)
-------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                             16,563,300      9,684,200
-------------------------------------------------------------------------------------------------
                                                                    $  18,123,600   $ 10,214,000
=================================================================================================

                                                                                                   NETTAXI.COM

                                                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

==============================================================================================================

                                    THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                --------------------------------------  --------------------------------------
                                       2000                2001                2000                2001
                                   (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
--------------------------------------------------------------------------------------------------------------
NET REVENUES                    $       2,254,000   $           7,000   $       8,003,800   $       2,069,200

OPERATING EXPENSES:
  COST OF OPERATIONS                    1,653,400             152,400           5,348,700           4,258,100
  GENERAL AND ADMINISTRATIVE            1,026,800             769,100           3,715,800           4,354,100
  SALES AND MARKETING                   1,506,600                  --           5,343,600             932,100
  RESEARCH AND DEVELOPMENT                427,700                  --           1,258,100             381,300
--------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                4,614,500             921,500          15,666,200           9,925,600
--------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                   (2,360,500)           (914,500)         (7,662,400)         (7,856,400)

OTHER INCOME (EXPENSE):
  INTEREST INCOME                         229,500              88,000             476,500             391,800
  INTEREST EXPENSE                         (1,200)                 --          (4,176,100)             (9,400)
--------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES               (2,132,200)           (826,500)        (11,362,000)         (7,474,000)

INCOME TAXES                                   --                  --                (800)                 --
--------------------------------------------------------------------------------------------------------------

NET LOSS                        $      (2,132,200)  $        (826,500)  $     (11,362,800)  $      (7,474,000)
==============================================================================================================
BASIC AND DILUTED LOSS PER
  COMMON SHARE                  $           (0.05)  $           (0.02)  $           (0.29)  $           (0.17)
==============================================================================================================
WEIGHTED-AVERAGE COMMON SHARES
  OUTSTANDING                          42,896,030          43,124,586          38,133,760          43,124,586
==============================================================================================================

                                                                                                       NETTAXI.COM

                                                         CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

==================================================================================================================

                                    Common Stock          Additional
                               -------------------------    Paid-in      Deferred      Accumulated
                                 Shares        Amount       Capital     Compensation      Deficit         Total
------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 2000
  (Audited)                    43,124,586   $    43,100   $44,637,900  $    (429,900)  $(27,687,800)  $16,563,300

Amortization of deferred
  compensation                         --            --            --        429,900             --       429,900
Options granted for services           --            --       165,000             --             --       165,000
Net loss                               --            --            --             --     (7,474,000)   (7,474,000)
------------------------------------------------------------------------------------------------------------------
BALANCES, September 30, 2001
  (Unaudited)                  43,124,586   $    43,100   $44,802,900  $          --   $(35,161,800)   $9,684,200

                                                                                      NETTAXI.COM

                                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

=================================================================================================

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                           2000          2001
-------------------------------------------------------------------------------------------------
                                                                        (Unaudited)  (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                            $(11,362,800)  $(7,474,000)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                      898,000     1,030,400
        Loss on disposal of equipment                                           --       356,100
        Allowance for doubtful accounts                                    162,300      (106,300)
        Issuance of common stock for interest on convertible notes         119,900            --
        Issuance of common stock for services                              730,900       955,700
        Compensation expense related to options and warrants granted     1,089,300       554,400
        Interest expense related to settlement agreement                 2,400,000            --
        Interest expense related to issuance of warrants                 1,655,000            --
        Changes in operating assets and liabilities:
          Accounts receivable                                             (804,600)      826,100
          Prepaid expenses and other assets                               (196,500)       82,800
          Accounts payable                                                (859,900)     (864,800)
          Accrued expenses                                                 (79,200)     (165,700)
          Income taxes payable                                            (125,600)           --
-------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                   (6,373,200)   (4,805,300)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits                                                                  19,200        (6,600)
  Capital expenditures                                                    (556,900)      (73,300)
-------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                     (537,700)      (79,900)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on obligations under capital lease                                (5,400)           --
  Net proceeds from issuance of common stock                            21,416,000            --
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               21,410,600            --
-------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    14,499,700    (4,885,200)

CASH AND CASH EQUIVALENTS, beginning of period                             987,700    13,894,700
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                               $15,487,400   $ 9,009,500
=================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID:
    Income taxes                                                       $    97,400   $        --
    Interest                                                           $        --   $     9,400
  NONCASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock for convertible notes payable
      plus accrued interest                                            $ 3,319,900   $        --
    Issuance of common stock for consulting services                   $   911,000   $        --
    Issuance of common stock for trade payables                        $ 1,558,000   $        --
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

BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results expected for the full fiscal year or for any future period. The unaudited historical financial statements included herein have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's results of operations, financial position and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Advertising revenue include barter transactions, which are the exchange by Nettaxi.com of advertising space on Nettaxi.com's web sites for reciprocal advertising space on other web sites or advertising media. Revenues from these barter transactions are recorded as advertising revenues at the lower of the estimated fair value of the advertisements received or delivered and are recognized when the advertisements are run on Nettaxi.com's web sites. Barter expenses are recorded when Nettaxi.com's advertisements are run on the reciprocal web sites, which is typically in the same period as when advertisements are run on Nettaxi.com's web sites. Barter revenues and related expenses for the three and nine months ended September 30, 2000 were approximately 41% and 28%, respectively, of total net revenues. There were no Barter revenues and related expenses in the three or nine months ended September 30, 2001.

In November 1999, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue 99-17 "Accounting for Advertising Barter Transactions". Under EITF 99-17, revenues and expenses should be recognized from advertising barter transactions at the fair value of the advertising surrendered or received only when the company has a historical practice of receiving or paying cash for such transactions. As of September 30, 2001, the Company was in compliance with EITF 99-17.

Royalty revenues are earned on sales of the Company developed CD-Rom "Internet the City" by third party distributors. Third party distributors package the CD-Rom with their products for sale to the end-user. The distributor remits payment to the Company 90 days after the sales of their product to the end-user and the end-user does not have a right of return. The Company recognizes these revenues only upon receipt of payment from the distributor. The Company did not earn any royalty revenues in the nine months ended September 30, 2001.

The Company is in contract with several partners in revenue and expense sharing agreements. The agreements provide for the Company to earn revenues based on the sale of third-party suppliers products. For those transactions, where the Company receives either a percentage of the transaction or a fixed fee, revenues are recorded net. As of September 30, 2001, the Company has not earned any revenues or expenses related to these contracts.

The Company charges its co-hosting customers one-time installation fees. Prior to January 31, 2001, the Company recognized these fees upon completion of the installation. In accordance with Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition" one-time installation fees are to be deferred and systematically recognized as the products and/or services are delivered and/or performed over the term of the arrangement or the expected period of performance that the fees are earned. The Company did not recognize any one-time installation fees in 2001.

Our premium subscribers are charged web-site development fees to develop their web-site upon request. These fees charged and the costs to develop these sites by the Company are nominal. The Company defers the recognition of the fees charged over the period of the contract. For the nine months ended September 30, 2001, the Company did not earn any web-site development fee.

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

COMMITMENTS AND CONTINGENCIES

On May 1, 2001 seven shareholders of Nettaxi filed an action against the Company. The complaint also names the Company's Chief Executive Officer, President and former Chief Financial Officer as additional defendants. The complaint alleged that the Company violated securities laws in connection with its February 2000 private placement. The complaint was amended on May 23, 2001. The amendment addressed factual matters and added three new plaintiffs to the lawsuit. Shortly after filing the amended complaint, the Company, pursuant to the rules of the District Court, met with plaintiffs and pointed out further factual inaccuracies and deficiencies. Plaintiffs, then, chose to attempt to amend their complaint for a second time. Six of the plaintiffs purchased shares of Nettaxi common stock in the February 2000 private placement. Prior to filing the complaint, the plaintiffs demanded the refund of all of the money invested in Nettaxi and demanded that the exercise price of the warrants issued in the private placement be reduced from $4.00 to $0.25 per share. Additionally, prior to filing the complaint, Nettaxi was asked to invest capital in a company affiliated with one of the plaintiffs. In the complaint, the plaintiffs seek compensatory damages, injunctive relief and fees and interest. On October 1, 2001 the Company filed a motion to dismiss the complaint filed by Plaintiffs.
In response, Plaintiffs have given notice that they intend to seek court permission to file a third amended complaint to attempt to re-characterize their claims and to remove some claims which Plaintiffs concede are contrary to the law. Management believes that the allegations made in the complaint are without merit and that this lawsuit reflects shareholder frustration over the recent downturn in the stock market and will defend the action vigorously.

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

    Beginning in June 2001, we reduced our overhead and burn rate by reducing the salaries of our employees and reducing the number of personnel, marketing expenses and costs associated with our hosting activities. Our current management team, consisting of finance and administrative employees is in place to maintain our operations and enable our ongoing review and analysis of acquisition candidates and to assist us in the consummation of an appropriate transaction. We have also engaged the services of an investment banker, to assist us in this process. As of the date of this quarterly report on Form 10-Q, we have not determined a suitable candidate with which to complete a transaction and there can be no assurance that we will be able to identify an appropriate candidate that will enhance the value of our company.

   We continue to operate our website and sell advertising products, but these revenues will be significantly lower than prior periods. We do not expect these revenues to grow in light of the changing market conditions and the recent actions taken by us.

   Prior to June 2001, we provided web site hosting and Internet connectivity services for corporate customers. Our services were delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers paid monthly fees for the professional services utilized, one-time installation fees, and connectivity charges. These "hosting" revenues were recognized in the period the services were provided. Hosting revenues were variable, based upon bandwidth usage and services used, and resulted in operating losses from time to time. In June 2001, we terminated our significant co-hosting customer contracts effective July 7, 2001. In connection with this, we also discontinued the purchase of bandwidth and premium services from our third party provider, further reducing monthly expenditures. The terminations have reduced our operating expenses, and materially affected our revenues beginning in the third quarter of 2001. In spite of the above, there can be no assurance that our operating losses will not increase in the future.

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

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

   NET REVENUES. Net revenues for the three months ended September 30, 2001 were $7,000 compared with $2.25 million for the three months in 2000. The substantial decrease is primarily the result of lower advertising and hosting revenues resulting from the substantial reduction of our operating activities and expenditures in connection with the adoption of our acquisition strategy and the current economic climate in the Internet industry. In June 2001, we terminated our significant co-hosting customer contracts effective July 7, 2001, which materially decreased our revenues beginning in the third quarter of 2001. The substantial decrease was also the result of significantly lower advertising revenues received in the year 2001 and the result of discontinued utilization of reciprocal advertising agreements. Reciprocal advertising arrangements are exchanges of similar services between us and the advertiser. For the three months ended September 30, 2000, we recognized approximately 41% of total net revenues from reciprocal advertising agreements. There were no reciprocal advertising revenues recognized in 2001.

   For the three months ended September 30, 2001, no single customer accounted for any significant revenues. For the three months ended September 30, 2000, five customers, Babenet, CollegeClub.com, Hearme.com, Spinrecords.com, Whitesand Communications, Inc., each accounted for greater than 10% of total net revenues for a total of approximately $1.67 million or 74% of the total revenues. In June 2001, we terminated our significant co-hosting customer contracts effective July 7, 2001, which has materially affected revenues beginning in the third quarter of 2001.

   ADVERTISING REVENUES. Advertising revenues for the three months ended September 30, 2001 and 2000 were approximately $7,000 and approximately $1.3 million, respectively, which represented 100% and 58%, respectively, of total net revenues. The decline in absolute dollars resulted from the substantial reduction of our operating activities and expenditures in connection with the adoption of our acquisition strategy and the current economic climate in the Internet industry. The decline was also attributable to the discontinued use of reciprocal advertising transactions and decreases in the number of advertisers and the decrease in the average rate paid by these advertisers. The decline also resulted from the bankruptcy and liquidation of many of our customers. This required us to further tighten our credit terms which lead to the loss of many customers. Also, we initiated several cost savings strategies in the first quarter of 2001, which resulted in cancellation of advertising arrangements by our customers, which decided that these new strategies did not meet their criteria for advertising promotions. Also, in the first quarter of 2001, we terminated our free hosting arrangements for our citizens, which resulted in decreased page views and therefore decreased the number of banner advertisements served. We believe that the revenues from the sale of banner advertisements can no longer justify the cost of purchasing bandwidth. Reciprocal advertising arrangements accounted for approximately 0% and 41% of total revenues for the three months ended September 30, 2001 and 2000, respectively. Reciprocal arrangements were used in our strategy in developing strategic relationships with other advertisers or service providers for non-cash media advertising. We no longer utilize these agreements as the return on investment for these agreements no longer benefits us. We continue to operate our website and sell advertising products, but these revenues will be significantly lower than prior periods. We do not expect these revenues to grow in light of the changing market conditions and the recent actions taken by us.

   HOSTING REVENUES. We did not earn any hosting revenues for the three months ended September 30, 2001. For the three months ended September 30, 2000, hosting revenues were approximately $0.9 million which represented 40% of total net revenues. The decline in absolute dollars resulted from the substantial reduction of our operating activities and expenditures in connection with the adoption of our acquisition strategy and the current economic climate in the Internet industry. In June 2001, we terminated our significant co-hosting customer contracts effective July 7, 2001, which materially decreased our revenues beginning in the third quarter of 2001.

   COST OF OPERATIONS. Cost of operations were approximately $152,400 and $1.65 million for the three months ended September 30, 2001 and 2000, respectively. Cost of operations decreased in absolute dollars as the result of the substantial reduction of our operating activities and expenditures in connection with the adoption of our acquisition strategy. The decline was also attributable to the termination of our co-hosting customer contracts which required our purchasing of bandwidth and services from a third party provider. We have also experienced a substantial decrease in traffic to our website which resulted in the offset to the cost of purchasing bandwidth. Beginning in February 2001 we changed our web hosting provider to Alchemy Communications, a carrier in Southern California. This new provider provides similar services to our prior provider, but at substantial cost saving to us.

   SALES AND MARKETING EXPENSES. Sales and marketing expenses were approximately $0 and $1.51 million for the three months ended September 30, 2001 and 2000, respectively. In the third quarter of 2001, we have substantially reduced all efforts in this area of our business. In relation to our current acquisition strategy, we will have limited sales and marketing efforts and we intend to focus more on seeking potential acquisitions, mergers, and other strategic partnerships which could enhance the value of our company

   RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately $0 and $427,700 for the three months ended September 30, 2001 and 2000, respectively. In the third quarter of 2001, we have substantially reduced all efforts in this area of our business. In relation to our current business strategy, we will have limited research and development efforts and we intend to focus more on seeking potential acquisitions, mergers, and other strategic partnerships which could enhance the value of our company. We plan to utilize consultants for any technical projects. As of October 2001, we have not engaged any technical consultants.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $769,100 and $1.03 million for the three months ended September 30, 2001 and 2000, respectively. General and administrative costs consisted primarily of salaries and related costs for executives, administrative, and finance personnel, as well as legal, accounting and other professional service fees. The decrease reflects the reduction of our operating activities and expenditures in connection with our acquisition strategy. The decline was also attributable to the amortization of deferred costs related to the issuance of common stock for services and compensation expense related to options and warrants granted which were higher in year 2000 and substantially fully amortized by the end of June 2001.

   INTEREST INCOME. Interest income was approximately $88,000 and $229,500 for the three months ended September 30, 2001 and 2000, respectively. The decrease was the result of the higher average cash and cash equivalents during the three months ended September 30, 2000. This higher average cash balance was the result of the issuance of common stock in a private placement offering in February 2000.

   INCOME TAXES. At December 31, 2000, we had net operating loss carryforwards available to reduce future taxable income that aggregate approximately $19.7 million for Federal income tax purposes. These benefits begin to expire in 2017. We also had California net operation loss carryforwards in the amount of $19.6 million, which may be applied to future taxable income until these benefits begin to expire in 2002. Our ability to utilize the net operating loss carryforwards are dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed under Federal and state laws upon change in ownership.


RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

   NET REVENUES. Net revenues for the nine months ended September 30, 2001 were $2.07 million compared with $8.0 million for the nine months in 2000. The substantial decrease is primarily the result of the substantial reduction of our operating activities and expenditures in connection with the adoption of our acquisition strategy and the current economic climate in the Internet industry. In June 2001, we terminated our significant co-hosting customer contracts effective July 7, 2001, which materially decreased our revenues beginning in the third quarter of 2001. The substantial decrease was also the result of significantly lower advertising revenues recognized in the nine months ended September 30, 2001

   For the nine months ended September 30, 2001, three customers each accounted for greater than 10% of total net revenues for a total of approximately $1.86 million or 90% of the total revenues. These customers, Babenet, Whitesand Communications, and Whitehorn Ventures Limited, accounted for 46%, 19%, and 25%, respectively of our total revenues. All three of these customers were co-hosting customers. For the nine months ended September 30, 2000, five customers, Babenet, Internet Fuel.com, Hearme.com, Spinrecords.com, CollegeClub.com, each accounted for greater than 10% of total net revenues for a total of approximately $3.09 million or 54% of the total revenues. In June 2001, we terminated our significant co-hosting customer contracts effective July 7, 2001, which has materially affected revenues beginning in the third quarter of 2001.

   ADVERTISING REVENUES. Advertising revenues for the nine months ended September 30, 2001 and 2000 were approximately $178,800 and approximately $5.2 million, respectively, which represented 9% and 65%, respectively, of total net revenues. The decline in absolute dollars resulted from the substantial reduction of our operating activities and expenditures in connection with the adoption of our acquisition strategy and the current economic climate in the Internet industry. The decline was also attributable to the discontinued use of reciprocal advertising transactions and decreases in the number of advertisers and the decrease in the average rate paid by these advertisers. As a result of the increased bankruptcy and liquidation trend in the marketplace, we further tightened our credit terms and loss many of our customers. Also, we initiated several cost savings strategies in the first quarter of 2001, which resulted in cancellation of advertising arrangements by our customers that decided that these new strategies did not meet their criteria for advertising promotions. Also, in the first quarter of 2001, we terminated our free hosting arrangements for our citizens, which resulted in decreased page views and therefore decreased the number of banner advertisements served. We believe that the revenues from the sale of banner advertisements can no longer justify the cost of purchasing bandwidth. Reciprocal advertising arrangements accounted for approximately 0% and 28% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. Reciprocal arrangements were used in our strategy in developing strategic relationships with other advertisers or service providers for non-cash media advertising. We no longer utilize these agreements as the return on investment for these agreements no longer benefits us. We continue to operate our website and sell advertising products, but these revenues will be significantly lower than prior periods. We do not expect these revenues to grow in light of the changing market conditions and the recent actions taken by us.

   HOSTING REVENUES. Our hosting revenues were approximately $1.89 million and $2.7 million for the nine months ended September 30, 2001 and 2000, which represented 91% and 34%, of total net revenues, respectively. The decline in absolute dollars resulted from the substantial reduction of our operating activities and expenditures in connection with the adoption of our acquisition strategy and the current economic climate in the Internet industry. For the nine months ended September 30, 2001, hosting revenues were a higher percentage of total net revenue as advertising revenues significantly decreased in the nine months ended September 30, 2001. Our services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and monthly connectivity charges. These hosting revenues were recognized in the period the services were provided. We did not receive any one-time installation fees in the nine months ended September 30, 2001 and 2000, respectively. In June 2001, we terminated our significant co-hosting customer contracts effective July 7, 2001, which materially affected revenues beginning in the third quarter of 2001.

   COST OF OPERATIONS. Cost of operations were approximately $4.26 million and $5.35 million for the nine months ended September 30, 2001 and 2000, respectively. Cost of operations decreased as a result of the substantial reduction of our operating activities and expenditures in connection with the adoption of our acquisition strategy. The decline was also attributable to the termination of our co-hosting customer contracts which required our purchasing of bandwidth and services from a third party provider. We have also experienced a substantial decrease in traffic to our website which resulted in the offset to the cost of purchasing bandwidth. Beginning in February 2001 we changed our web hosting provider to Alchemy Communications, a carrier in Southern California. This new provider provides similar services but at substantial cost saving to us. We entered into traffic directive arrangements whereas selected web traffic or page views are diverted to interest specific areas of our website and advertisements. These arrangements require special tools and costs to third parties. We began these new arrangements in the fourth quarter 2000. As a result of our new acquisition strategy these arrangements have been terminated in June 2001. There were no similar costs in the nine months ended September 30, 2000.


   SALES AND MARKETING EXPENSES. Sales and marketing expenses were approximately $932,100 and $5.34 million for the nine months ended September 30, 2001 and 2000, respectively. The decline in sales and marketing expenses was attributable to the substantial reduction of our operating activities and expenditures in connection with the adoption of our acquisition strategy. The decline was also attributable to the discontinued use of reciprocal online advertising arrangements to increase brand awareness and traditional print and media marketing advertising. We recorded reciprocal advertising expenses in relation to the reciprocal advertising revenues of approximately $2.2 million for the nine months ended September 30, 2000. There were no similar expenses in 2001.

   RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately $381,300 and $1.26 million for the nine months ended September 30, 2001 and 2000, respectively. The decline in expense was primarily attributable to the decrease in salaries expense for personnel as the result of decreased personnel. We terminated all research and development personnel in the beginning of the second quarter 2001. Currently, we have no hiring plan in effect for replacement of these individuals. We plan to utilize consultants for any technical projects. As of October 2001, we have not engaged any technical consultants.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $4.35 million and $3.72 million for the nine months ended September 30, 2001 and 2000, respectively. General and administrative costs consisted primarily of salaries and related costs for executives, administrative, and finance personnel, as well as legal, accounting and other professional service fees. Approximately $0.3 million of the increase in general and administrative expenses, were attributable to the acceleration amortization of deferred costs related to the issuance of common stock for services and compensation expense related to options and warrants granted. In addition to the above we recognized a write-down of approximately $356,100 on capital equipment that we have disposed of during our move to smaller facilities in the June 2001. Due to the market conditions, we were unable to sell the capital equipment and the costs for storage and moving the equipment would have exceeded any gain realized on the sale. In June 2001 we negotiated an early termination of our facilities lease and recognized a one-time charge of approximately $94,000, which included the forfeited deposit. This fee was necessary as a result of the market conditions in the San Francisco Bay Area. We entered into a facilities lease of smaller space in Campbell, California. We believe that this space will be sufficient to conduct our current activities. We also recognized approximately $141,000 in one-time costs associated with the termination of our intended acquisition with LookupGuide.com. The above increases were offset decreases in personnel costs as a result of termination of personnel in the first and second quarter of 2001.

   INTEREST INCOME. Interest income was approximately $391,800 and $476,500 for the nine months ended September 30, 2001 and 2000, respectively. The higher average cash balance in the nine months ended September 30, 2000, was the result of the issuance of common stock in a private placement offering in February 2000 for which cash proceeds became available in March 2000.

   INTEREST EXPENSE. Interest expense was approximately $9,400 and $4.18 million for the nine months ended September 30, 2001 and 2000, respectively. For the year 2000 period, the interest expense was primarily the result of non-cash deemed interest expense related to the implied beneficial conversion feature and the value of warrants issued in connection with the settlement agreement that we reached with the holder of the convertible debentures issued on March 31, 1999. The convertible note was fully converted in the second quarter of 2000 and therefore no interest expense was recorded on this note in 2001.


   INCOME TAXES. At December 31, 2000, we had net operating loss carryforwards available to reduce future taxable income that aggregate approximately $19.7 million for Federal income tax purposes. These benefits begin to expire in 2017. We also had California net operation loss carryforwards in the amount of $19.6 million, which may be applied to future taxable income until these benefits begin to expire in 2002. Our ability to utilize the net operating loss carryforwards are dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed under Federal and state laws upon change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

   As of September 30, 2001, the Company had cash and cash equivalents of approximately $9.0 million, compared to approximately $13.9 million at December 31, 2000. Net cash used in operating activities equaled approximately $4.8 million and $6.4 million for the nine month periods ended September 30, 2001 and 2000, respectively. The decline in cash used was related to the decrease of approximately $3.9 million in net loss for the nine months ended September 30, 2001 compared to the same nine months ended September 30, 2000.

   Net cash used in investing activities was approximately $79,900 and $537,700 for the nine months ended September 30, 2001 and 2000, respectively. Substantially all of the cash used in investing activities for both periods was primarily related to the purchase of capital equipment.

   Net cash provided by financing activities was approximately $0 and $21.4 million for the nine months period ended September 30, 2001 and 2000, respectively. Net cash provided by financing activities in 2000 consisted primarily of net proceeds from the issuance of our common stock.

   We incurred net losses of approximately $7.5 million and $11.4 million for the nine months ended September 30, 2001, and 2000, respectively. At September 30, 2001, we had an accumulated deficit of approximately $35.2 million. The net losses and accumulated deficit resulted from the significant operational, infrastructure and other costs incurred in the development and marketing of our services and the fact that revenues failed to keep pace with such costs. Beginning in the fourth quarter of 2000, we initiated cost reductions in all areas of operations. In the first quarter of 2001, we switched our bandwidth provider and expect future costs savings of approximately $2.0 million per year. We are continuing to review and reduce all expenditures that do not contribute toward our profitability. There can be no assurance that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

   We do not have any long-term commitments that currently require a specified capital budget other than normal operations. We believe that current cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. With the current control measures implemented in the first, second, and third quarters of 2001, we believe that we will be able to continue to direct our efforts in pursuit of our acquisition strategy. We have determined that we may also need to seek additional capital in connection with a potential merger or acquisition transaction, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

   We cannot assure you that we will be able to achieve and sustain positive cash flow or profitability or that we will have other sources available to provide the financial resources necessary to continue our operations. If we are unsuccessful in generating resources from one or more of the anticipated sources and are unable to replace any shortfall with resources from another source, we may be able to extend the period for which available resources would be adequately deferring the creation or satisfaction of various commitments, deferring the expansion or introduction of various services, and otherwise scaling back operations. If we were unable to generate the required resources, our ability to meet our obligations and to continue our operations would be adversely affected.

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

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION, AND EXPECT LOSSES FOR THE FORESEEABLE FUTURE.

   Since our inception, we have incurred net losses, resulting primarily from costs related to developing our web site, attracting users to our web site and establishing the Nettaxi.com brand. At December 31, 2000, we had an accumulated deficit of $27,687,800. Losses have continued to grow faster than our revenues during our limited operating history. Because of the bankruptcy and liquidation of many of our Internet based customers and suppliers and because of the reduction of our operating activities and expenditures in connection with our acquisition strategy, we expect to incur significant net losses for the foreseeable future. We may never achieve profitability.

ACQUISITIONS IN CONNECTION WITH OUR ACQUISITION STRATEGY MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON THE VALUE OF OUR BUSINESS.

   We are seeking to acquire businesses when we believe they will enhance the value of our business. We do not have any present understanding relating to any such acquisition or investment. We may be unable to identify a business which would enhance the value of our company. If we do identify an appropriate candidate, we may be unable to negotiate terms for the acquisition which would be favorable to our shareholders. If we were to acquire a company, the amount of time and level of resources required to successfully transition our operations could be substantial. There can be no assurance that new management would be able to successfully operate the business going forward. Furthermore, in making an acquisition, we may have to incur debt or issue equity securities to finance the acquisition, the issuance of which could be dilutive to our existing shareholders.

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


SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

   As of September 30, 2001, approximately 28 million shares of our common stock were immediately eligible for sale in the public market without restriction or further restriction under the Securities Act of 1933, unless purchased by or issued to any "affiliate" of ours, as that term is defined in Rule 144 promulgated under that Act. Additionally, approximately 14 million shares of common stock were eligible for sale under Rule 144.

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

   It is possible that we will need to raise additional funds in the future in order to execute a transaction pursuant to our acquisition strategy or if we are to execute our strategic growth plan. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. This may make an investment in our common stock less attractive to other investors, thereby weakening the trading market for our common stock.

WE EXPECT OUR REVENUES TO DECLINE SIGNIFICANTLY.

   We had revenues of approximately $9,418,400, $5,032,800 and $258,000 for the years ended December 31, 2000, 1999 and 1998, respectively. While our growth rate in prior years has been strong, revenues have substantially declined in 2001. We expect current market conditions to have a continued material adverse effect on our revenues. We continue to operate our website and sell advertising products, but these revenues will be significantly lower than prior periods. We expect these revenues to decline significantly in light of the changing market conditions and the reduction of our operating activities and expenditures in connection with our acquisition strategy. In June 2001, we terminated our significant co-hosting customer contracts effective July 7, 2001, which materially decreased our revenues beginning in the third quarter of 2001. Approximately $1.28 million of the revenues for the year ended December 31, 1999 were derived from credit card transaction processing fees, a revenue stream that has declined significantly and that we do not believe will be material in future periods. In the year 2000, we generated approximately $2.22 million in revenue from reciprocal advertising transactions. These transactions were terminated in year 2000. Accurate predictions regarding our revenues in the future are difficult and should be considered in light of our limited operating history and rapid changes in the ever evolving Internet market. Our revenues for the foreseeable future will remain primarily dependent on the number of customers that we are able to attract to our web site, and secondarily on web hosting, sponsorship and advertising revenues. We cannot forecast with any degree of certainty the number of visitors to our web site, the number of visitors who will become customers, or the amount of sponsorship and advertising revenues.


WE MAY REQUIRE FURTHER CAPITAL TO PURSUE OUR BUSINESS OBJECTIVES.

   We currently believe that we have sufficient cash to fund our current operations through September 2002. However, to complete an acquisition in connection with our acquisition strategy, we may be required to seek additional capital. We may need to obtain capital through sources such as equity or debt financing. We cannot assure you that we will have sources available to provide the financial resources necessary to complete such an acquisition. No assurances can be given that we will be able to obtain such additional resources. If we are unsuccessful in generating anticipated resources from one or more of the anticipated sources, and unable to replace the shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various services or entry into various markets, and otherwise scaling back operations. If we are unable to generate the required resources, our ability to meet our obligations and to continue our operations would be adversely affected.

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

WE MAY FACE INTERRUPTION OF PRODUCTION AND SERVICES DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM.

  Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to operate our business and pursue our acquisition strategy.

WE MAY FAIL TO ESTABLISH AN EFFECTIVE INTERNAL SALES ORGANIZATION TO ATTRACT SPONSORSHIP AND ADVERTISING REVENUES.

   To date, we have relied principally on outside advertising agencies to develop sponsorship and advertising opportunities. In light of our reduction of our operating activities and our expenditures in connection with our acquisition strategy, we have engaged in very limited sales and marketing activities.
Our ability to increase our sales force involves a number of risks and uncertainties, including whether or not the current market conditions will improve, competition and the length of time for new sales employees to become productive. If we do not develop an effective internal sales force, our business will be materially and adversely affected by our inability to attract sponsorship and advertising revenues.

OUR PROJECTED BROADBAND SERVICES AND ENHANCED CONTENT MAY NOT BE LAUNCHED ON A TIMELY BASIS AND MAY NOT GENERATE THE ANTICIPATED LEVEL OF REVENUES

   Our strategic growth plan calls for development and implementation of broadband services and enhanced content for our subscribers. We have put our strategic growth plan on hold so that we may attempt to execute our acquisition strategy. Should we choose to implement our strategic growth plan, the availability of many of these broadband services will be dependent on our ability to enter into satisfactory contractual relationships with parties offering related content and services which can be made available to our subscribers, as well as relationships with parties seeking to make online sales to our subscribers and other visitors to our web site. To date, our revenues from broadband services and enhanced content have not been material. In light of the reduction of our operating activities and expenditures in connection with our acquisition strategy, we may not be able to commence those services on a timely basis, and there can be no assurance that the services will generate the anticipated amount of revenues.

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

WE ARE HEAVILY RELIANT ON THIRD PARTIES TO HOUSE AND SERVICE OUR WEB SITE AND ARE VULNERABLE TO POSSIBLE DAMAGE TO OUR OPERATING SYSTEMS.

   We maintain substantially all of our computer systems at our Campbell, California site and the Los Angeles, California site of Alchemy Communications. We are heavily reliant on the ability of Alchemy Communications to house and service our web site. This system's continuing and uninterrupted performance is critical to the success of our web site. Alchemy Communications also provides our connection to the Internet. Sustained or repeated system failures or interruptions of our web site connection services would reduce the attractiveness of our web site to customers and advertisers, and could therefore have a material and adverse effect on our business due to loss of membership and advertising revenues.

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

WE DEPEND ON OUR KEY PERSONNEL TO OPERATE OUR BUSINESS.

   Our performance is substantially dependent on the continued services and on the performance of our executive officers, Robert A. Rositano, Jr., our Chief Executive Officer, and Dean Rositano, our President and Chief Operating Officer. The loss of the services of any of our executive officers could materially and adversely affect our business due to their ability to help identify appropriate acquisition target companies, their experience with our business plan and the disruption in the conduct of our day-to-day operations.

INTENSE COMPETITION FROM OTHER INTERNET-BASED BUSINESSES MAY REDUCE OUR MARGINS AND MARKET SHARE AND CAUSE OUR STOCK PRICE TO DECLINE.

   The markets in which we are engaged are new, rapidly evolving and intensely competitive. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. Competition could result in price reductions for our products and services, reduced margins or loss of market share. Consolidation within the online commerce industry may also increase competition.

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

WE MAY FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH OTHER WEB SITES TO INCREASE NUMBERS OF WEB SITE USERS AND INCREASE OUR REVENUES.

   We have attempted to establish numerous strategic relationships with popular web sites to increase the number of visitors to our web site. These efforts have been substantially slowed by the reduction of our operating activities and expenditures in connection with our acquisition strategy. There is intense competition for placements on these sites, and we may not be able to enter into these relationships on commercially reasonable terms or at all. Even if we enter into relationships with other web sites, they themselves may not attract significant numbers of users. Therefore, our site may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships. Our inability to enter into new distribution relationships and expand our existing ones could have a material and adverse effect on our business due to our inability to increase the number of users of our site.

WE MAY NOT BE ABLE TO ADAPT AS INTERNET TECHNOLOGIES AND CUSTOMER DEMANDS CONTINUE TO EVOLVE.

   For our web site to be successful, we must adapt to rapidly changing Internet technologies and continually enhance the features and services provided on our web site. We could incur substantial, unanticipated costs if we need to modify our web site, software and infrastructure to incorporate new technologies demanded by our audience. We may use new technologies ineffectively or we may fail to adapt our web site, transaction-processing systems and network infrastructure to user requirements or emerging industry standards. If we fail to keep pace with the technological demands of our web-savvy audience for new services, products and enhancements, our users may not use our web site and instead use those of our competitors.

WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR TRADEMARKS, WEB ADDRESSES AND PROPRIETARY RIGHTS.

   Our Nettaxi.com brand and our web address, www.nettaxi.com, are critical to the success of our web site. We have filed a trademark application for "Nettaxi", among other trademark applications. We cannot guarantee that any of these trademark applications will be granted. In addition, we may not be able to prevent third parties from acquiring web addresses that are confusingly similar to our addresses, which could harm our business. Also, while we have entered into confidentiality agreements with our employees, contractors and suppliers in order to safeguard our trade secrets and other proprietary information, there can be no assurance that technology will not be misappropriated or that others may lawfully develop similar technologies.


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

WE MAY NOT BE ABLE TO TAKE FULL ADVANTAGE OF POTENTIAL TAX BENEFITS FROM OUR NET OPERATING LOSS CARRYFORWARDS.

   At December 31, 2000 we had Federal net operating loss carryforwards available to reduce future Federal taxable income that aggregated approximately $19.7 million for Federal income tax purposes. These benefits will begin to expire in 2017. Our ability to utilize the net operating loss carryforwards are dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed under Federal and state laws upon change in ownership

WE ARE DEPENDENT ON THE CONTINUED DEVELOPMENT OF THE INTERNET INFRASTRUCTURE

   Our industry is new and rapidly evolving. Our business is highly dependant on the growth of the internet industry and would be adversely affected if web usage and e-commerce does not continue to grow. Web usage may be inhibited for a number of reasons. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, or its performance and reliability may decline. We are highly dependant on third party service providers. Any interruption experienced by these service providers may have a material impact on our business due to our inability to serve our advertising customers or end users. In addition, web sites, including ours, have experienced a variety of interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage, including usage of our web site, could grow slowly or decline. This may have a material impact on future revenues.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

   California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. Our computer systems are supplied primary power by power companies in California. In addition, the systems are connected to battery backup systems. This alternative source of power is provided by our hosting provider and is subject to upkeep and maintenance. Our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in our power supply. If blackouts interrupt our third party power supply, we would be temporarily unable to continue operations at our affected facilities. Although, our third party bandwidth provider has assured us that alternative energy supply resources are available, there can be no assurance that such alternative energy supplies will be adequate. Any interruption may affect our ability to continue operations at our corporate facilities, could damage our reputation and could result in lost revenue, which could have a material adverse effect on our business, operating results and financial condition. In addition, our employees may be personally impacted and unable to commute to or from work during these rolling blackouts. Any or all of these factors may have adverse impact on our business.

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

WE COULD INCUR MONETARY DAMAGES FROM LITIGATION ARISING OUT OF OUR BUSINESS ACTIVITIES.

     On May 1, 2001 seven shareholders of Nettaxi filed a law suit against Nettaxi in the United States District Court for the Central District of California (Case No. SACV 01-459 AHS). The complaint names Robert Rositano, Jr. our Chief Executive Officer, Dean Rositano, our President and Glenn Goelz our former Chief Financial Officer as additional defendants. The complaint alleges the company violated securities laws in connection with the Company's February 2000 private placement. The complaint was amended on May 23, 2001. The amendment addressed factual matters and added three new plaintiffs to the lawsuit. Six of the plaintiffs purchased shares of Nettaxi common stock in the February 2000 private placement completed by Nettaxi. Shortly after filing the amended complaint, we, pursuant to the rules of the District Court, met with plaintiffs and pointed out further factual inaccuracies and deficiencies. Plaintiffs then chose to attempt to amend their complaint for a second time. On October 1, 2001 we filed a motion to dismiss the complaint filed by Plaintiffs. In response, Plaintiffs have given notice that they intend to seek court permission to file a third amended complaint to attempt to re-characterize their claims and to remove some claims which Plaintiffs concede are contrary to the law. Although we believe the allegations made in the complaint are without merit and will defend the action vigorously, there can be no assurance that we will prevail in this dispute. If the plaintiffs successfully prosecute any of their claims against us, the resulting monetary damages and reduction in our working capital could significantly harm our business

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD PARTY ACQUISITION OF US DIFFICULT.

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


OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AS IS TYPICAL OF INTERNET COMPANIES.

   The market price of our common stock has been, and is likely to continue to be, highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology and Internet-related companies' stocks have decreased substantially within the last 18 months. The market downturn and adjustment for the high valuations for internet companies may not return to the levels of late 1999 and early 2000. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that Internet stocks in general will regain their prior market prices. The per share closing price of our common stock in 2001 ranged from a high of $0.46 as of June 11, 2001 to a low of $0.085 as of October 9, 2001. In addition, an active public market for our common stock may not continue.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   During the nine months ended September 30, 2001, we did not have any long term debt obligations. Therefore, an immediate 10% increase in market interest rates would not have a material adverse effect on our financial position. We currently do not have any material market rate risks. We could be exposed to market risk related to any debt obligations for financing working capital and capital equipment requirements in the future. Historically, we have financed such requirements from the issuance of both preferred and common stock. We continue to consider financing alternatives, which may include the incurrence of long term indebtedness. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. We believe that based on the terms and maturities of any future debt obligations that the market risk would be minimal.

     PART  II.  OTHER  INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

   We have resolved the dispute filed on July 9, 1999, by four shareholders in Simply Interactive, Inc. in the Santa Clara County Superior Court against Nettaxi, our wholly owned subsidiary Nettaxi Online Communities, Inc., Robert A. Rositano, Jr., Dean Rositano, Glenn Goelz, Warren J. Kaplan, Frank McGrath, Bruno Henry, Alan K. Fetzer, Robert Divenere, Robert A. Rositano, Sr., SSN Properties, LLC and others. The Case Number was Case Number CV 783127. The parties have entered into a settlement agreement releasing claims and causes of action against each other. Each party admitted no wrong doing or liability in connection with the settlement.

   We previously announced that, on May 1, 2001 seven shareholders of Nettaxi filed an action against Nettaxi in the United States District Court for the Central District of California (Case No. SACV 01-459 AHS). The complaint also names Robert Rositano, Jr. our Chief Executive Officer, Dean Rositano, our President, and Glenn Goelz our former Chief Financial Officer as additional defendants. The complaint alleged that we violated securities laws in connection with our February 2000 private placement. Six of the plaintiffs purchased shares of Nettaxi common stock in the February 2000 private placement. Prior to filing the complaint, the plaintiffs demanded the refund of all of the money invested in Nettaxi and demanded that the exercise price of the warrants issued in the private placement be reduced from $4.00 to $0.25 per share. Additionally, prior to the filing the complaint, Nettaxi was asked to invest capital in a company affiliated with one of the plaintiffs. In the complaint, the plaintiffs seek compensatory damages, injunctive relief and fees and interest. Due to factual misrepresentations in the complaint, we anticipated that an amended complaint would be filed. The complaint was amended on May 23, 2001. The amended added three new plaintiffs to the lawsuit. Shortly after filing the amended complaint, we, pursuant to the rules of the District Court, met with plaintiffs and pointed out further factual inaccuracies and deficiencies. Plaintiffs then chose to attempt to amend their complaint for a second time. On October 1, 2001 we filed a motion to dismiss the complaint filed by Plaintiffs. In response, Plaintiffs have given notice that they intend to seek court permission to file a third amended complaint to attempt to re-characterize their claims and to remove some claims which Plaintiffs concede are contrary to the law.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(1) From January to September, 2001 the Company under its 1998 and 1999 Stock Option Plans issued options to purchase up to 3,005,000 shares of common stock to employees, with exercise prices ranging from $0.13 to $0.24 per share, which was not less than the fair market value of the shares on the date of grant. Options to purchase 1,702,500 of these shares have expired as of September 30, 2001. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to the Company that the shares were being acquired for investment.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits

       None.

  (b)  Reports on Form 8-K

       No Reports on Form 8-K were filed during the quarter ended September 30, 2001.


                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NETTAXI.COM

Date: November 14, 2001         By:  /s/  Dean Rositano
                                   ---------------------
                                   Dean Rositano,
                                   President and Interim Chief Financial Officer (Principal Accounting Officer)