Form 10-K
period 2001-12-31
NETTAXI INC
filed 2002-02-21
CIK 1084876

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


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

               1875 S. Bascom Avenue; No. 116, Campbell, CA 95008
           (Address of Principal Executive Offices Including Zip Code)

                                 (408) 879-9880
              (Registrant's telephone number, including area code)
                                _________________

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of February 12, 2002, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $7,584,917 (based upon the closing price for shares of the registrant's common stock as reported by the O-T-C Bulletin Board on that date). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 12, 2002, the registrant had 43,124,586 shares of common stock, $.001 par value per share, outstanding.

                                  NETTAXI.COM
                                    FORM 10-K
                                TABLE OF CONTENTS

PART I
------

ITEM 1.   Description of Business                                     4
ITEM 1A.  Risk Factors                                                15
ITEM 2.   Properties                                                  22
ITEM 3.   Legal Proceedings                                           22
ITEM 4.   Submission Of Matters To A Vote Of Security Holders         23

PART II
-------

ITEM 5.   Market For The Registrant's Common Stock
          And Related Stockholder Matters                             24
ITEM 6.   Selected Consolidated Financial Data                        26
ITEM 7.   Management's Discussion And Analysis Of
          Financial Condition And Results Of Operations               26
ITEM 7A.  Quantitative And Qualitative Disclosures
          About Market Risk                                           37
ITEM 8.   Financial Statements And Supplementary Data                 37
ITEM 9.   Changes In And Disagreements With Accountants
          On Accounting And Financial Disclosure                      37

PART III
--------

ITEM 10.  Directors And Executive Officers Of The Registrant         38
ITEM 11.  Executive Compensation                                     42
ITEM 12.  Security Ownership Of Certain Beneficial Owners
          And Management                                             48
ITEM 13.  Certain Relationships And Related Transactions             49


PART IV
-------

ITEM 14.  Exhibits, Financial Statement Schedules,
          And Reports On Form 8-K                                    51

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

ITEM 1.  DESCRIPTION OF BUSINESS


OUR BUSINESS

     Nettaxi.com is an Internet marketing portal that provides content and Internet based services for consumers and businesses. Our web site at www.nettaxi.com serves as a gathering place for people with shared topics of interest, as well as an entry point, referred to as a portal, to the Internet. Through our web site, we provide content addressing a number of targeted affinity categories such as news, sports, entertainment, health, politics, finances, lifestyle, and other areas of interest. Visitors to our web site are provided with this content. Subscribers to our web site are also provided with access to enhanced content such as broadband video clips, email accounts and personal web pages. Our original revenue model included access to web site hosting services and a broad range of content for our individual subscribers, or "citizens", and access to a population of Internet users for affiliated businesses for advertising and promotional purposes.

     During 2000, we focused our efforts on improving the quality of content available on our web site, implementing our web site hosting services and reducing our operating costs by eliminating unprofitable services . We devoted significant resources to developing our content and our services, including developing an infrastructure and building a management team. We also focused on developing consumer loyalty and increasing our overall level of traffic and citizenship.

     In 2001, we faced the challenges of an overall downturn in the Internet industry and the economy in general. The bankruptcy and liquidation of many of our Internet-based customers and suppliers caused us to re-evaluate our business model. Since the Internet infrastructure is unstable and customer base financially weak, we first took corrective action to significantly decrease our cash burn. Beginning in May 2001, we reduced the salaries of our employees and the number of personnel, marketing expenses and costs associated with our hosting activities.

     At the same time, we re-evaluated the viability of our web site hosting and Internet connectivity services. Prior to June 2001, we provided these services to corporate customers through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers paid monthly fees for the professional services utilized, one-time installation fees, and connectivity charges. These "hosting" revenues were recognized in the period the services were provided. Hosting revenues were variable, based upon bandwidth usage and services used, and resulted in operating losses from time to time. As a result of our evaluation, we terminated
our significant co-hosting customer contracts effective July 7, 2001.   We also
discontinued the purchase of bandwidth and premium services from our third party provider, further reducing monthly expenditures. Beginning in the third quarter of 2001, the terminations have reduced our operating expenses, but have also materially affected our revenues. As of December 31, 2001 we had incurred losses of approximately $36.2 million. In spite of our cost cutting measures, there can be no assurance that our operating losses will not increase in the future.

     We continue to operate our website, however, we have focused our energies on our acquisition strategy and therefore have not pursued any revenue generating activities in the last six months of 2001.

     While curtailing operations in 2001, we also undertook an analysis to determine the best course of action to maintain and enhance the value of our company. Given the challenges facing Internet-based business models, including but not limited to the decline in advertising, we decided that our then-current business model would not support future growth. We implemented an acquisition strategy pursuant to which we sought to identify an appropriate entity with which to merge, acquire or restructure our current business. Since the announcement of our acquisition strategy in May 2001, we have evaluated a number of potential merger candidates in a wide variety of industries.

RECENT DEVELOPMENTS

     On January 9, 2002 we entered into a merger agreement under which we agreed to merge with RAE Systems Inc., a California corporation that designs and manufactures portable gas detection instruments and wireless monitoring and communications equipment. If the merger is consummated, we will abandon our business model and adopt the business model of RAE Systems. The merger is subject to the approval of our stockholders. Further information regarding the merger will be filed with the Securities and Exchange Commission relating to our solicitation of proxies from our stockholders with respect to the merger.

     Mergers carry numerous risks and uncertainties and we cannot guarantee that we will be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future.

INDUSTRY BACKGROUND

     The Internet has been a significant medium for global communications. Millions of people around the world use the Internet to send and receive information, for entertainment, current events and to purchase products and services. Nevertheless, companies in the Internet industry struggled in 2001. "The Internet downturn casts a wide arc mowing down the strong, the weak and the in-between." The Industry Standard, Layoffs, Losses and Closures Continue in Telecom Sector August 2, 2001. The downturn in the industry particularly hurt companies that advertise on the Internet. The Industry Standard, At Online Ad Conference, More Questions Than Answers August 10, 2001.

     PORTALS. Portal web sites, such as ours, provide a single online location where users can interact and find and share pertinent information, products and services related to their particular interests or needs. Portal sites generally offer free services including access to e-mail accounts, chat rooms, message boards, news and entertainment. These features tend to increase user loyalty towards particular portal web sites. Users with an email account with a particular web site are likely to repeat visits to the web site on a regular basis to check email and gather other information.

     ADVERTISING. Prior to 2001, the Internet was an attractive medium for advertisers. The Internet has allowed advertisers to demographically target their messages to groups of Internet users with particular interests, in a manner not available through the means of traditional media. The Internet has also provided to advertisers a unique level of interactivity and measurability. Advertisers can use the Internet to display messages on certain web pages. These messages are referred to as impressions. Consumers wishing for more information on the advertised topic can use their computers to click, or click-through, on those impressions and move through to other web pages which provide the information sought. Using the Internet, advertisers can change their advertisements frequently in response to market factors, current events and consumer feedback. Advertisers can also track the effectiveness of their advertising messages by receiving reports of the number of advertising impressions delivered to consumers and the corresponding number of times that consumers click on those impressions and move through to the advertised web page.

     CONTENT. The Internet offers content providers mechanisms that combine cost advantages with practices designed to generate revenue. The Internet provides information dissemination at a materially lower cost than do other forms of media, notably, both printed paper and private networks. The Internet also offers the potential for easier access to content, which can expand market coverage.

MARKETING PLANS & PROGRAMS

     Prior to May 2001, we focused our efforts on marketing, improving the quality of content and hosting services available on our web site, and reducing our operating costs by eliminating many of the services which were not profitable. In this regard, we developed a number of new promotions designed to generate new sources of revenue and build customer loyalty. These tools and services included:

     BROADBAND CONTENT. We developed relationships with content publishers to assist in generating revenue through distribution, branding, awareness, and promotions. In 2000 we added sources of new content that allow users to view videos covering music, sports and other subjects. Users are required to register as subscribers to our web site prior to viewing the content. Advertisements are also displayed to users while progressing through the registration process. Although we continue to offer these services to subscribers to our web site, the revenues generated from these services in 2001 were not significant.

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

     IMPROVED SEARCH METHODOLOGY. We had developed a metasearch engine that enabled users to search multiple sites simultaneously and return the results to one web page. This feature drove users to our web site, but did not generate sufficient revenue. We have revised our search methodology to provide context driven searches where advertisers purchase their placement in the search engine. For example, a user of our web site may choose the subject "music" to search. After the choice is made, the results of the search are presented in a list on a new web page. Advertisers pay for premium placement at the top of the list. This allows advertisers to bid for product placement on our web site and increases revenue generated from our search services. Although we continue to offer these services, the revenues generated from these services in 2001 were not significant.

     SEASONAL PROMOTIONS. During 2000, we implemented seasonal promotions designed to drive Internet users to our e-commerce affiliates. For example, in December 2000 we launched a promotion for Storerunner Network, Inc. Storerunner.com placed advertisements for products it was selling as part of a holiday sale on our web site. Users of our web site could click on the Storerunner advertisements and move to the Storerunner.com web site and purchase the products. Our agreement provided that we receive revenue for each user that accessed the Storerunner.com site from our web site. Although this promotion successfully increased the amount of traffic on our site, we discontinued further services with Storerunner.com after they filed for protection under Chapter 11 of the United States Bankruptcy Code in February 2001.

     SUBSCRIBER SERVICES. During 2000, we revised the scope of services offered to users of our web site to eliminate many of the free services which were available. Currently, users are offered access to free services such as email accounts and a limited variety of content such as video clips and information. Users desiring additional services such as video clips may become subscribers.

Despite the implementation of these tools and services, our revenues failed to keep pace with the costs associated with their implementation. We believe this was the result of a downturn in the Internet industry and the economy in general. As a result, in May 2001, in connection with the adoption of our acquisition strategy, we reduced our marketing efforts significantly.

BUSINESS SERVICES

OUR WEB SITE

     Information on our web site at www.nettaxi.com is divided into topic areas which we refer to as affinity groups. We refer the registered users of our web site as citizens. Our web site provides access to information on news, sports, entertainment and other areas of interest. Citizens also have access to Internet related services such as chat services and free e-mail accounts.

     When users first arrive at www.nettaxi.com, they find hyperlinks to the information categories we provide, such as:

     -     Member services and registration;
     -     Information sorted by topical areas of interest; and
     -     Content such as movies, sports clips and other broadband content.

     Upon selecting one of the links, for example entertainment, a web page containing articles and information about entertainment appears along with an extensive list of categories, or more specific search topics, such as music and television. Choosing the more specific search topic will further focus your search to uncover more specific information.

APPLICATIONS AND FEATURES

     We offer a range of applications and features to our citizens through our web site, including the following:

     OUR SEARCH ENGINE. Users of our web site can access our specially configured search engine, which we refer to as our taxi, located in all areas and levels of our web site. Users may use the search engine by typing in a search topic such as sports, and they are quickly presented with a list of hyperlinks to web pages carrying sports related information. Advertisers on our site compete for placement in the search results by paying fees to us. The advertisers that pay the highest fees are brought to the top of the list of search results. Although we continue to offer these services on a limited basis, the revenues generated from these services in 2001 were not significant.

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

     CONTENT. Prior to May 2001, we developed relationships with providers of premium content in a variety of categories. The purpose of these relationships was not to directly generate revenue, but rather to enhance the quantity and quality of information and content on our web site so that visitors would be drawn to our web site. During 2001, we had formal relationships with the three premium content providers described below and they provided substantially all of the content on our web site that is provided by outside parties. The providers are listed in order by the amount of content they provided to us.

     - SCREAMINGMEDIA. In April 2000, we entered into a license agreement with ScreamingMedia, an aggregator of a broad range of content such as current events, daily horoscopes, world news, travel, medicine and health for syndication to Internet portals and destination sites. The license agreement has a one year term and automatically renews for successive one-year periods unless terminated. We paid a monthly license fee of $5,000 for use of ScreamingMedia's content, which constituted the majority of our outside party content. In connection with our acquisition strategy, we terminated our agreement with ScreamingMedia, effective in February 2002.

     - ACTIVEWORLDS. In March 2001, we launched a new area within our web site pursuant to an agreement we entered into in August 2000 with ActiveWorlds.com, Inc., a Delaware corporation. Users that visited our web site, downloaded the appropriate software and paid a monthly fee could access a series of web pages complete with three dimensional graphics. The graphics were designed so that the area had the look and feel of an urban environment. In connection with our acquisition strategy, we have terminated our agreement with ActiveWorlds. Although we were to receive a portion of the fees collected by ActiveWorlds from users of our site that subscribed to the service, revenues from this agreement were not significant in 2001.

     - STORERUNNER.COM. In September 2000, we entered into an agreement with StoreRunner Network, Inc. under which we placed Storerunner advertisements on our web site and were to be compensated based on the number of visitors to our site that visited the Storerunner site. Although this agreement resulted in increased traffic on our web site, we discontinued further services with Storerunner.com after it filed for protection under Chapter 11 of the United States Bankruptcy Code in February 2001.

WEB SITE HOSTING SERVICES

     Prior to the adoption of our acquisition strategy in May 2001, we offered our registered users web site hosting services. Using these services, we hosted the web sites of over 300 individuals or businesses. These services generally fell into two categories.

     First, we hosted web pages for subscribers to our web site for a monthly fee. The minimum fee for the services was $19.95 per month. Subscribers to these services were provided with storage space and bandwidth to support their web sites. The fee increased depending on the amount of bandwidth and storage space used by the subscriber. At times, hosting revenues failed to keep pace with the costs of bandwidth and other related costs. We terminated these hosting services following the adoption of our acquisition strategy in May 2001.

     Second, we provided Internet hosting and connectivity for larger corporate customers. These services involved our maintenance of the servers which hosted the web sites of these customers. For example, we had an agreement with White Sand Communications, Inc. pursuant to which we hosted its web site servers and provided support for the overall operation of the servers. Our services were delivered through Alchemy Communications at its Internet data center located in Los Angeles, California. Customers paid monthly fees for the professional services utilized, one-time installation fees, and monthly connectivity charges. These hosting revenues were recognized in the period the services were provided. Hosting revenues were variable, based upon bandwidth usage and services used, and resulted in operating losses from time to time. In connection with our acquisition strategy, we terminated our significant co-hosting customer contracts effective July 7, 2001.

     In connection with this, we also discontinued the purchase of bandwidth and premium services from our third party provider. The terminations have reduced our operating expenses, and materially affected our revenues beginning in the third quarter of 2001.

SUBSCRIBER SERVICE PLANS AND ASSISTANCE

     Prior to the adoption of our acquisition strategy in May 2001, we offered both free and premium accounts, on a tiered basis: (i) free citizen accounts, which provided e-mail service for one personal account and access to chat sessions, message boards, shopping and premium content; and (ii) premium account, which allowed subscribers to build premium accounts from a menu of options including unlimited e-mail accounts, disk space for web page hosting and access to promotional opportunities. We ceased offering premium accounts to users following the adoption of our acquisition strategy in May 2001. If we consummate the merger with RAE Systems, the free account services will be terminated.

CUSTOMERS

     ADVERTISING CUSTOMERS. In 2000 we attracted both mass market consumer product companies and technology-related businesses advertising on the Internet. However, due to a variety of factors including the downturn in the Internet industry and the economy in general, we failed to generate substantial revenues from the sale of advertising. In May 2001, in connection with our acquisition strategy, we ceased aggressively marketing our advertising services. Although we continue to operate our web site and to sell advertising on our web site, advertising revenues have declined substantially. No advertising customer accounted for more than ten percent of our revenues in 2001.

     Advertisers and advertising agencies enter into short-term agreements, on average one to two months with us, pursuant to which they receive a guaranteed number of impressions for a fixed fee. If the guaranteed number of impressions is not delivered, the term of the agreements are extended until the impressions can be delivered. Advertising on our site currently consists of banner-style advertisements that are prominently displayed at the top of pages on a rotating basis throughout the web pages in our web site. From each banner advertisement, viewers can hyperlink directly to the advertiser's own web site, thus providing the advertiser an opportunity to directly interact with an interested customer. Our standard cost per thousand impressions depends upon a number of factors including the location of the advertisement, its size and the extent to which it is targeted for a particular audience. Discounts from standard cost per thousand impressions rates may be provided for higher volume, longer-term advertising contracts.

     We also received advertising revenue as a result of the adoption of our revised search methodology. Our search methodology uses context driven searches where advertisers purchase their placement in the search engine. For example, a user of our web site may choose the subject "music" to search. After the choice is made, the results of the search are presented in a list on a new web page. Advertisers pay for premium placement at the top of the list. This allows advertisers to bid for product placement on our web site.

     WEB SITE HOSTING CUSTOMERS. Prior to the adoption of our acquisition strategy in May 2001, we offered our registered users web site hosting services. Using these services, we hosted the web sites of over 300 individuals or businesses. These services generally fell into two categories. First, we hosted web pages for subscribers to our web site for a monthly fee. The minimum fee for these services was $19.95 per month. We also provided Internet hosting and connectivity for larger corporate customers. These services involved our maintenance of the servers which host the web sites of these customers. For the twelve months ended December 31, 2001, web hosting revenues accounted for approximately 90% of total revenues. We terminated all of our web site hosting services following the adoption of our acquisition strategy in May 2001 and revenues declined substantially.

     In August 1999, we entered into a Data Center Service Agreement with White
Sand Communications, Inc.   We provided White Sand Communications with space in
our Data Center and provided support for the overall operation of the their web servers. The fee for this agreement was a monthly recurring fee which included charges for use and occupancy of the Data Center, connectively fee, power charges, and where applicable, technical support and system administration fees. The term of the agreement was one year. This agreement accounted for 19% of our revenues in 2001, 11% of our revenue in 2000 and 17% of our revenue in 1999. We terminated this agreement as of July 7, 2001.

     In July 1999, we entered into a Data Center Service Agreement with Babenet, Ltd, a California corporation. We provided Babenet with space in our Data Center for their web servers and provide support for the overall operation of the their web servers. The fee for this agreement was a monthly recurring fee which included charges for use and occupancy of the Data Center, connectively fee, power charges, and where applicable, technical support and system administration fees. The term of this agreement was one year and continued on a monthly basis thereafter. This agreement accounted for 47% of our revenues in 2001 and 20% of our revenue in 2000. We terminated this agreement as of July 7, 2001.

     In July 1999, we entered into a Data Center Service Agreement with Whitehorn Ventures , Ltd, a California corporation. We provided Whitehorn Ventures with space in our Data Center for their web servers and provide support for the overall operation of the their web servers. The fee for this agreement was a monthly recurring fee which included charges for use and occupancy of the Data Center, connectively fee, power charges, and where applicable, technical support and system administration fees. The term of this agreement was one year and continued on a monthly basis thereafter. This agreement accounted for 25% of our revenues in 2001 and 8% of our revenue in 2000. We terminated this agreement as of July 7, 2001.

ADVERTISING SALES AND DESIGN

     Prior to May 2001, we focused our efforts on creating advertising opportunities designed to build brand loyalty for our corporate sponsors by seamlessly integrating their advertising messages into our content. Following the adoption of our acquisition strategy in May 2001, we terminated substantially all of our efforts in this regard.

SALES AND MARKETING

     Prior to the adoption of our acquisition strategy in May 2001, we committed substantial resources to sales and marketing activities, including offline and online media advertising. Our sales and marketing efforts were focused on:

     -     Generating additional traffic to our site;

     - Building and defining a desirable online destination for consumers and businesses; and

     - Creating and enhancing our brand within the Internet and online industries.

These efforts were costly and not consistent with our acquisition strategy adopted in May 2001. As a result we terminated substantially all of our efforts in this regard.

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

     Our electronic network was located at Alchemy Communications in Los Angeles, California. We had a Gigabit Data Services Agreement with Alchemy Communications pursuant to which they provided us with a secure location for our network servers, multiple high-speed Internet connections, and access to 24-hour-a-day, 7-day-a-week technical support personnel and services. Alchemy Communications also provided routing, redundancy, streaming media and maintenance services for the network and its Internet connections, as well as a back-up power supply capable of continuing network operations for up to a week in the event of a power failure. We paid monthly fees for these services. In 2002, in connection with the adoption of our acquisition strategy and the termination of our web hosting services, we terminated our agreement with Alchemy.

COMPETITION

     The markets in which our web site is engaged are new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially-available software. Our web site competes with a number of other companies for users, advertisers and electronic commerce marketers, including a number of large online communities and services that have expertise in developing online commerce, and a number of other small services, including those that serve specialty markets.

     Other companies that offer web site hosting, email, and content services include MegaGo.com, theglobe.com, Yahoo!, Homestead.com, Angelfire, Fortune City, Lycos, and Talk City and, in the future, Internet communities may be developed or acquired by companies currently operating Internet directories, search engines, shareware archives, content sites, Internet Service Providers and other entities, which may have more resources than ours. In addition, our web site faces competition from traditional media companies, a number of which, including CBS, Fox and NBC, have made significant acquisitions or investments in Internet companies. Furthermore, we compete for users and advertisers with other content providers and with thousands of web sites operated by individuals, the government and educational institutions. Such providers and sites include AOL, Angelfire, CNET, CNN/Time Warner, Excite, Hotmail, Infoseek, Lycos, Microsoft, Netscape, Switchboard, ESPN.com, ZDNet.com and Yahoo!

     Many of our competitors have longer operating histories, larger customer bases, greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than us. In addition, other online services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Many of our competitors have continued to devote substantial resources to marketing and promotional campaigns, adopting more aggressive pricing policies and enhancing web site and systems development. These competitors may have gained a significant advantage over us while we have limited our similar expenditures in connection with the adoption of our acquisition strategy. This advantage may prevent our web site's ability to attract users in the future.

INTELLECTUAL PROPERTY

     We currently have pending applications before the United States Patent and Trademark Office for trademark and service mark protection for "Nettaxi" and "NetroNews". If these applications are approved, protection will be available for the periods prescribed by law. The protection of our copyrights, service marks, trademarks, trade dress and trade secrets are were important to the success of our web site, but are not necessarily important in connection with our acquisition strategy. We have entered into confidentiality and invention assignment agreements with our employees and contractors in order to limit access to and disclosure of our proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies.

     Our web site also relies upon on technologies that we license from third parties, such as the suppliers of key database technology, the operating system and specific hardware components for our products and services. These licenses extend for terms ranging from one year to perpetuity and are subject to satisfaction of conditions laid out in the specific licensing agreements. There can be no assurance that these third-party technology licenses will continue to be available to us on commercially reasonable terms.

     Although we do not believe that we infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation and could prevent our ability to enter into an acquisition. As a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.

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

     In addition, because our web site is accessible worldwide, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

     As of December 31, 2001, we had four employees, all of whom were involved in administration and finance. Technical assistance with our limited web site operations have been provided by consultants. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

ITEM 1A.   RISK FACTORS

     Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION, AND EXPECT LOSSES FOR THE FORESEEABLE FUTURE.

     Since our inception, we have incurred net losses, resulting primarily from costs related to developing our web site, attracting users to our web site and establishing the Nettaxi.com brand. At December 31, 2001, we had an accumulated deficit of $36,238,200. Losses have continued to grow faster than our revenues during our limited operating history. Because of the bankruptcy and liquidation of many of our Internet based customers and suppliers and because of the reduction of our operating activities and expenditures in connection with our acquisition strategy, we expect to incur significant net losses for the foreseeable future. We may never achieve profitability.

ACQUISITIONS IN CONNECTION WITH OUR ACQUISITION STRATEGY MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON THE VALUE OF OUR BUSINESS.

     We are seeking to acquire a businesses that we believe will enhance the value of our company. In this regard, we have agreed to merger with RAE Systems Inc. The merger remains subject to certain conditions to closing as well as the approval of our shareholders. If the Merger is consummated, Nettaxi's current business model will be terminated and the company will implement the current business model of RAE Systems. There can be no assurance that the business model of RAE Systems will be profitable or successful. There can be no assurance that the business model of RAE Systems will enhance the value of the combined company or that the business model of RAE Systems will be any more successful than the business model currently employed by Nettaxi. Additionally, there can be no assurance that the Internet industry will not improve in the future.

     If the merger with RAE Systems does not take place, we may be unable to identify any other business which could potentially enhance the value of our company. Additionally, we may be unable to negotiate terms for an acquisition which would be favorable to our shareholders. If we were to acquire a company, the amount of time and level of resources required to successfully transition our operations could be substantial. There can be no assurance that new management would be able to successfully operate the business going forward. Furthermore, in making an acquisition, we may have to incur debt or issue equity securities to finance the acquisition, the issuance of which could dilute the holdings of our existing shareholders.

WE CURRENTLY HAVE NO REVENUES, WHICH MAY CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE.

     We had revenues of approximately $2,069,500, $9,418,400 and $5,032,800 for the years ended December 31, 2001, 2000 and 1999, respectively. While our growth rate in prior years has been strong, revenues have substantially declined in 2001. We expect current market conditions and the adoption of our acquisition strategy to have a continued material adverse effect on our revenues. We continue to operate our website, however, we have focused our energies on our acquisition strategy and therefore have not pursued any revenue generating activities in the last six months of 2001. We terminated our significant co-hosting customer contracts on`` July 7, 2001, which materially decreased our revenues beginning in the third quarter of 2001.

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

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

     As of December 31, 2001, approximately 28 million shares of our common stock were immediately eligible for sale in the public market without restriction or further restriction under the Securities Act of 1933, unless purchased by or issued to any "affiliate" of ours, as that term is defined in

Rule 144 promulgated under that Act. Additionally, approximately 14 million shares of common stock were eligible for sale under Rule 144. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could be adversely affected and our ability to raise additional capital at that time through the sale of our securities could be impaired.

WE MAY NEED TO UPDATE OUR REGISTRATION STATEMENTS

     We have filed a registration statement on Form S-1 (File No. 333-36826), declared effective by the Securities and Exchange Commission on June 12, 2000, registering 32,730,849 shares issued and issuable pursuant to recent private placement transactions. Additionally, we have filed a registration statement on Form S-1 (File No. 333-38538), declared effective by the Securities and Exchange Commission on September 21, 2000, registering 4,219,692 shares of common stock issued and issuable pursuant to recent private placement transactions. These registration statements may need to be updated in order to maintain their effectiveness. Although we anticipate updating these registration statements in the near future, we may face liability from shareholders who are unable to sell their shares under the registration statements before they are updated.

FUTURE EXERCISE OF WARRANTS OR ISSUANCES OF SECURITIES MAY SIGNIFICANTLY DILUTE YOUR HOLDINGS.

     There are currently warrants to purchase 18,525,816 shares of our common stock outstanding and exercisable over the next four to five years having exercise prices ranging from $1.50 to $12.38, subject to adjustment. The shares underlying these warrants have been included in the registration statements referenced above. There are also warrants to purchase 1,850,000 shares of our common stock outstanding having exercise prices ranging from of $0.13 to $0.35 per share. Additionally, there are options to purchase 5,578,000 shares of our common stock outstanding under our 1998 and 1999 Stock Option Plans. These shares have been registered pursuant to our registration statement on Form S-8 (File No. 333-32678). As a result, shares issued upon exercise of stock options are eligible for resale in the public market without restriction. If the holders of our outstanding options, warrants and other convertible securities were to exercise their rights, holders of our common stock could experience substantial dilution of their investment.

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

WE MAY FACE THE INTERRUPTION OF OUR SERVICES AND THE DELAY IN THE IMPLEMENTATION OF OUR ACQUISITION STRATEGY DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM.

     Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition and our ability to complete an acquisition consistent with our acquisition strategy. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to operate our business and pursue our acquisition strategy.

OUR PROJECTED BROADBAND SERVICES AND ENHANCED CONTENT MAY NOT BE LAUNCHED ON A TIMELY BASIS AND MAY NOT GENERATE THE ANTICIPATED LEVEL OF REVENUES.

     During the first half of 2001, our strategic growth plan called for the development and implementation of broadband services and enhanced content for our subscribers. We have put our strategic growth plan on hold so that we may attempt to execute our acquisition strategy. Should we choose to implement our strategic growth plan in the future, the availability of many of these broadband services will be dependent on our ability to enter into satisfactory contractual relationships with parties offering related content and services which can be made available to our subscribers, as well as relationships with parties seeking to make online sales to our subscribers and other visitors to our web site. To date, our revenues from broadband services and enhanced content have not been material. In light of the reduction of our operating activities and expenditures in connection with our acquisition strategy, we may not be able to commence those services on a timely basis, and there can be no assurance that the services will generate the anticipated amount of revenues.

WE RELY HEAVILY ON THIRD PARTIES FOR DEVELOPMENT OF SOFTWARE AND CONTENT AND FOR ESSENTIAL BUSINESS OPERATIONS AND MAY BE ADVERSELY AFFECTED BY OUR FAILURE TO MAINTAIN SATISFACTORY RELATIONSHIPS WITH SUCH PARTIES.

     We depend on third parties for important aspects of our business, including the development of software and access to the Internet. We have limited control over these third parties, and we are not their only client. We may not be able to maintain satisfactory relationships with any of them on acceptable commercial terms, and there is no guarantee that we will be able to renew these agreements at all. Further, we cannot be sure that the quality of products and services that they provide may remain at the levels needed to enable us to conduct our business effectively.

WE ARE VULNERABLE TO POSSIBLE DAMAGE TO OUR OPERATING SYSTEMS.

     Our web site is dependent in part on our ability to protect our operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins or other similar events. Our servers are vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to our users and result in a decrease in the number of visitors to our site. Sustained or repeated system failures or interruptions of our web site connection services would reduce the attractiveness of our web site to customers and advertisers, and could therefore have a material and adverse effect on our business due to the loss of membership and advertising revenues.

WE DEPEND ON OUR KEY PERSONNEL TO OPERATE OUR BUSINESS AND CARRY OUT OUR ACQUISITION STRATEGY.

     Our performance is substantially dependent on the continued services and on the performance of our executive officers. The loss of the services of any of our executive officers could materially and adversely affect our business due to their ability to help identify appropriate acquisition target companies, their experience with our business plan and the disruption in the conduct of our day-to-day operations.

INTENSE COMPETITION FROM OTHER INTERNET-BASED BUSINESSES MAY REDUCE OUR MARGINS AND MARKET SHARE AND CAUSE OUR STOCK PRICE TO DECLINE.

     The markets in which our web site operates are new, rapidly evolving and intensely competitive. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. Competition could result in price reductions for our products and services, reduced margins or loss of market share. Consolidation within the online commerce industry may also increase competition.

     We currently or potentially compete with a number of other companies including a number of large online communities and services that have expertise in developing online commerce, and a number of other small services, including those that serve specialty markets. Many of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than us.

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

WE MAY NOT BE ABLE TO TAKE FULL ADVANTAGE OF POTENTIAL TAX BENEFITS FROM OUR NET OPERATING LOSS CARRYFORWARDS.

     At December 31, 2001 we had Federal net operating loss carryforwards available to reduce future Federal taxable income that aggregated approximately $26.7 million for Federal income tax purposes. These benefits will begin to expire in 2017. Our ability to utilize the net operating loss carryforwards are dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed under Federal and state laws upon change in ownership. If we complete an acquisition consistent with our acquisition strategy, we may be unable to apply these net operating loss carryforwards at all.

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

WE COULD INCUR MONETARY DAMAGES FROM LITIGATION ARISING OUT OF OUR BUSINESS ACTIVITIES.

     On May 1, 2001 seven shareholders of Nettaxi filed an action against Nettaxi in the United States District Court for the Central District of California (Case No. SACV 01-459 AHS). The complaint also names Robert Rositano, Jr. its Chief Executive Officer, Dean Rositano, its President, and Glenn Goelz its former Chief Financial Officer as additional defendants. The complaint alleged that Nettaxi violated securities laws in connection with its February 2000 private placement. Six of the plaintiffs purchased shares of Nettaxi common stock in the February 2000 private placement. Prior to filing the complaint, the plaintiffs demanded the refund of all of the money invested in Nettaxi and demanded that the exercise price of the warrants issued in the private placement be reduced from $4.00 to $0.25 per share. Additionally, prior to the filing the complaint, Nettaxi was asked to invest capital in a company affiliated with one of the plaintiffs. In the complaint, the plaintiffs seek compensatory damages, injunctive relief and fees and interest. Due to factual misrepresentations in the complaint, Nettaxi anticipated that an amended complaint would be filed. The complaint was amended on May 23, 2001. The amendment added three new plaintiffs to the lawsuit. Shortly after filing the amended complaint, Nettaxi, pursuant to the rules of the District Court, met with plaintiffs and pointed out further factual inaccuracies and deficiencies. Plaintiffs then chose to attempt to amend their complaint for a second time. On October 1, 2001 Nettaxi filed a motion to dismiss the complaint filed by Plaintiffs. In response, Plaintiffs have filed an opposition to Nettaxi's motion to dismiss and have sought leave to amend their complaint for a third time. The District Court has informed the parties that it will rule on the papers, and there will be no hearing.

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AS IS TYPICAL OF INTERNET COMPANIES.

     The market price of our common stock has been, and is likely to continue to be, highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology and Internet-related companies' stocks have decreased substantially within the last 18 months. The market downturn and adjustment for the high valuations for internet companies may not return to the levels of late 1999 and early 2000. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that Internet stocks in general will regain their prior market prices. The per share closing price of Nettaxi's common stock in 2001 ranged from a high of $0.46 as of June 11, 2001 to a low of $0.085 as of September 21, 2001. In addition, an active public market for our common stock may not continue.


ITEM 2.  PROPERTIES

     Our headquarters are currently located in a leased facility in Campbell, California, consisting of approximately 1,790 square feet of office space to accommodate management, operations, and research and development functions, which is under a lease that expires at the end of May 2002. We believe that our current facilities are appropriate to carry out our acquisition strategy and maintain our limited operations.

ITEM 3.  LEGAL PROCEEDINGS

     We previously announced that, on May 1, 2001 seven shareholders of Nettaxi filed an action against Nettaxi in the United States District Court for the Central District of California (Case No. SACV 01-459 AHS). The complaint also names Robert Rositano, Jr. our Chief Executive Officer, Dean Rositano, our President, and Glenn Goelz our former Chief Financial Officer as additional defendants. The complaint alleged that we violated securities laws in connection with our February 2000 private placement. Six of the plaintiffs purchased shares of Nettaxi common stock in the February 2000 private placement. Prior to filing the complaint, the plaintiffs demanded the refund of all of the money invested in Nettaxi and demanded that the exercise price of the warrants issued in the private placement be reduced from $4.00 to $0.25 per share. Additionally, prior to the filing the complaint, Nettaxi was asked to invest capital in a company affiliated with one of the plaintiffs. In the complaint, the plaintiffs seek compensatory damages, injunctive relief and fees and interest. Due to factual misrepresentations in the complaint, we anticipated that an amended complaint would be filed. The complaint was amended on May 23, 2001. The amended complaint added three new plaintiffs to the lawsuit. Shortly after filing the amended complaint, we, pursuant to the rules of the District Court, met with plaintiffs and pointed out further factual inaccuracies and deficiencies. Plaintiffs then chose to attempt to amend their complaint for a second time. On October 1, 2001 we filed a motion to dismiss the complaint filed by Plaintiffs. In response, Plaintiffs have filed an opposition to Nettaxi's motion to dismiss and have sought leave to amend their complaint for a third time. The District Court has informed the parties that it will rule on the papers, and there will be no hearing on the motion.

     We believe that the allegations made in the complaint are completely without merit and that this law suit reflects shareholder frustration over the recent downturn in the stock market. We will defend the action vigorously.

     On July 31, 2001 Envision Media filed suit against Nettaxi in the Superior Court of California, Santa Cruz County (Case No. CV-141408). The complaint alleges breach of contract and misrepresentation in connection with a Stock Option and Release Agreement entered into between the parties on January 31, 2000. Under the Stock Option and Release Agreement, Envision Media was given the option to convert approximately $900,000 in receivables due from Nettaxi into stock valued at $2.00 per share and also to receive warrants to purchase stock having an exercise price of $2.76. The agreement provided that Nettaxi was to file a registration statement registering the shares issuable under the agreement within 15 days of the execution of the agreement. The agreement also provided that each party would release the other from any claims arising out of or in connection with the conversion of Nettaxi's debt and that the portion of the debt converted was to be deemed paid in full. Nettaxi was unable to file the registration statement before February 15, 2000. Nevertheless, on March 31, 2000 Envision Media converted the entire balance of the amount due into shares and warrants. On May 12, 2000 Nettaxi filed a registration statement on Form S-1 (File No. 333-36826) which included shares and warrants held by Envision Media. On June 8, 2000 the SEC declared the registration statement Form S-1 effective. Nettaxi filed its answer to the complaint on September 17, 2001. Nettaxi believes that the allegations made in the complaint are completely without merit and intends to defend its position vigorously.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Our common stock has been traded on the NASD O-T-C Market Bulletin Board under the trading symbol "NTXY" since October 12, 1998. Prior to that date, our common stock was not actively traded in the public market. After consummation of the merger, we anticipate that such common stock will continue to trade in the over-the-counter market. The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as reported by various Bulletin Board market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

Period                                           Low Bid   High Bid
--------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1998:
Fourth Quarter (October 12 - December 31, 1998)  $  4.375  $   8.875
FISCAL YEAR ENDED DECEMBER 31, 1999:
First Quarter (January 1 - March 31, 1999)       $  6.187  $  18.750
Second Quarter (April 1 - June 30, 1999)         $ 11.500  $  34.500
Third Quarter (July 1 - September 30, 1999)      $  7.375  $  16.500
Fourth Quarter (October 1 - December 31, 1999)   $  1.843  $   7.875
FISCAL YEAR ENDED DECEMBER 31, 2000:
First Quarter (January 1 - March 31, 2000)       $  1.406  $   9.062
Second Quarter (April 1 - June 30, 2000)         $  0.940  $   5.968
Third Quarter (July 1 - September 30, 2000)      $  0.420  $   1.420
Fourth Quarter (October 1 - December 31, 2000)   $  0.125  $   0.520
FISCAL YEAR ENDED DECEMBER 31, 2001
First Quarter (January 1 - March 31, 2001)       $  0.125  $   0.295
Second Quarter (April 1 - June 30, 2001)         $  0.095  $   0.495
Third Quarter (July 1 - September 30, 2001)      $  0.080  $   0.360
Fourth Quarter (October 1 - December 31, 2001)   $  0.190  $   0.085
FISCAL YEAR ENDING DECEMBER 31, 2002
First Quarter (January 1 - February 12, 2001)    $  0.280  $   0.110

     On February 12, 2002, the high and low bid prices per share for our common stock on the Bulletin Board were $0.225 and $0.200 respectively. As of February 12, 2002, there were 386 stockholders of record who held shares of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

     Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by the Company during the year ended December 31, 2001. Also included is the consideration, if any, received by the Company for such shares and options and information relating to the section of the Securities Act of 1933, or rule of the Securities and Exchange Commission under which exemption from registration was claimed.

(1) From January to December, 2001 the Company under its 1998 and 1999 Stock Option Plans issued options to purchase up to 3,005,000 shares of common stock to employees, with exercise prices ranging from $0.13 to $0.24 per share, which was not less than the fair market value of the shares on the date of grant. Options to purchase 1,705,000 of these shares have expired as of December 31, 2001. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to the Company that the shares were being acquired for investment.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Summary Financial Data

     Set forth below are summary statements of operations data for the period from October 23, 1997, the date of incorporation to December 31, 1997, the years ended December 31, 1998, 1999, 2000 and 2001, and summary balance sheet data as of December 31, 1997, 1998, 1999, 2000 and 2001. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing elsewhere in this Form.

                                      1997          1998          1999          2000           2001
                                   -----------  ------------  ------------  -------------  ------------
STATEMENT OF OPERATIONS DATA:
Net revenues                       $  144,900   $   258,000   $ 5,032,800   $  9,418,400   $ 2,069,500
Gross profit                       $   57,500   $    18,200   $ 1,029,000   $  2,110,700   $(2,188,600)
Loss from operations               $ (142,100)  $(3,082,300)  $(9,402,500)  $(10,367,900)  $(8,986,500)
Net loss                           $ (159,700)  $(3,113,600)  $(9,880,400)  $(14,351,400)  $(8,550,400)
Net loss available to common       $ (327,200)  $(3,127,900)  $(9,880,400)  $(14,351,400)  $(8,550,400)
shareholders
Basic loss per share               $    (0.06)  $     (0.32)  $     (0.46)  $      (0.36)  $     (0.20)
Diluted loss per share             $    (0.06)  $     (0.32)  $     (0.46)  $      (0.36)  $     (0.20)

WEIGHTED-AVERAGE COMMON
SHARES:
Basic outstanding shares            5,483,500     9,724,781    21,274,203     39,381,211    43,124,586
Diluted outstanding shares          5,483,500     9,724,781    21,274,203     39,381,211    43,124,586

Balance Sheet Data:
Working capital (Deficiency)       $ (222,900)  $   300,400   $(2,053,000)  $ 14,144,500   $ 8,525,200
Total Assets                       $2,082,300   $ 1,652,700   $ 6,031,200   $ 18,123,600   $ 8,791,700
Long-term Liabilities              $  773,500   $     5,400   $ 3,200,000   $          0   $         0
Total stockholders' equity         $  973,400   $ 1,332,100   $(2,000,300)  $ 16,563,300   $ 8,607,800
(Deficiency)

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

OVERVIEW

     Nettaxi.com is an Internet marketing portal that provides content and Internet based services for consumers and businesses. Our web site at www.nettaxi.com serves as a gathering place for people with shared topics of interest, as well as an entry point, referred to as a portal, to the Internet. Through our web site, we provide content addressing a number of targeted categories. Subscribers to our web site are also provided with access to enhanced content such as broadband video clips and email accounts. In 1999, we developed a diversified revenue model under which we provided subscribers with access to web site hosting services and a broad range of content, and we provided affiliated businesses with access to a large population of Internet users for advertising and promotional purposes.

     In 2001, Nettaxi faced the challenges of an overall downturn in the Internet industry and the economy in general. As of December 31, 2001, we had incurred losses of approximately $36.2 million. The bankruptcy and liquidation of many of our Internet based customers and suppliers caused us to re-evaluate our business model. Since the Internet infrastructure is unstable and customer base financially weak, we took corrective action to significantly decrease our cash burn and determine the best course of action to maintain and enhance the value of our company. In this regard, we implemented an acquisition strategy pursuant to which we sought to identify an appropriate entity with which to merge, acquire or restructure our current business. Since the announcement of our acquisition strategy in May 2001, we have evaluated a number of potential Merger candidates in a wide variety of industries. Of all of these companies, we believe RAE Systems presents the best fit for our shareholders. We believe the Merger with RAE Systems is the fruit of our acquisition strategy and that the Merger will provide us with a new direction that avoids the pitfalls that have crippled so many Internet businesses.

     In June 2001, we reduced our overhead and burn rate by reducing the salaries of our employees and reducing the number of personnel, marketing expenses and costs associated with our hosting activities. Our current management team, consisting of finance and administrative employees is in place to maintain our operations and consummate the proposed Merger with RAE Systems.

     We continue to operate our website, however, we have focused our energies on our acquisition strategy and therefore have not pursued any revenue generating activities in the last six months of 2001.

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

RESULTS OF OPERATIONS; COMPARISON OF THE TWELVE MONTHS ENDED DECEMBER 31, 2001 AND 2000

     NET REVENUES. Net revenues for the twelve months ended December 31, 2001 were $2.1 million compared with $9.4 million for the twelve months in 2000. The significant decrease is primarily the result of the substantial reduction of our operating activities and expenditures in connection with the adoption of our acquisition strategy and the current economic climate in the Internet industry. In June 2001, we terminated our significant co-hosting customer contracts effective July 7, 2001, which materially decreased our revenues beginning in the third quarter of 2001. The substantial decrease was also the result of significantly lower advertising revenues recognized in the twelve months ended December 31, 2001.

     For the twelve months ended December 31, 2001, three customers each accounted for greater than 10% of total net revenues for a total of approximately $1.9 million or 90% of the total revenues. These customers, Babenet, Whitesand Communications, and Whitehorn Ventures Limited, accounted for 47%, 19%, and 25%, respectively of our total revenues. All three of these customers were co-hosting customers. For the twelve months ended December 31, 2000, four customers, Babenet, Whitesand Communications, Hearme.com, Spinrecords.com, each accounted for greater than 10% of total net revenues for a total of approximately $5.1 million or 54% of the total revenues. In June 2001, we terminated our significant co-hosting customer contracts effective July 7, 2001, which has materially affected revenues beginning in the third quarter of 2001.

     ADVERTISING REVENUES. Advertising revenues for the twelve months ended December 31, 2001 and 2000 were approximately $0.2 million and approximately $5.7 million, respectively, which represented 10% and 60%, respectively, of total net revenues. The decline in absolute dollars resulted from the substantial reduction of our operating activities and expenditures in connection with the adoption of our acquisition strategy and the current economic climate in the Internet industry. The decline was also attributable to the discontinued use of reciprocal advertising transactions and decreases in the number of advertisers and the decrease in the average rate paid by these advertisers. As a result of the increased bankruptcy and liquidation trend in the marketplace, we further tightened our credit terms and loss many of our customers. Also, we initiated several cost savings strategies in the first quarter of 2001, which resulted in cancellation of advertising arrangements by our customers that decided that these new strategies did not meet their criteria for advertising promotions. Also, in the first quarter of 2001, we terminated our free hosting arrangements for our citizens, which resulted in decreased page views and therefore decreased the number of banner advertisements served. We believe that the revenues from the sale of banner advertisements can no longer justify the cost of purchasing bandwidth. Reciprocal advertising arrangements accounted for approximately 0% and 28% of total revenues for the twelve months ended December 31, 2001 and 2000, respectively. Reciprocal arrangements were used in our strategy in developing strategic relationships with other advertisers or service providers for non-cash media advertising. We no longer utilize these agreements as the return on investment for these agreements no longer benefits us. We continue to operate our website and sell advertising products, but these revenues will be significantly lower than prior periods. We do not expect these revenues to grow in light of the changing market conditions and the recent actions taken by us.

     HOSTING REVENUES. Our hosting revenues were approximately $1.9 million and $3.7 million for the twelve months ended December 31, 2001 and 2000, which represented 90% and 40%, of total net revenues, respectively. The decline in absolute dollars resulted from the substantial reduction of our operating activities and expenditures in connection with the adoption of our acquisition strategy and the current economic climate in the Internet industry. For the twelve months ended December 31, 2001, hosting revenues were a higher percentage of total net revenue as advertising revenues significantly decreased in the twelve months ended December 31, 2001. Our services are delivered through a state-of-the-art Internet data center located in Southern California using a high-performance Internet backbone network. Customers pay monthly fees for the professional services utilized, one-time installation fees, and monthly connectivity charges. These hosting revenues were recognized in the period the services were provided. We did not receive any one-time installation fees in the twelve months ended December 31, 2001 and 2000, respectively. In June 2001, we terminated our significant co-hosting customer contracts effective July 7, 2001, which materially affected revenues beginning in the third quarter of 2001.

     COST OF OPERATIONS. Cost of operations were approximately $4.3 million and $7.3 million for the twelve months ended December 31, 2001 and 2000, respectively. Cost of operations decreased as a result of the substantial reduction of our operating activities and expenditures in connection with the adoption of our acquisition strategy. The decline was also attributable to the termination of our co-hosting customer contracts which required our purchasing of bandwidth and services from a third party provider. We have also experienced a substantial decrease in traffic to our website which resulted in the offset to the cost of purchasing bandwidth. Beginning in February 2001 we changed our web hosting provider to Alchemy Communications, a carrier in Southern California. This new provider provides similar services but at substantial cost saving to us. We entered into traffic directive arrangements whereas selected web traffic or page views are diverted to interest specific areas of our website and advertisements. These arrangements require special tools and costs to third parties. We began these new arrangements in the fourth quarter of 2000, but as result of our acquisition strategy we terminated these arrangements in July 2001. There were no similar costs in the twelve months ended December 31, 2001.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses were approximately $0.9 million and $5.9 million for the twelve months ended December 31, 2001 and 2000, respectively. The decline in sales and marketing expenses was attributable to the substantial reduction of our operating activities and expenditures in connection with the adoption of our acquisition strategy. The decline was also attributable to the discontinued use of reciprocal online advertising arrangements to increase brand awareness and traditional print and media marketing advertising. We recorded reciprocal advertising expenses in relation to the reciprocal advertising revenues of approximately $2.2 million for the twelve months ended December 31, 2000. There were no similar expenses in 2001.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately $0.4 million and $1.6 million for the twelve months ended December 31, 2001 and 2000, respectively. The decline in expense was primarily attributable to the decrease in salaries expense for personnel as the result of decreased personnel. We terminated all research and development personnel in the beginning of the second quarter 2001. Currently, we have no hiring plan in effect for replacement of these individuals. We plan to utilize consultants for any technical projects. As of October 2001, we have engaged two technical consultants for short-term projects.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $5.5 million and $5.0 million for the twelve months ended December 31, 2001 and 2000, respectively. General and administrative costs consisted primarily of salaries and related costs for executives, administrative, and finance personnel, as well as legal, accounting and other professional service fees. In addition to the above we recognized in 2001 a write-down of approximately $823,000 due to impairment of equipment, purchased technology and other intangibles, and a loss on disposal of certain equipment of $327,600 related to our move to smaller facilities in the June 2001. Due to the market conditions, we were unable to sell the capital equipment and the costs for storage and moving the equipment would have exceeded any gain realized on the sale. In June 2001 we negotiated an early termination of our facilities lease and recognized a one-time charge of approximately $94,000, which included the forfeited deposit. This fee was necessary as a result of the market conditions in the San Francisco Bay Area. We entered into a facilities lease of smaller space in Campbell, California. We believe that this space will be sufficient to conduct our current activities. We also recognized approximately $141,000 in one-time costs associated with the termination of our intended acquisition with LookupGuide.com. The above additional expenses were offset with decreases in personnel costs as a result of termination of personnel in the first and second quarter of 2001.

     INTEREST INCOME. Interest income was approximately $447,900 and $703,800 for the twelve months ended December 31, 2001 and 2000, respectively. The higher average cash balance in the twelve months ended December 31, 2000, was the result of the issuance of common stock in a private placement offering in February 2000 for which cash proceeds became available in March 2000.

     INTEREST EXPENSE. Interest expense was approximately $9,400 and $4.7 million for the twelve months ended December 31, 2001 and 2000, respectively. For the year 2000 period, the interest expense was primarily the result of non-cash deemed interest expense related to the implied beneficial conversion feature and the value of warrants issued in connection with the settlement agreement that we reached with the holder of the convertible debentures issued on March 31, 1999. The convertible note was fully converted in the second quarter of 2000 and therefore no interest expense was recorded on this note in 2001.

     INCOME TAXES. The provision for income taxes for the years ended December 31, 2001 and 2000 consisted of minimum state taxes of $2,400 and $1,600, respectively. At December 31, 2001, we had net operating loss carryforwards available to reduce future taxable income that aggregate approximately $26.7 million for Federal income tax purposes. These benefits begin to expire in 2017. We also had California net operation loss carryforwards in the amount of $14.2 million, which may be applied to future taxable income until these benefits begin to expire in 2002. Our ability to utilize the net operating loss carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed under Federal and state laws upon change in ownership. If we complete an acquisition consistent with our acquisition strategy, we may be unable to apply these net operating loss carryforwards at all.

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

     ADVERTISING REVENUES. Advertising revenues for the year ended December 31, 2000 and 1999 were approximately $5.7 million and approximately $2.7 million, respectively, which represented 60% and 53%, respectively, of total net revenues. The year over year increase in absolute dollars resulted from an increase in reciprocal advertising transactions and increases in the number of advertisers as well as the increase in average contract commitments of these advertisers as a result of increased web traffic to our web site. Reciprocal advertising arrangements are exchanges of similar services between the Company and the advertisers. These arrangements accounted for approximately 28% and 7% of total revenues for the twelve months ended December 31, 2000 and 1999, respectively. Reciprocal arrangements for the twelve months ended December 31, 2000 are the result of the Company's strategy in developing strategic relationships with other advertisers or service providers for non-cash media advertising.

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

     COST OF OPERATIONS. Cost of operations were approximately $7.3 million and $4.0 million for the years ended December 31, 2000 and 1999, respectively. Cost of operations increased 83%. Approximately 85% of the increase is the result of additional expenses related to costs for co-location (Internet connection charges) expenses. In the third quarter of 1999, we began providing Internet connectivity services to corporate customers and required purchases of additional bandwidth to service these customers. These costs are expected to continue to increase as our web traffic increases and our corporate customer require additional bandwidth for our "citizens". For the year ended December 31, 2000, the Company recognized hosting expenses for twelve months as compared to only six months in the year ended December 31, 1999. Approximately 6% of the increase is related to increased depreciation expense for capital purchased in 1999. Approximately 6% of the increase is related to the costs for consultants to improve our website. Separately, during the third quarter ended September 30, 2000, we also initiated cost effective measurement tools to limit the use of unauthorized excessive bandwidth or charging the individual users for the use of additional bandwidth. These cost measures resulted in cost savings to the Company in the third and fourth quarter of year 2000. We cannot be assured that these cost saving measures will continue to result in substantial savings or any savings at all.

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

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.0 million and $3.5 million for the twelve months ended December 31, 2000 and 1999, respectively. General and administrative costs consisted primarily of salaries and related costs for executives, administrative, and finance personnel, as well as legal, accounting and other professional service fees. Approximately $0.6 million of the increase in general and administrative expenses were primarily attributable to amortization of deferred compensation expense related to stock, warrants and options granted during the year to various consultants for the services. Approximately $0.4 million of the increase was the result of additional salaries and personnel costs. Approximately $0.4 million of the increase is related to higher insurance costs
associated with being a public company.   Also, the increase is the result of
legal fees related to the settlement agreement with the holder of convertible debentures. The Company also recorded approximately $500,000 provision for uncollectible accounts receivable. The Company expects that due to the highly volatile market conditions for internet related and other advertising companies, the provision for bad debt may be higher in the future. The above increases were offset by the decrease in expenditures related to the Merger with Plus Net, Inc. in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, the Company had cash and cash equivalents of approximately $8.6 million, compared to approximately $13.9 million at December 31, 2000. Net cash used in operating activities equaled approximately $5.3 million and $8.4 million for the twelve month periods ended December 31, 2001 and 2000, respectively. The decline in cash used was related to the decrease of approximately $5.8 million in net loss for the twelve months ended December 31, 2001 compared to the same twelve months ended December 31, 2000. However, in 2000 we incurred approximately $4.6 million of non-cash interest expense relating to a settlement agreement and issuance of warrants. Net adjustment related to customer receivables amounted to approximately $1.7 million.

     Net cash used in investing activities was approximately $26,400 and $744,100 for the twelve months ended December 31, 2001 and 2000, respectively. Substantially all of the cash used in investing activities for both periods was primarily related to the purchase of capital equipment.

     Net cash provided by financing activities was approximately $0 and $22.0 million for the twelve months period ended December 31, 2001 and 2000, respectively. Net cash provided by financing activities in 2000 consisted primarily of net proceeds from the issuance of our common stock.

     We incurred net losses of approximately $8.6 million and $11.4 million for the twelve months ended December 31, 2001, and 2000, respectively. At December 31, 2001, we had an accumulated deficit of approximately $36.2 million. The net losses and accumulated deficit resulted from the significant operational, infrastructure and other costs incurred in the development and marketing of our services and the fact that revenues failed to keep pace with such costs. Beginning in the fourth quarter of 2000, we initiated cost reductions in all areas of operations. We are continuing to review and reduce all non-essential expenditures while we pursue our acquisition strategy.

     We do not have any long-term commitments that currently require a specified capital budget other than normal operations. We believe that current cash, and cash equivalents would be sufficient to meet our anticipated operating cash needs for at least the next 12 months if the Merger with RAE Systems were not to take place. The obligations of RAE Systems to close the Merger are subject to, among other things, our net cash being at least $7,500,000. If we do not have $7,500,000 we may be forced to seek additional capital from outside sources. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instrument and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not engage in derivative instruments or hedging activities. Accordingly, there was no impact on the Company's financial statements from the adoption of SFAS No. 133 and SFAS No. 138.

In July 2001, the FASB issued SFAS No. 141 (SFAS 141), Business Combinations, which supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provision of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

In July 2001, the FASB also issued SFAS No. 142 (SFAS 142), Goodwill and Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using the fair value approach, except in certain circumstances, and whether there is an impairment indicator, other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and existing goodwill will no longer be subject to amortization. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued SFAS No. 143 (SFAS 143) Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost asset and classify the accrued amount as a liability in the balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect SFAS 143 will have on its financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144 (SFAS 144) Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operation to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position, results of operations, or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     As of December 31, 2001, we did not have any long term debt obligations. Therefore, an immediate 10% increase in market interest rates would not have a material adverse effect on our financial position. We currently do not have any material market rate risks. We could be exposed to market risk related to any debt obligations for financing working capital and capital equipment requirements in the future. Historically, we have financed such requirements from the issuance of both preferred and common stock. We continue to consider financing alternatives, which may include the incurrence of long term indebtedness. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. We believe that based on the terms and maturities of any future debt obligations that the market risk would be minimal.

EFFECTS OF INFLATION

     Due to relatively low levels of inflation in 1997, 1998, 1999, 2000 and 2001, inflation has not had a significant effect on our results of operations.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Our directors, executive officers and other key employees, and their ages, as of December 31, 2001 are as follows:

NAME                        AGE                      POSITION
--------------------------  ---  -------------------------------------------------

Robert A. Rositano, Jr.(1)   32  Chief Executive Officer, Secretary and Director

Dean Rositano (1)            29  President, Chief Operating Officer, Interim Chief
                                 Financial Officer and Director

Andrew Garroni (2)           45  Director

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

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     EXECUTIVE EMPLOYMENT AGREEMENTS. On August 1, 1998 Nettaxi Online Communities, Inc. entered into executive employment agreements with Robert A. Rositano, Jr. and Dean Rositano, and these agreements continued in effect after the reorganization with Swan Valley Snowmobiles, Inc. Pursuant to the terms of their individual executive employment agreements, Robert A. Rositano, Jr. is to perform the duties Chief Executive Officer and serve as a member of the board of directors, and Dean Rositano is to perform the duties of President and serve as a member of the board of directors. Each executive employment agreement provides for an annual base salary which may be increased by the board of directors, in its discretion. The base salary also is to increase by ten percent per annum, which increase shall be cumulative for each year. In connection with the adoption of our acquisition strategy in May 2001, each executive officer voluntarily agreed to accept reduced base salaries of $150,000. Under the executive employment agreements, each executive is also eligible for annual bonus compensation in the minimum amount of $50,000 up to a maximum amount equal to the base salary then payable. The board of directors is to determine the amount of the annual bonus based upon performance targets established by the board of directors. In 2001, each executive received the minimum bonus compensation payable.

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

ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to our Chief Executive Officer and President, collectively, the "named executives" during the years ended December 31, 1998, 1999, 2000 and 2001:


                         SUMMARY COMPENSATION TABLE (1)

                             ANNUAL COMPENSATION        LONG-TERM
                          ----------------------------  COMPENSATION
NAME AND PRINCIPAL                                      NUMBER OF SECURITIES
POSITION                   YEAR     SALARY   BONUS ($)  UNDERLYING
                                    ($)                 WARRANTS/ OPTIONS (#)
------------------------  -------  --------  ---------  ----------------------
Robert A. Rositano, Jr.   1998(2)    95,917          -              1,012,347
Chief Executive Officer     1999    156,550    132,500                600,000
                            2000    214,933    150,000                640,000
                            2001    184,818     50,000                380,000

Dean Rositano,            1998(2)    95,917          -              1,012,347
President                   1999    156,550    132,500                600,000
                            2000    214,933    150,000                640,000
                            2001    184,818     50,000                380,000

Robert Speicher, Vice       2000    179,229     50,000                250,000
President of Sales and      2001    320,869          -                      -
Marketing (3)

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

(3) Mr. Speicher was hired in 1999, but did not earn in excess of $100,000 in 1999. Mr. Speicher is no longer employed by Nettaxi. The amount of compensation shown for Mr. Speicher in 2001 includes a payment of $260,000 which was made in connection with the cessation of his employment with Nettaxi.

WARRANT AND OPTION GRANTS IN LAST YEAR

     The following table sets forth information concerning warrants and options granted to the named executives during 2001.

Warrant And Option Grants During Year Ended December 31, 2001(1)
------------------------------------------------------------------------------------------------------------------
Name            Number of    % of Total        Exercise   Expiration  Potential  Realizable  Value  at
                Securities   Warrants/         Price Per  Date        Assumed  Annual  Rates  of  Stock
                Underlying   Options Granted   Share                  Price  Appreciation  for  Option  Term
                Warrants/    to Employees in   ($/Sh)                 (3)
                Options      2001                                     --------------------------------------------
                Granted (#)                                           5%                     10%
------------------------------------------------------------------------------------------------------------------
Robert A.           380,000               29%       0.13      1/2010  $           76,635.61  $          116,482.62
Rositano, Jr.
(2)
------------------------------------------------------------------------------------------------------------------
Dean                380,000               29%       0.13      1/2010  $           76,635.61  $          116,482.62
Rositano (2)
------------------------------------------------------------------------------------------------------------------


(1)     No SARs were granted to either of the named executives during 2001. Each warrant and option represents the right to purchase one share of our common stock. In 2001, we granted employees options to purchase an aggregate of
1,300,000 shares of our common stock. The options shown may terminate before their expiration dates if the optionee's status as an employee is terminated or upon the optionee's death or disability.

(2)     Robert A. Rositano, Jr. and Dean Rositano were each granted options to purchase 380,000 shares of our common stock under two option agreements. Under each agreement, the options expire in twelve equal quarterly installments.

(3)     The amounts indicated in the columns under the heading "Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term" Amounts represent hypothetical gains that could be achieved for the respective warrants and options if exercised at their end of their respective terms. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future prices of the common stock. Actual gains, if any, on any exercises of warrants and options are dependent upon the future performance of our common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

WARRANT AND OPTION EXERCISES AND YEAR-END OPTION VALUES

     The following table sets forth information with respect to the Named Executives concerning their exercise of warrants during 2001 and exercisable and unexercisable stock options held by them as of December 31, 2001.


AGGREGATE WARRANT AND OPTION EXERCISES IN 2001 AND YEAR END OPTION VALUES
------------------------------------------------------------------------------------------------
NAME             Shares       Value     Number of Unexercised       Value of Unexercised In-the-Money
                 Acquired On  Realized  Options at Year End(#)      Options at Year End($) (1)
                 Exercise(#)  ($)       --------------------------  ----------------------------
                                        Exercisable  Unexercisable  Exercisable   Unexercisable
------------------------------------------------------------------------------------------------
Robert A.                  0      0.00      326,667      1,660,000  $     316.67  $     1,583.33
Rositano, Jr.
------------------------------------------------------------------------------------------------
Dean Rositano              0      0.00      326,667      1,660,000  $     316.67  $     1,583.33
------------------------------------------------------------------------------------------------
Robert Speicher            0      0.00            0              0  $       0.00  $         0.00
------------------------------------------------------------------------------------------------

(1)     The amounts shown in the columns under the heading "Value of Unexercised In-the-Money
Options at Year End" are based on a per share fair market value of our common stock equal to
$0.135 at December 31, 2001, the closing price for our common stock on that date as reported by various market makers for our common stock on the NASD O-T-C Market Bulletin Board. Neither of the Named Executives have options to purchase shares of common stock which were in the money at year end.

EMPLOYEE BENEFIT PLANS

     1999 STOCK OPTION PLAN. Our 1999 Stock Option Plan was adopted by the board of directors in January 2000, and amended the plan to increase the number of shares reserved for issuance under the plan in April, 2000. It has not been presented to our stockholders for ratification. The following description of our 1999 Stock Option Plan is a summary and qualified in its entirety by the text of the plan, which is filed as an exhibit to this annual report on Form 10-K. The purpose of the 1999 Stock Option Plan is to enhance our profitability and stockholder value by enabling us to offer stock based incentives to employees, directors and consultants. The 1999 Stock Option Plan authorizes the grant of options to purchase shares of common stock to employees, directors and consultants of Nettaxi and its affiliates. Under the 1999 Stock Option Plan, we may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. However, options granted under the plan may not qualify as incentive stock options because our plan was not presented for shareholder ratification.

     The number of shares available for options under the 1999 Stock Option Plan was initially 3,300,000. The board of directors amended the plan to increase the number of shares available for options to 8,900,000. As of December 31, 2001, 8,333 shares had been issued as a result of the exercise of options previously granted under the 1999 Stock Option Plan, 3,053,000 shares of common stock were subject to outstanding options and 5,838,667 shares were available for future grants. The exercise prices of the outstanding options ranged from $0.13 to $2.44. We have registered 3,300,000 of the shares subject to issuance under our 1999 Stock Option Plan, pursuant to our registration statement filed on Form S-8 (File No. 333-32678).

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

     The number of shares available for options under the 1998 Stock Option Plan is 3,000,000. As of December 31, 2000, 4,998 shares had been issued as the result of the exercise of options previously granted under the 1998 Stock Option Plan, 2,525,000 shares were subject to outstanding options and 470,002 shares were available for future grants. The exercise prices of the outstanding options ranged from $0.13 to $14.875. The options under the 1998 Stock Option Plan vest over varying lengths of time pursuant to various option agreements that we have entered into with the grantees of such options. We have registered the shares subject to issuance under our 1998 Stock Option Plan, pursuant to the Securities Act of 1933, pursuant to our registration statement on Form S-8 (File No. 333-32678).

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Nettaxi's common stock as of February 12, 2002 (i) by each of Nettaxi's directors; (ii) by each person known by Nettaxi to own beneficially more than five percent of our common stock; (iii) by our executive officers; and
(iv) by all directors and executive officers of Nettaxi as a group. The percentages of total shares of common stock set forth below assume that only the indicated person or group has exercised options and warrants which are exercisable within 60 days of February 12, 2002, and do not reflect the percentage of common stock which would be calculated if all other holders of currently exercisable options or warrants had exercised their securities.

     Unless otherwise indicated in the paragraphs following the table, the following individuals have sole voting and sole investment control with respect to the shares they beneficially own. Unless otherwise indicated, the address of each beneficial owner listed below is care of Nettaxi.com, 1875 S. Bascom Ave., No. 116, Campbell, California 95008.

--------------------------------------------------------------------------------
NAME OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP OF COMMON STOCK OF
                                          NETTAXI PRIOR TO THE MERGER
--------------------------------------------------------------------------------
EXECUTIVE OFFICERS AND DIRECTORS OF       NUMBER OF SHARES     PERCENT OF CLASS
NETTAXI:                                  BENEFICIALLY OWNED
                                          (2)
--------------------------------------------------------------------------------

Robert A. Rositano, Jr., Chief                     1,736,078                4.0%
Executive Officer, Secretary and
Director (3)
--------------------------------------------------------------------------------
Dean Rositano, President, Chief                    2,097,134                4.8%
Operating Officer, Interim Chief
Financial Officer and Director (4)
--------------------------------------------------------------------------------
Andrew Garroni, Director (5)                         225,000                  *

All directors and executive officers as            4,058,210                8.8%
a group (three persons)                   -------------------  -----------------
--------------------------------------------------------------------------------
OTHER 5% STOCKHOLDERS:
--------------------------------------------------------------------------------
Michael Gardner (6)                                2,914,600                6.5%
--------------------------------------------------------------------------------
HBK Investments L. P. (7)                          3,000,000                6.5%
--------------------------------------------------------------------------------


     *  Less  than  one  percent.

(1) Amounts calculated pursuant to the exchange ration; actual numbers may differ.

(2) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock and options on exercisable within 60 days of February 12, 2002 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person.

(3) The number of shares shown for Robert A. Rositano, Jr. includes 365,000 shares of common stock subject to options that are currently exercisable within 60 days of February 12, 2002. Robert A. and Dean Rositano are brothers.

(4) The number of shares shown for Dean Rositano includes 365,000 shares of common stock subject to options that are exercisable within 60 days of February 12, 2002. Robert A. and Dean Rositano are brothers.

(5) The number of shares shown for Andrew Garroni includes 150,000 shares of common stock subject to options that are currently exercisable.

(6) The shares shown for Mr. Gardner include 1,429,800 shares of common stock subject to warrants that are currently exercisable. Mr. Gardner's address is care of Baytree Capital Associates, LLC, 40 Wall Street, 58th Floor, New York, NY 10005. The Company obtained this information from Mr. Gardner's public filings on Form 13D.

(7) The number of shares shown for HBK Investments L.P. includes 3,000,000 shares of common stock subject to warrants that are currently exercisable. The shares shown for HBK Investments L.P. are held in the name of Montrose Investments, Ltd. HBK Investments L.P. has sole voting and dispositive power over these shares pursuant to an Investment Management Agreement with Montrose Investments, Ltd. Accordingly, Montrose has no beneficial ownership of such shares. The address for HBK Investments L.P. is 300 Crescent Ct. Ste 700, Dallas, Texas 75201. Nettaxi obtained this information from HBK Investments L.P.'s public filings on Form 13G.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following describes transactions to which we were or are a party and in which any of our directors, officers, or significant stockholders, or members of the immediate family of any of the foregoing persons, had or has a direct or indirect material interest.

     In March 2000, we granted Robert Speicher, our former Vice President of Sales and Marketing, options to purchase up to 150,000 shares of common stock under our 1999 Stock Option Plan. The exercise price for these options was not less than the fair market value on the date of grant. The right to purchase the shares accrued in 12 equal quarterly installments. Mr. Speicher's employment with Nettaxi ceased in 2001 and he received a payment in the amount of $260,000.

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

     On May 7, 2001 Nettaxi entered into an additional consulting agreement with Baytree Capital Associates, LLC under which Baytree identified and evaluated acquisition candidates, conducted due diligence and otherwise advised the company with respect to the structuring of a transaction with acquisition candidates. Mr. Michael Gardner is a principal member of Baytree. This agreement was superceded in August 2001 when Nettaxi entered into a new agreement with Baytree for the same purposes. To date, Baytree has not received compensation under this agreement.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)     DOCUMENTS FILED AS PART OF THIS REPORT:

     1. Financial Statements. The following financial statements of Nettaxi.com are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:


                                                                        CONTENTS
================================================================================


     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-1

     CONSOLIDATED FINANCIAL STATEMENTS
          Consolidated balance sheets                                        F-2
          Consolidated statements of operations                              F-3
          Consolidated statements of shareholders' equity                    F-4
          Consolidated statements of cash flows                              F-5
          Notes to consolidated financial statements                  F-6 - F-30



     2. Financial Statement Schedules. The financial statement schedules of Nettaxi.com have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

     3. Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit Number      Description of Exhibit
--------------      ----------------------

2.1 Agreement and Plan of Reorganization dated September 24, 1998 by and among Nettaxi Online Communities, Inc., the owners of all the outstanding shares of common stock of Nettaxi Online Communities, Inc. and the Company. (Incorporated by reference to exhibit 2.1 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129) which was declared effective on August 13, 1999)

2.2 Merger Agreement and Plan of Reorganization dated April 1, 1999 by and between Plus Net, Inc. and the Company. (Incorporated by reference to exhibit 2.2 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

2.3 Merger Agreement and Plan of Reorganization dated January 9, 2002 by and between RAE Systems Inc., RAES Acquisition Corporation and the Company. (Incorporated by reference to exhibit 2.1filed with the Registrant's Periodic Report on Form 8-K filed on January 10, 2002)

3.1 Articles of Incorporation of the Company. (Incorporated by reference to exhibit 3.1 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

3.2 Certificate of Amendment to the Articles of Incorporation of the Company. (Incorporated by reference to exhibit 3.2 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

3.3                 By-Laws of the Company (Incorporated by reference to exhibit
                    3.3 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))


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

10.54 Registration Rights Agreement dated as of April 28, 2000 by and between RGC International Investors, LDC and the Company. (Incorporated by reference to Exhibit 10.54 filed with the Registrant's registration statement on Form S-1 filed on June 2, 2000)

10.55 Warrant Agreement dated as of April 28, 2000 by and between RGC International Investors, LDC and the Company. (Incorporated by reference to Exhibit 10.54 filed with the Registrant's registration statement on Form S-1 filed on June 2, 2000)

10.56 Settlement Agreement and Mutual General Release dated as of April 28, 2000 by and between RGC International Investors LDC, Rose Glen Capital Management, L.P., RGC General Partner Corporation, Steve Katznelson, Gerald Stahlecker, Chris Hinkel and the Company. (Incorporated by reference to Exhibit 10.54 filed with the Registrant's registration statement on Form S-1 filed on June 2, 2000)

10.57 Consulting Agreement dated as of October 29, 2000 by and between the Company and Michael Gardner. (Incorporated by reference to Exhibit 10.57 filed with the Registrant's annual report on Form 10-K for the year ended December 31,
                    2000)

10.58 Online Advertising Insertion Order dated as of April 3, 2000 by and between the Company and Hearme.com. (Incorporated by reference to Exhibit 10.58 filed with the Registrant's annual report on Form 10-K for the year ended December 31,
                    2000)

10.59 Content License Agreement dated April 27, 2000 by and between the Company and ScreamingMedia. (Incorporated by reference to Exhibit 10.59 filed with the Registrant's annual report on Form 10-K for the year ended December 31,
                    2000)

10.60 Development and Revenue Sharing Agreement dated August 23, 2000 by and between the Company and Activeworlds.com, Inc. (Incorporated by reference to Exhibit 10.60 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2000)

10.61 GoTo.com Search Services Order dated as of September 1, 2000 by and between the Company and GoTo.com. (Incorporated by reference to Exhibit 10.61 filed with the Registrant's annual report on Form 10-K for the year ended December 31,
                    2000)

10.62 WebMall Co-Branded Web Page Agreement dated as of September 7, 2000 by and between the Company and StoreRunner Network, Inc. (Incorporated by reference to Exhibit 10.62 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2000)

10.63 Software License Agreement dated as of September 29, 2000 by and between the Company and Annuncio Software, Inc. (Incorporated by reference to Exhibit 10.63 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2000)

10.64 Consulting Services Agreement dated as of October 11, 2000 by and between the Company and Annuncio Software, Inc. (Incorporated by reference to Exhibit 10.64 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2000)

10.65 Online Advertising Services Contract dated as of February 1, 2001 by and between the Company Fastclick.com, Inc. (Incorporated by reference to Exhibit 10.65 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2000)

10.66 Gigabit Data Services Agreement dated as of March 2001 by and between the Company and Alchemy Communications, Inc. (Incorporated by reference to Exhibit 10.66 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2000)

10.67 Exit Traffic Agreement dated as of January 1, 2000 by and between the Company and Internet Fuel.com, Inc. (Incorporated by reference to Exhibit 10.67 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2000)

10.68 Consulting Agreement dated as of April 7, 2001 by and between the Company and Innovative Networks, Inc. (Incorporated by reference to Exhibit 10.68 filed with the Registrant's quarterly report on Form 10-Q for the quarterly period ended June 30, 2001)


10.69 Letter Agreement dated as of August 1, 2001 by and among the Company and Baytree Capital Associates, LLC (Incorporated by reference to Exhibit 10.69 filed with the Registrant's quarterly report on Form 10-Q for the quarterly period ended June 30, 2001)

21.1 Subsidiaries of the Company. (Incorporated by reference to exhibit 10.57 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-78129))

23.1                Consent of BDO Seidman, LLP


(b)                 Reports on Form 8-K.

     On December 11, 2001 we filed a report on Form 8-K to announce that we had entered into a non-binding letter of intent to merger with RAE Systems Inc. On January 10, 2002 we filed a report on Form 8-K to announce that we had entered into an agreement to merge with RAE Systems Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NETTAXI.COM

Date: February 21, 2002                        By:  /s /Dean  Rositano
                                               -----------------------------
                                               Dean Rositano,
                                               Chief Financial Officer
                                               (Principal Accounting and
                                               Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                                          TITLE                      DATE
-----------------------------------  ---------------------------------  -----------------

/s/Robert A. Rositano, Jr.           Chief Executive Officer,           February 21, 2002
-----------------------------------  Secretary and Director
  Robert A. Rositano, Jr.            (principal executive officer)

/s/Dean Rositano                     President Chief Financial Officer  February 21, 2002
-----------------------------------  and Director
  Dean Rositano                      (principal accounting officer)

/s/Andrew Garroni                    Director                           February 21, 2002
-----------------------------------
  Andrew Garroni

                                                                     NETTAXI.COM



                                                                        CONTENTS
================================================================================


     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-1

     CONSOLIDATED FINANCIAL STATEMENTS
          Consolidated balance sheets                                        F-2
          Consolidated statements of operations                              F-3
          Consolidated statements of shareholders' equity                    F-4
          Consolidated statements of cash flows                              F-5
          Notes to consolidated financial statements                  F-6 - F-30

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS


To The Board of Directors and Shareholders of
Nettaxi.com

We have audited the accompanying consolidated balance sheets of Nettaxi.com as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, on January 9, 2002, Nettaxi.com entered into a merger agreement under which Nettaxi.com, subject to shareholder approval, agreed to merge with RAE Systems, Inc. If the merger is consummated, Nettaxi.com will abandon its business model and adopt the business model of RAE Systems, Inc.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nettaxi.com as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/  BDO Seidman, LLP
San  Jose,  California
January 11, 2002

                                                                                   NETTAXI.COM


                                                                   Consolidated Balance Sheets
==============================================================================================

December 31,                                                            2001          2000
----------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents (Note 9)                                $ 8,586,800   $13,894,700
  Accounts receivable, net of allowance for doubtful accounts
   of $114,100 and $433,000, respectively (Note 9)                            -       775,100
  Prepaid expenses and other assets (Note 7)                            122,300     1,035,000
----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  8,709,100    15,704,800
----------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, net (Note 2)                                     77,000     1,748,300

PURCHASED TECHNOLOGY, net (Note 3)                                            -       319,000

OTHER INTANGIBLES, net (Note 3)                                               -        55,000

DEFERRED EXPENSE (Note 7)                                                     -       272,500

DEPOSITS                                                                  5,600        24,000
----------------------------------------------------------------------------------------------
                                                                    $ 8,791,700   $18,123,600
==============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $    49,200   $ 1,162,400
  Accrued expenses (Note 4)                                             134,700       397,900
----------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                               183,900     1,560,300
----------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 5, 9, and 12)

SHAREHOLDERS' EQUITY (Notes 6 and 7):
  Preferred stock, $0.001 par value; 1,000,000 shares authorized;
   no shares issued and outstanding                                           -             -
  Common stock subscribed                                               (95,000)      (95,000)
  Common stock, $0.001 par value; 200,000,000 shares authorized;
   43,124,586 shares issued and outstanding                              43,100        43,100
  Additional paid-in capital                                         44,897,900    44,732,900
  Deferred compensation                                                       -      (429,900)
  Accumulated deficit                                               (36,238,200)  (27,687,800)
----------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                            8,607,800    16,563,300
----------------------------------------------------------------------------------------------
                                                                    $ 8,791,700   $18,123,600
==============================================================================================
                                  See accompanying notes to consolidated financial statements.

                                                                        NETTAXI.COM


                                              Consolidated Statements of Operations
                                                                           (Note 1)
===================================================================================

Years ended December 31,                      2001          2000           1999
-----------------------------------------------------------------------------------
NET REVENUES (Notes 9 and 10)             $ 2,069,500   $  9,418,400   $ 5,032,800

OPERATING EXPENSES:
   Cost of operations                       4,258,100      7,307,700     4,003,800
   General and administrative               5,482,900      5,007,300     3,456,000
   Sales and marketing                        933,700      5,908,300     4,788,800
   Research and development                   381,300      1,563,000     2,186,700
-----------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                   11,056,000     19,786,300    14,435,300
-----------------------------------------------------------------------------------
LOSS FROM OPERATIONS                       (8,986,500)   (10,367,900)   (9,402,500)

OTHER INCOME (EXPENSE):
   Interest income                            447,900        703,800        75,100
   Interest expense (Notes 6 and 7)            (9,400)    (4,685,700)     (426,200)
-----------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                   (8,548,000)   (14,349,800)   (9,753,600)

INCOME TAXES (Note 8)                          (2,400)        (1,600)     (126,800)
-----------------------------------------------------------------------------------
NET LOSS                                  $(8,550,400)  $(14,351,400)  $(9,880,400)
===================================================================================
BASIC AND DILUTED LOSS PER COMMON SHARE   $     (0.20)  $      (0.36)  $     (0.46)
===================================================================================
WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                             43,124,586     39,381,211    21,274,203
===================================================================================
                       See accompanying notes to consolidated financial statements.

                                                                                                                  NETTAXI.COM


                                                                              Consolidated Statements of Shareholders' Equity
                                                                                                              (Notes 6 and 7)
==============================================================================================================================
                                          Common Stock        Common     Additional
                                      --------------------    Stock       Paid-in     Deferred      Accumulated
                                         Shares     Amount  Subscribed    Capital    Compensation     Deficit        Total
------------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 1998            14,110,000  $14,100  $(95,000)  $ 4,868,800  $          -   $ (3,455,800)  $ 1,332,100

Issuance of common stock in
  connection with pooling               7,000,000    7,000         -             -             -           (200)        6,800
  (Note 1)
Deferred compensation related                   -        -         -       702,700      (702,700)             -             -
  to stock options
Amortization of deferred                        -        -         -             -       211,300              -       211,300
  compensation
Interest related to issuance                    -        -         -       361,200             -              -       361,200
  of warrants
Warrants exercised for                    150,000      100         -     1,181,200             -              -     1,181,300
  common stock
Exchange of convertible notes
  payable and accrued interest            802,223      800         -     1,862,500             -              -     1,863,300
Proceeds from the issuance of             802,223      800         -     1,862,500             -              -     1,863,300
  common stock
Issuance of common stock                  350,000      400         -     1,060,400             -              -     1,060,800
  for services
Net loss                                        -        -         -             -             -     (9,880,400)   (9,880,400)
------------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 1999            23,214,446   23,200   (95,000)   11,899,300      (491,400)   (13,336,400)   (2,000,300)

Exchange of convertible notes
  payable and accrued interest          2,382,472    2,400         -     3,317,500             -              -     3,319,900
Proceeds from the issuance of             632,472      600         -       834,300             -              -       834,900
  common stock
Deemed interest on settlement                   -        -         -     3,896,000             -              -     3,896,000
  agreement
Deferred compensation related                   -        -         -       512,200      (512,200)             -             -
  to stock options
Amortization of deferred                        -        -         -             -       573,700              -       573,700
Compensation
Conversion of trade payables to           778,982      800         -     1,557,200             -              -     1,558,000
common stock
Warrants issued in conjunction with
  conversion of  trade payables                 -        -         -       541,400             -              -       541,400
Issuance of common stock                  686,250      700         -       947,800             -              -       948,500
  for services
Warrants issued for services                    -        -         -        84,000             -              -        84,000
Proceeds from sale of common stock,
  net of costs of $1,831,600           15,416,633   15,400         -    21,127,200             -              -    21,142,600
Issuance of common stock due to
  the exercise of stock options            13,331        -         -        16,000             -              -        16,000
Net loss                                        -        -         -             -             -    (14,351,400)  (14,351,400)
------------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 2000            43,124,586   43,100   (95,000)   44,732,900      (429,900)   (27,687,800)   16,563,300

Amortization of deferred                        -        -         -             -       429,900              -       429,900
  compensation
Options granted for services                    -        -         -       165,000             -              -       165,000
Net loss                                        -        -         -             -                   (8,550,400)   (8,550,400)
------------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 2001            43,124,586  $43,100  $(95,000)  $44,897,900    $        -   $(36,238,200)  $ 8,607,800
==============================================================================================================================
                                                                 See accompanying notes to consolidated financial statements.

                                                                                        NETTAXI.COM


                                                              Consolidated Statements of Cash Flows
                                                                                          (Note 11)
===================================================================================================

Years Ended December 31,                                      2001          2000           1999
---------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                 $(8,550,400)  $(14,351,400)  $(9,880,400)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Loss on disposal of equipment                             327,600              -             -
    Depreciation and amortization                             939,500      1,195,300       595,900
    Write-down of assets                                      823,000              -             -
    Allowance for doubtful accounts                          (318,900)       349,400        52,400
    Issuance of common stock for interest on
     convertible notes                                              -        119,900        63,300
    Issuance of common stock for services (Note 7)            955,700      1,019,400        34,200
    Compensation expense related to options
     and warrants granted                                     595,600        615,700       211,300
    Interest expense related to settlement agreement                -      2,400,000             -
    Interest expense related to issuance of warrants                -      2,196,400       202,200
    Changes in operating assets and liabilities:
       Accounts receivable                                  1,094,000         57,100    (1,100,300)
       Prepaid expenses and other assets                      228,800       (231,000)      (62,700)
       Accounts payable                                    (1,113,200)    (1,321,000)    3,854,500
       Accrued expenses                                      (265,600)      (262,800)      585,100
       Deferred revenue                                             -              -       (47,000)
       Income taxes payable                                     2,400       (124,000)      125,600
---------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                      (5,281,500)    (8,337,000)   (5,365,900)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits                                                     18,400         26,900       (50,900)
  Proceeds from sale of equipment                              28,500              -             -
  Capital expenditures                                        (73,300)      (771,000)   (2,105,400)
---------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                         (26,400)      (744,100)   (2,156,300)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on obligations under capital lease                        -         (5,400)       (7,300)
  Proceeds from convertible notes payable                           -              -     5,000,000
  Net proceeds from issuance of common stock                        -     21,993,500     3,051,400
---------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           -     21,988,100     8,044,100
---------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (5,307,900)    12,907,000       521,900

CASH AND CASH EQUIVALENTS, beginning of year               13,894,700        987,700       465,800
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                    $ 8,586,800   $ 13,894,700   $   987,700
===================================================================================================
                                       See accompanying notes to consolidated financial statements.

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

                    Nettaxi.com is an Internet marketing portal that provides a wide range of content and Internet based services for consumers and businesses. Subscribers to the Company's web site, www.nettaxi.com, are also provided with access to enhanced content such as broadband video clips and e-mail accounts. In 1999, the Company developed a diversified revenue model under which it provided subscribers with access to web site hosting services an a broad range of content, and provided affiliated businesses with access to a large population of Internet users for advertising and promotional purposes. The Company also provided web site hosting and Internet connectivity services for corporate customers.

                    The Company's principal executive offices are located in Campbell, California.

                    Beginning in April 2001, the bankruptcy and liquidation of many of the Company's Internet based customers and suppliers caused management to re-evaluate the Company's business model. Since the Internet infrastructure was unstable and customer base financially weak, management began to take corrective action to significantly decrease cash burn and determine the best course of action to maintain and enhance the value of the Company. In this regard, management implemented an acquisition strategy pursuant to which it has been seeking to identify an appropriate entity with which to merge, acquire or restructure the Company's current business.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    Beginning in May 2001, management reduced the Company's overhead and burn rate by reducing the salaries of employees and reducing the number of personnel, marketing expenses and costs associated with the Company's hosting activities. Effective July 7, 2001, the Company terminated its significant co-hosting customer contracts. In connection with this, it also discontinued the purchase of bandwidth and premium services from its third party provider. The terminations reduced operating expenses, and materially affected the Company's revenues beginning in the third quarter of 2001.

                    The Company continues to operate its website, however, following the implementation of an acquisition strategy, the Company has not pursued any revenue generating activities in the last six months of 2001.

                    The Company's current management team, consisting of finance and administrative employees is in place to maintain operations and enable ongoing review and analysis of acquisition candidates and to assist in the consummation of an appropriate transaction. Management has also engaged the services of an investment banker, to assist in this process (see Note 12).

                    Current  Developments

                    On January 9, 2002 Nettaxi.com executed a definitive merger agreement which contemplates the merger of RAES Acquisition Corporation, a California corporation and wholly owned subsidiary of Nettaxi.com with RAE Systems, Inc., a California corporation that designs and manufacturers portable gas detection instruments and wireless monitoring and communications equipment. Under the terms of the merger agreement, unanimously approved by both Boards of Directors, RAE Systems shareholders will receive approximately 80% of the outstanding shares of the combined entity. Subject to the approval of shareholders, Nettaxi.com shares will be reverse split at the ratio of 5.67 to 1 prior to the closing of the merger. The management and Board of Directors of Nettaxi will resign at the closing of the merger and be replaced with the Board of Directors and management team of RAE Systems. It is the understanding of the respective parties that upon completion of the merger the going-forward operating activities of the combined company will be that of RAE Systems, Inc. The transaction, which is expected to be tax-free to shareholders of both companies for U.S. Federal income tax purposes is subject to the approval of each party's shareholders(see Note 12). Upon completion of the merger, the new company will be known as RAE Systems Inc.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    Consolidation

                    The accompanying consolidated financial statements include the accounts of Nettaxi.com and its wholly-owned subsidiaries, Nettaxi OnLine Communities, Inc. and RAES
                    Acquisition Corporation. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    Property  and  Equipment

                    Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated economic useful lives of the assets, as follows:

                                                          Estimated useful lives
                   -------------------------------------------------------------

                   Furniture and fixtures                               5 years
                   Office equipment                                     5 years
                   Computers and equipment                              3 years
                   -------------------------------------------------------------

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

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    Advertising revenue include barter revenues, which are the exchange by Nettaxi.com of advertising space on Nettaxi.com's web sites for reciprocal advertising space on other web sites. Revenues from these barter transactions are recorded as advertising revenues at the lower of the estimated fair value of the advertisements received or delivered and are recognized when the advertisements are run on Nettaxi.com's web sites. Barter expenses are recorded when Nettaxi.com's advertisements are run on the reciprocal web sites, which is typically in the same period as when advertisements are run on Nettaxi.com's web sites. Barter revenues and related expenses for the years ended December 31, 2001, 2000, and 1999 were approximately $0, $2,224,800, and $343,400, respectively, representing 0%, 28%, and 7% of net revenues, respectively.

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

                    Royalty revenues are earned on sales of the Company developed CD-Rom "Internet the City" by third-party distributors. Third-party distributors package the CD-Rom with their products for sale to the end-user. The distributor remits payments to the Company 90 days after the sales of their product to the end-user and the end-user does not have a right of return. The Company recognizes these revenues only upon receipt of payment from the distributor.

                    The Company is in contract with several partners in revenue and expense sharing agreements. The agreements provide for the Company to earn revenues based on the sale of third-party suppliers products. For those transactions, where the Company receives either a percentage of the transaction or a fixed fee, revenues are recorded net.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    The Company charges its co-hosting customers one-time installation fees. Prior to January 31, 2001, the Company recognized these fees upon completion of the installation. In accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition one-time installation fees are to be deferred and systematically recognized as the products and/or services are delivered and/or performed over the term of the arrangement or the expected period of performance that the fees are earned. The Company did not recognize any one-time installation fees in 2001.

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

                    Advertising  Costs

                    The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 2001, 2000, and 1999, were approximately $74,700, $2,365,600, and $2,831,300, respectively.

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

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    In  March  2000,  the  Financial  Accounting Standards Board
                    (FASB) issued Interpretation (Interpretation) No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, which became effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation had no significant impact on the Company's financial statements.

                    Basic  and  Diluted  Loss  Per  Common  Share

                    In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which was effective December 28, 1997. Conforming to SFAS No. 128, the Company changed its method of computing earnings per share and restated all prior periods included in the consolidated financial statements. Basic loss per common share is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted per-common-share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding. Anti-dilution provisions of SFAS 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. For the periods reported, there were no differences between basic and diluted earnings per share. The number of potential common shares not included in diluted earnings per share, due to their being anti-dilutive, are 25,953,816, 23,994,732, and 3,838,679, for the years ended December 31, 2001, 2000, and 1999, respectively. All share and per share information has been adjusted for the shares exchanged for the common stock of Plus Net, Inc.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    Adoption  of  New  Accounting  Pronouncements

                    In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instrument and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not engage in derivative instruments or hedging activities. Accordingly, there was no impact on the Company's financial statements from the adoption of SFAS No. 133 and SFAS No. 138.

                    In July 2001, the FASB issued SFAS No. 141 (SFAS 141), Business Combinations, which supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling- of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provision of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

                    In July 2001, the FASB also issued SFAS No. 142 (SFAS 142), Goodwill and Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using the fair value approach, except in certain circumstances, and whether there is an impairment indicator, other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and existing goodwill will no longer be subject to amortization. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    In August 2001, the FASB issued SFAS No. 143 (SFAS 143) Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost asset and classify the accrued amount as a liability in the balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect SFAS 143 will have on its financial position, results of operations, or cash flows.

                    In October 2001, the FASB issued SFAS No. 144 (SFAS 144) Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operation to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position, results of operations, or cash flows.

2.  PROPERTY AND    Property  and  equipment  consisted  of  the  following:
    EQUIPMENT

                    December 31,                      2001        2000
                    -----------------------------  ----------  ----------
                    Computers and equipment        $1,470,900  $2,721,100
                    Furniture and fixtures             55,200     203,600
                    Office equipment                   55,100      55,100
                    -----------------------------  ----------  ----------

                                                    1,581,200   2,979,800
                    Less accumulated depreciation   1,504,200   1,231,500
                    -----------------------------  ----------  ----------

                                                   $   77,000  $1,748,300
                    =====================================================

                    In the fourth quarter of 2001, the Company had a third-party appraisal carried out of its property and equipment. As a result of this appraisal the Company recorded asset impairment charges of $551,000.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

3. PURCHASED        Purchased  technology and other intangibles consisted of the
   TECHNOLOGY AND   following:
   OTHER
   INTANGIBLES

                    December 31,                     2001      2000
                    -----------------------------  --------  --------
                    Purchased technology           $870,000  $870,000
                    Less accumulated amortization   870,000   551,000
                    -----------------------------  --------  --------
                                                   $     --  $319,000

                    Other intangibles              $150,000  $150,000
                    Less accumulated amortization   150,000    95,000
                    -----------------------------  --------  --------
                                                   $     --  $ 55,000
                    =================================================

                    As a result of the decision taken by management in mid-2001 to implement an acquisition strategy and to terminate the Company's significant co-hosting customer contracts, the projected undiscounted cash flows to support the value of the purchased technology and other intangibles were no longer deemed adequate. In 2001, the Company wrote-down its purchased technology and other intangibles by $232,000 and $40,000, respectively.

4.  ACCRUED         Accrued  expenses  consisted  of  the  following:
    EXPENSES

                    December 31,                    2001      2000
                    ----------------------------  --------  --------
                    Professional fees             $109,300  $157,300
                    Payroll and related expenses     2,300    97,800
                    Marketing                            -    83,800
                    Other                           23,100    59,000
                    ----------------------------  --------  --------
                                                  $134,700  $397,900
                    ================================================

5.  LEASE           The  Company  leases  its facility under an operating lease,
    COMMITMENTS     which  expires  on May 31, 2002. The facility lease requires the Company to pay certain maintenance and operating expenses, such as taxes, insurance, and utilities. Rent expense for the years ended December 31, 2001, 2000, and 1999, was $245,300, $281,600, and $178,000, respectively.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    In 1999, the Company entered into operating leases on certain vehicles. For the years ended December 31, 2001, 2000, and 1999, rent expense related to the vehicle leases aggregated $5,300, $5,300, and $2,600.

                    A summary of the future minimum payments required under noncancelable operating leases with terms in excess of one year follows:

                                                                  Operating
                    Year Ending December 31,                        Leases
                    --------------------------------------------  ----------
                    2002                                          $   23,800
                    --------------------------------------------  ----------
                                                                  $   23,800
                    ========================================================

6. CONVERTIBLE On March 31, 1999 the Company entered into a $5,000,000 NOTES PAYABLE, Convertible Debt Financing Agreement (the Agreement) with RELATED PARTY RGC International Investors, LDC (RGC). The convertible debenture bears interest at 5% and matures on March 31, 2004. The debentures are convertible at the option of the holder into that number of shares of common stock equal to the principal amount of the debentures to be converted including all accrued interest, divided by the conversion price specified in the debentures. The conversion price is the lesser of a variable or fixed conversion price. The variable conversion price is based on the trading price of the Company's common stock over a fixed period to conversion of the debentures, and the fixed conversion price is $11.88.
                    The fixed conversion price represents 120% of the average of the three lowest trades ten days prior to the effective date of the Agreement.

                    In accordance with the terms of the debt agreement, RGC converted, in November and December 1999, $1,800,000 of the debentures, with accrued interest of $63,300, into 802,223 shares of common stock and, in January and February 2000, $800,000 of the debentures, with accrued interest of $34,900 into 632,472 shares of common stock.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

7.  SHAREHOLDERS'   COMMON STOCK
    EQUITY

                    In May 1999, the Company completed a merger in a single transaction with Plus Net, Inc. (as discussed in Note 1) by exchanging 7,000,000 shares of its common stock for all of the common stock of Plus Net, Inc. Each share of Plus Net was exchanged for 1,000 shares of Nettaxi common stock. The merger constituted a tax-free reorganization and was accounted for as a pooling of interest under Accounting Principles Board Opinion No. 16.

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

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                    The Company amortized the aggregate consideration given over the term of the agreement and fully recognized the unamortizated portion in the second quarter of 2001. Included in prepaid expenses and deferred expenses was as of December 31, 2000, $926,500, representing the then unamortized portion of the consideration given for these consulting services.

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

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                    The Company estimates the fair value of warrants at the grant date by using the Black-Scholes valuation model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999: dividend yield of 0%; expected volatility of 94%, 138%, and 69%; risk-free interest rate of 5.5%, 6.2%, and 6.2%; and the expected contractual lives of the warrant. The computed value is charged to operations or interest over the term of the related agreements.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                    In consideration for the early exercise of the warrants, the exercise price for the warrants was decreased from $12.375 to $7.875 and the Company issued RGC warrants to purchase an additional 150,000 shares of common stock at $7.875. These warrants were subsequently, due to anti-dilution provisions, issued at an exercise price of $4.38 per share, resulting in an increase in the number of shares issuable upon exercise of the warrants to 269,692. The Company recognized an additional $245,700 of interest expense associated with these warrants. In 2000 and 1999, the Company recognized $159,000 and $86,700 of this amount as interest expense respectively.

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

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    In October 2000, the Company issued warrants for consulting services, which vested immediately to purchase 350,000 shares of common stock at an exercise price of $0.35 per share. The aggregate value of these warrants, $84,000, was amortized over a four months period. In 2001 and 2000, the Company recognized $42,000 and $42,000 of this amount, respectively.


                    In April 2001, the Company issued warrants, which vested immediately, to purchase 1,500,000 shares of common stock at an exercise price of $0.13 for financial consulting services. The aggregate value of these warrants amounted to $165,000. Included in prepaid expenses as of December 31, 2001, is $41,200 representing the unamortized portion of the consideration given for these consulting services.

                    STOCK  OPTION  PROGRAM

                    In September 1998, the Company adopted the 1998 Stock Option Plan and, in January 2000, the Board of Directors adopted the 1999 Stock Option Plan (collectively "the Plans"), which is subject to its ratification by the shareholders.

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

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    A summary of the status of the Company's stock option plan as of December 31, 2001, 2000, and 1999, and changes during the years then ended is presented in the following table:

                                                               Options Outstanding
                                    ----------------------------------------------------------------------------
                                        December 31, 2001          December 31, 1999         December 31, 2000
                                    -------------------------  ------------------------  -----------------------
                                                   Weighted-                  Weighted-               Weighted-
                                                    Average                    Average                 Average
                                                   Exercise                   Exercise                 Exercise
                                        Shares      Price          Shares       Price       Shares     Price
                    --------------------------------------------------------------------------------------------
                    Beginning         5,293,916   $     4.83     2,580,166   $     9.47     280,000   $     0.80
                    Granted           3,005,000   $     0.16     3,931,600   $     1.88   2,614,000   $    10.40
                    Exercised                --   $       --       (13,331)  $     1.20          --   $       --
                    Forfeited        (2,720,916)  $     2.45    (1,204,519)  $     5.19    (313,834)  $     9.45
                                    ------------               ------------              -----------

                    Ending            5,578,000   $     3.47     5,293,916   $     4.83   2,580,166   $     9.47
                    =========       ============  ===========  ============  ==========  ===========  ==========

                    Exercisable at
                      year-end        4,521,734                  2,368,750                  640,499
                                    ============               ============              ===========

                    Weighted-average fair value of options granted during the period:

                                                  $     0.11                 $     1.34               $     5.71
                                                  ===========                ===========              ==========

                    The following table summarizes information about stock options outstanding as of December 31, 2001:

                                            Options Outstanding
                                  ---------------------------------------    Options Exercisable
                                                Weighted-                  -------------------------
                                                 Average      Weighted-                   Weighted-
                      Range of                  Remaining     Average                     Average
                      Exercise     Number      Contractual    Exercise      Number        Exercise
                       Prices     Outstanding  Life (Years)    Prices      Exercisable     Prices
                    --------------------------------------------------------------------------------
                    $0.01-0.75     1,408,000          7.53  $        0.16      593,826  $       0.17
                    $0.76-1.00       165,000          3.50  $        0.80      165,000  $       0.80
                    $1.01-2.00     1,199,000          6.46  $        1.50    1,221,894  $       1.48
                    $2.01-5.00     1,396,000          7.76  $        2.44      921,894  $       2.44
                    $5.01-10.00    1,200,000          7.61  $        9.08    1,200,000  $       9.08
                    $10.01-15.00     210,000          6.87  $       13.91      205,528  $      13.96
                    --------------------------------------                 -----------
                                   5,578,000                $        3.47    4,521,734  $       4.13
                                  ===========               =============  ===========  ============

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    During the years ended December 31, 2001, 2000, and 1999, the Company recorded deferred compensation of approximately $0, $512,200, and $702,700, respectively, relating to the issuance of 0, 380,000, and 285,000 consultant options, respectively, for administrative and sales and marketing services. These amounts were computed using the Black-Scholes option valuation model. The related amortization was charged to operations over the term of the related consulting agreements. In 2001, 2000, and 1999, such amortization amounted to approximately $429,900, $573,700, and $211,300, respectively. The weighted-average assumptions used to compute the value of the options granted in 2000 and 1999 were as follows: dividend yield of 0%; expected volatility of 110% and 82%; risk-free interest rate of 6.2% and 6.2%; and expected lives of two years.

                    SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net (loss) income and (loss) earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option valuation model with the following weighted average assumptions used for grants in 2001, 2000, and 1999: dividend yield of 0%; expected volatility of 96%, 124%, and 112%; risk-free interest rate of 5.0%, 6.2%, and 6.2%; and expected lives of three years for all plan options.

                    Under the accounting provisions of SFAS No. 123, the Company's net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below:

                                            2001           2000           1999
                    ---------------------------------------------------------------
                    Net income (loss):
                      As reported       $ (8,550,400)  $(14,351,400)  $ (9,880,400)
                      Pro forma         $(11,905,200)  $(19,426,800)  $(11,516,600)

                    Basic and diluted earnings (loss) per share:
                      As reported       $      (0.20)  $      (0.36)  $      (0.46)
                      Pro forma         $      (0.28)  $      (0.49)  $      (0.54)

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

8.  INCOME TAXES    The  provision  for income taxes for the year ended December
                    31, 1999 relates to the earnings of Plus Net, Inc. prior to the merger. The provision for income taxes for the years ended December 31, 2001 and 2000 consisted of minimum state taxes.

                    The following summarizes the differences between income tax expense and the amount computed applying the Federal income tax rate of 34% for the years ended December 31, 2001, 2000, and 1999:

                                                     2001          2000          1999
                    ---------------------------------------------------------------------
                    Federal income tax
                      benefit at statutory rate  $(2,720,000)  $(4,675,000)  $(3,316,200)
                    State income taxes, net
                      of federal benefit            (466,000)     (799,000)     (566,500)
                    Nondeductible book
                      expenses                       555,000     2,308,000             -
                    Tax benefit not currently
                      recognizable                 2,404,000     2,992,900     3,884,100
                    Other                            229,400       174,700       125,400
                    ---------------------------------------------------------------------

                    Provision for income taxes   $     2,400   $     1,600   $   126,800
                    =====================================================================

                    The Company's effective tax rate differs from the statutory federal income tax principally as a result of federal and state net operating losses for which no deferred benefit is recognized due to a full valuation allowance provided on the resulting deferred tax asset.

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2001, 2000, and 1999 are as follows:

                    December 31,                     2001           2000          1999
                    ----------------------------------------------------------------------
                    Net operating loss
                      carryforward               $  9,994,000   $ 7,375,000   $ 4,558,900
                    Depreciation and
                      amortization                    280,000       (36,000)     (216,800)
                    Accrued compensation
                      and benefits                          -        37,000       562,700
                    Reserves not currently
                      deductible                       61,000       555,000        33,300
                    ----------------------------------------------------------------------
                    Net deferred tax asset         10,335,000     7,931,000     4,938,100
                    Valuation allowance           (10,335,000)   (7,931,000)   (4,938,100)
                    ----------------------------------------------------------------------

                    Reported deferred tax asset  $          -   $          -  $         -
                    ======================================================================

                    As of December 31, 2001, the Company had a federal net operating loss (NOL) carryforward in the amount of $26,754,000 which may be applied to future taxable income until these benefits begin to expire in 2017. The Company also had a California NOL carryforward in the amount of $14,200,600 which may be applied to future taxable income until these benefits begin to expire in 2002.

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

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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


10.  MAJOR          In  2001,  three  customers accounted for approximately 47%,
     CUSTOMERS      25%, and 19% of revenues, respectively, with related account receivable as of December 31, 2001 of $0, $0, and $0, respectively.

                    In 2000, four customers accounted for approximately 20%, 13%, 11%, and 10% of revenues, respectively, with related account receivable as of December 31, 2000 of $294,000, $0, $95,200, and $0, respectively.

                    In 1999, one customer accounted for approximately 17% of revenues, with related account receivable as of December 31, 1999 of $250,000.

11.  SUPPLEMENTAL   The  following is supplemental disclosure for the statements
     DISCLOSURE     of  cash  flows.
     OF CASH FLOW
     INFORMATION

                    Years Ended December 31,                2001      2000        1999
                    --------------------------------------------------------------------
                    CASH PAID:
                      Income taxes                        $    -  $  127,200  $    1,600
                      Interest                            $9,400  $        -  $    3,000

                    NONCASH INVESTING AND
                      FINANCING ACTIVITIES:
                        Issuance of common stock for
                          convertible notes payable plus
                          accrued interest                $    -  $3,319,900  $1,863,300
                        Issuance of common stock
                          for consulting services         $    -  $  948,500  $1,060,800
                        Issuance of common stock
                          for trade payables              $    -  $1,558,000  $        -
                        Warrants issued in conjunction
                          with debt financing             $    -  $        -  $  361,200
                    ====================================================================

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

12. COMMITMENTS On May 1, 2001 seven shareholders of Nettaxi filed an action AND CONTINGENCIES against the Company. The complaint also names the Company's
                    Chief  Executive  Officer,  President  and  former  Chief
                    Financial Officer as additional defendants. The complaint alleged that the Company violated securities laws in connection with its February 2000 private placement. The complaint was amended on May 23, 2001. The amendment addressed factual matters and added three new plaintiffs to the lawsuit. Shortly after filing the amended complaint, the Company, pursuant to the rules of the District Court, met with plaintiffs and pointed out further factual inaccuracies and deficiencies. Plaintiffs, then, chose to attempt to amend their complaint for a second time. Six of the plaintiffs purchased shares of Nettaxi common stock in the February 2000 private placement. Prior to filing the complaint the plaintiffs demanded the refund of all of the money invested in Nettaxi and demanded that the exercise price of the warrants issued in the private placement be reduced from $4.00 to $0.25 per share. Additionally, prior to filing the complaint, Nettaxi was asked to invest capital in a company affiliated with one of the plaintiffs. In the complaint, the plaintiffs seek compensatory damages, injunctive relief and fees and interest. On October 1, 2001, the Company filed a motion to dismiss the complaint filed by Plaintiffs. In response, Plaintiffs have given notice that they intend to seek court permission to file a third amended complaint to attempt to recharacterize their claims and to remove some claims which Plaintiffs concede are contrary to the law. Management believes that the allegations made in the complaint are without merit and that this lawsuit reflects shareholder frustration over the recent downturn in the stock market and will defend the action vigorously.

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

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                    In May 2001, the Company entered into an agreement with an investment banker to provide, on a semi-exclusive basis, services in connection with identifying a potential merger candidate and to assist in negotiating and effecting a transaction. The terms of the agreement provide for compensation to be paid to the investment banker upon the successful closing of a transaction in the amount of 5% of the total amount of the transaction up to $3 million and 2% of the remaining amount of the transaction, payable, at the election of the investment banker, in cash or common stock of the Company and a warrant exercisable to purchase up to 5% of the Company's common stock at a purchase price as defined in the agreement

                    On January 9, 2002, the Company entered into a merger agreement under which the Company, subject to shareholder approval, agreed to merge with RAE Systems, Inc. If the Company's shareholders do not approve of the merger, the Company shall pay RAE Systems, Inc., within five days of the date of the termination of the merger agreement, an amount equal to $250,000.

                    If the merger is consummated, with a change in control of the Company as a result, the two officers of the Company will each be entitled to receive a severance package consisting of a cash payment of $150,000; accelerated vesting on outstanding options to purchase 67,020 shares of common stock (after taking into account the 5.67 to 1 reverse split) at an exercise price of $0.737 per share, and a cash bonus of an amount necessary to exercised price of $0.737 per share, and a cash bonus of an amount necessary to exercise the options; and warrants to purchase up to 176,366 shares of common stock (after taking into account the 5.67 to 1 reverse split) at an exercise price of $1.134 per share.

13.  VALUATION AND                                             Additions
     QUALIFYING                                Balance        Charged to                 Balance
     ACCOUNTS                               as of Beginning   Costs  and                as of End
                         Description           of Period       Expenses   Deductions    of Period
                    ------------------------------------------------------------------------------
                    2001:
                      Allowance for
                        doubtful accounts  $        433,000  $     2,600  $ (321,500)  $   114,100

                    2000:
                      Allowance for
                        doubtful accounts  $         83,600  $   504,900  $ (155,500)  $   433,000

                    1999:
                      Allowance for
                         doubtful accounts  $        31,200  $    52,400  $        -   $    83,600
                    ==============================================================================

                                                                     NETTAXI.COM



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

14.  QUARTERLY      The  summarized  quarterly  financial  data  presented below
     INFORMATION    reflect  all  adjustments,  which,  in  the  opinion  of
     (UNAUDITED)    management,  are  of a normal and recurring nature necessary to present fairly the results of operations for the periods presented. Effective July 7, 2001, the Company terminated its significant co-hosting customer contracts and effectively ceased all revenue generating activities.

    Year Ended          First         Second          Third       Fourth
      December 31,     Quarter        Quarter         Quarter     Quarter        2001
-----------------------------------------------------------------------------------------
Net revenues        $ 1,192,500   $   869,700   $     7,000   $       300   $  2,069,500
Gross profit
  (loss)               (761,300)   (1,282,200)     (145,400)          300     (2,188,600)
Operating (loss)     (2,533,800)   (4,408,100)     (914,500)   (1,130,100)    (8,986,500)
Net (loss)           (2,361,300)   (4,286,200)     (826,500)   (1,076,400)    (8,550,400)
Basic and diluted
  (loss) per
  common share            (0.05)        (0.10)        (0.02)        (0.02)         (0.20)
=========================================================================================

    Year Ended          First         Second          Third       Fourth
      December 31,     Quarter        Quarter         Quarter     Quarter        2000
-----------------------------------------------------------------------------------------
Net revenues        $ 2,764,900   $ 2,984,900   $ 2,254,000   $ 1,414,600   $  9,418,400
Gross profit
  (loss)                991,400     1,063,100       600,600      (544,400)     2,110,700
Operating (loss)     (2,696,500)   (2,605,400)   (2,360,500)   (2,705,500)   (10,367,900)
Net (loss)           (2,769,000)   (6,461,600)   (2,132,200)   (2,988,600)   (14,351,400)
Basic and diluted
  (loss) per
  common share            (0.09)        (0.15)        (0.05)        (0.07)         (0.36)
=========================================================================================