Form 10-Q
period 2002-03-31
RAE SYSTEMS INC
filed 2002-05-14
CIK 1084876

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE PERIOD FROM ____________ TO _____________

COMMISSION FILE NUMBER: 000-26109

RAE Systems Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0588488
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1339 Moffett Park Drive
Sunnyvale, California 94089
408-752-0723
(Address of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports, and (2) has been subject to filing requirements for the past 90 days.

YES ☒        NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2002
Common Stock, $0.001 Par Value	44,933,013

RAE Systems Inc.

INDEX

Nettaxi.com

Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

(a) Nettaxi.com Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001

(b) Nettaxi.com Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2002 and 2001

(c) Nettaxi.com Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001

(d) Nettaxi.com Notes to Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

RAE Systems Inc.

Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

(a) RAE Systems Inc. Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001

(b) RAE Systems, Inc. Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2002 and 2001

(c) RAE Systems Inc. Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2002 and March 31, 2001

(d) RAE Systems Inc. Notes to Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 6.	Exhibits and Reports on Form 8-K

Signature

Exhibit Index

Exhibits

PART I.    Financial Information

On April 9, 2002, RAE Systems Inc. and Nettaxi.com merged, with the combined entity being RAE Systems Inc. As of March 31, 2002, Nettaxi.com (“Nettaxi”) was the public entity for reporting purposes. Accordingly, the financials for Nettaxi are presented in this 10-Q. However, because RAE Systems is the successor registrant to Nettaxi and will be the reporting entity on a prospective basis, to better inform our stockholders, RAE Systems is including its financial reports in this 10-Q. Consequently, there are two sections to this filing: the first section for Nettaxi.com, the second for RAE Systems Inc.

Item 1.    Nettaxi.com Financial Statements (Unaudited)

C ondensed Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,451,800	$8,586,800
Accounts receivable, net of allowance for doubtful accounts of $0 and $114,100, respectively	—	—
Prepaid expenses and other assets	671,300	122,300

Total Current Assets	8,123,100	8,709,100
Property and Equipment, net	77,000	77,000
Deposits	—	5,600

	$8,200,100	$8,791,700

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$—	$49,200
Accrued expenses	112,700	134,700

Total Current Liabilities	112,700	183,900

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 43,124,586 shares issued and outstanding,	43,100	43,100
Additional paid-in capital	44,802,900	44,802,900
Accumulated deficit	(36,758,600)	(36,238,200)

Total Shareholders’ Equity	8,087,400	8,607,800

	$8,200,100	$8,791,700

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(Unaudited)	(Unaudited)
Net Revenues	$—	$1,192,500
Operating Expenses:
Cost of operations	—	1,953,800
General and administrative	538,900	1,076,300
Sales and marketing	—	443,100
Research and development	—	253,100

Total Operating Expenses	538,900	3,726,300

Loss From Operations	(538,900)	(2,533,800)
Other Income (Expense):
Interest income	28,300	179,300
Interest expense	—	(6,800)

Loss Before Income Taxes	(510,600)	(2,361,300)
Income Taxes	(9,800)	—

Net Loss	$(520,400)	$(2,361,300)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.05)

Weighted-Average Common Shares Outstanding	43,124,586	43,124,586

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(Unaudited)	(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
Net Loss	$(520,400)	$(2,361,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	363,900
Allowance for doubtful accounts	—	(31,600)
Issuance of common stock for services	—	192,700
Compensation expense related to options and warrants granted	—	189,600
Changes in operating assets and liabilities:
Accounts receivable	—	224,800
Prepaid expenses and other assets	(549,000)	(412,700)
Accounts payable	(49,200)	235,800
Accrued expenses	(22,000)	84,400

Net Cash Used in Operating Activities	(1,140,600)	(1,514,400)

Cash Flows From Investing Activities:
Deposits	5,600	—
Capital expenditures	—	(14,900)

Net Cash Provided By (Used In) Investing Activities	5,600	(14,900)

Net Decrease in Cash and Cash Equivalents	(1,135,000)	(1,529,300)
Cash and Cash Equivalents, beginning of period	8,586,800	13,894,700

Cash and Cash Equivalents, end of period	$7,451,800	$12,365,400

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income taxes	$9,800	$—
Interest	$—	$6,800

(See accompanying notes to condensed consolidated financial statements)

Nettaxi.com
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—The Company

Nettaxi.com was incorporated under Nevada law on October 26, 1995. Prior to the merger between Nettaxi and RAE Systems Inc., Nettaxi’s principal executive offices were located in Campbell, California.

During 2001, Nettaxi ceased pursuing any revenue generating activities and, instead, searched for an acquirer to purchase the company. On April 9, 2002, immediately prior to the consummation of the merger between Nettaxi.com, a Nevada corporation and RAE Systems Inc., a California corporation (“RAE California”), a 1 for 5.67 reverse split of Nettaxi’s common stock was effected, Nettaxi was reincorporated under the laws of the state of Delaware, and the name was subsequently changed to RAE Systems Inc. Although the former Nettaxi was the surviving corporation in the merger transaction, the stockholders and management of the former RAE Systems acquired control of Nettaxi at the effective time of the merger. The merger transaction will be treated as a reverse merger for accounting purposes, whereby for accounting purposes, RAE Systems is deemed to be the acquirer and Nettaxi is deemed to be the acquired entity.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation is accounted for using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

On April 9, 2002, immediately prior to the consummation of the merger between Nettaxi.com, a Nevada corporation and RAE Systems Inc., a California corporation (“RAE California”), a 1 for 5.67 reverse split of Nettaxi’s common stock was effected, Nettaxi was reincorporated under the laws of the state of Delaware, and the name was subsequently changed to RAE Systems Inc. Although the former Nettaxi was the surviving corporation in the merger transaction, the stockholders and management of the former RAE Systems acquired control of Nettaxi at the effective time of the merger. The merger transaction will be treated as a reverse merger for accounting purposes, whereby for accounting purposes, RAE Systems is deemed to be the acquirer and Nettaxi is deemed to be the acquired entity.

Net Revenue.    Net revenue decreased from $1.2 million for the quarter ended March 31, 2001 to zero for the quarter ended March 31, 2002. As a result of the implementation of an acquisition strategy, Nettaxi did not pursue any revenue generating activity. In January 2002, Nettaxi entered into a merger agreement with RAE Systems Inc. The merger was successfully completed on April 9, 2002.

Cost of Sales.    Cost of sales decreased from $2 million for the quarter ended March 31, 2001 to zero for the quarter ended March 31, 2002. Nettaxi had no revenue for the quarter ended March 31, 2002. As a result, there was no associated cost of sales.

General and Administrative.    General and administrative expenses decreased from $1.1 million for the quarter ended March 31, 2001 to $538,900 for the quarter ended March 31, 2002, a decrease of 50%. The primary expenses related to compensation and professional fees pursuant to the implementation of the acquisition strategy, which subsequently resulted in the merger with RAE Systems on April 9, 2002.

Other Income (Expense).    Other Income (Expense) decreased from $179,300 for the quarter ended March 31, 2001 to $28,300 for the quarter ended March 31, 2002, a decrease of 84.2%. This decrease is due primarily to a decrease in interest income.

Net Loss.    Net loss decreased from $2.4 million for the quarter ended March 31, 2001 to $520,400 for the quarter ended March 31, 2002, a decrease of 78%. The decrease of net loss was primarily the result of the implementation of the acquisition strategy. Specifically, research and development, and sales and marketing activities were terminated. General and administrative costs contributed to the entire loss for the quarter ended March 31, 2002.

Liquidity and Capital Resources

As of March 31, 2002, Nettaxi.com had $7.5 million in cash and cash equivalents. At March 31, 2002, the Company had $8 million of working capital (the excess of current assets over current liabilities).

Net cash used in operating activities for the quarter ended March 31, 2002 was $1.1 million, as compared with net cash used in operating activities of $1.5 million for the quarter ended March 31, 2001. The $400,000 decrease in net cash used in operating activities is primarily the result of a decrease in net loss of $1.8 million, partially offset by various charges in 2001 of depreciation and amortization ($363,900), issuance of common stock for services ($192,700), compensation expense related to options and warrants granted ($189,600), and significant changes in the year-end balances in operating assets and liabilities and the effects of such changes on operating cash flows. In the quarter ending March 31, 2001, changes in operating assets and liabilities provided $132,300 in operating cash flows, whereas in the quarter ending March 31, 2002, changes in operating assets and liabilities used $620,200 in operating cash flows, resulting in a net increase in cash used in operating activities in the quarter ending March 31, 2002 of $752,500. The favorable effects on operating cash flows of the changes in operating assets and liabilities are primarily reflected in accounts receivable of $224,800, prepaid expenses and other assets of $136,300, accounts payable of $285,000, and accrued expenses of $106,400.

Net cash provided in investing activities for the quarter ended March 31, 2002 was $5,600, as compared with net cash used in investing activities of $14,900 for the quarter ended March 31, 2001. The favorable effects on investing cash flows is $20,500, resulting from a change in deposits of $5,600 and a change in capital expenditures of $14,900.

Upon completion of the merger transaction on April 9, 2002 between Nettaxi and RAE, the business of Nettaxi.com was terminated. RAE Systems Inc., the surviving entity, will be the reporting entity prospectively.

Item 1:    RAE Systems Inc. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,818,100	$3,742,600
Restricted cash	3,000,000	3,000,000
Accounts receivable, net of allowance for doubtful accounts of $177,600 and $200,000, respectively	2,341,900	2,398,100
Inventories	3,773,600	3,715,800
Prepaid expenses and other current assets	317,300	267,100
Deferred income taxes	500,800	500,800

Total Current Assets	13,751,700	13,624,400
Property and Equipment, net	1,309,800	1,202,300
Deposits and Pre-Merger Costs	468,000	216,500

	$15,529,500	$15,043,200

Liabilities, Convertible Redeemable Preferred Stock, and Shareholders’ Equity
Current Liabilities:
Note payable and lines of credit	$4,425,800	$4,425,800
Accounts payable	1,547,800	842,200
Accrued expenses	1,275,000	1,234,800
Income taxes payable	1,523,500	1,670,200
Current portion of deferred revenue	265,100	248,900
Current portion of capital lease obligations	151,500	96,600

Total Current Liabilities	9,188,700	8,518,500
Deferred Revenue, net of current portion	91,500	149,900
Capital Leases Obligations, net of current portion	124,700	51,300
Deferred Income Taxes	443,100	443,100
Minority Interest in Consolidated Subsidiary	1,072,600	1,141,900

Total Liabilities	10,920,600	10,304,700

Commitments and Contingencies
Convertible Redeemable Preferred Stock:
Series A, $0.01 par value; 700,000 shares authorized, issued, and outstanding at each date, $.40 per share redemption value	300,000	300,000
Series B, $0.01 par value; 1,000,000 shares authorized, issued, and outstanding at each date, $1.00 per share redemption value	1,000,000	1,000,000

	1,300,000	1,300,000

Shareholders’ Equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 16,494,648 and 16,492,960 shares issued and outstanding, respectively	164,900	164,900
Additional paid-in capital	1,161,800	1,161,600
Deferred compensation	(668,600)	(717,800)
Retained Earnings	2,650,800	2,829,800

Total Shareholders’ Equity	3,308,900	3,438,500

	$15,529,500	$15,043,200

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
Net Sales	$4,545,300	$4,527,000
Cost of Sales	2,024,800	1,836,500

Gross Margin	2,520,500	2,690,500

Operating Expenses:
Sales and marketing	1,073,300	1,055,800
Research and development	725,900	744,300
General and administrative	845,200	758,900
Legal fees and settlement costs	77,900	136,700

Total Operating Expenses	2,722,300	2,695,700

Operating Loss	(201,800)	(5,200)

Other Income (Expense):
Interest income	15,500	39,400
Interest expense	(59,500)	(60,400)
Other, net	(2,500)	(4,400)
Minority interest in loss of consolidated subsidiary	69,300	78,700

(Loss) Income Before Income Taxes	(179,000)	48,100
Income Taxes	—	(13,600)

Net (Loss) Income	$(179,000)	$34,500

Basic (Loss) Earnings Per Common Share	$(0.01)	$0.00

Diluted (Loss) Earnings Per Common Share	$(0.01)	$0.00

Weighted-average common shares outstanding	16,494,142	15,261,077
Convertible Preferred Stock	—	6,800,000
Stock Options	—	1,728,010

Diluted weighted-average common shares outstanding	16,494,142	23,789,087

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
Net (Loss) Income	$(179,000)	$34,500
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	127,800	172,300
Provision for doubtful accounts	(22,400)	41,500
Amortization of deferred compensation	49,200	106,900
Minority interest in loss of consolidated subsidiary	(69,300)	(78,700)
Deferred income taxes	(146,700)	—
Changes in operating assets and liabilities:
Accounts receivable	78,600	(131,900)
Inventories	(57,800)	(769,000)
Prepaid expenses and other current assets	(50,200)	4,900
Accounts payable	705,600	661,200
Accrued expenses	40,200	(140,800)
Income taxes payable	—	(107,800)
Deferred revenue	(42,200)	(28,200)

Net Cash Provided by (Used in) Operating Activities	433,800	(235,100)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(74,900)	(46,000)
Deposits and pre-merger costs	(251,500)	(9,000)

Net Cash Used In Investing Activities	(326,400)	(55,000)

Cash Flows From Financing Activities:
Proceeds from the sale of common stock	200	21,600
Payment on capital lease obligation	(32,100)	(4,000)
Payments on notes payable and lines of credit	—	(164,000)

Net Cash Used In Financing Activities	(31,900)	(146,400)

Net Increase (Decrease) in Cash and Cash Equivalents	75,500	(436,500)
Cash and Cash Equivalents, beginning of period	3,742,600	3,004,100

Cash and Cash Equivalents, end of period	$3,818,100	$2,567,600

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income taxes	$146,700	$112,900
Interest	$49,500	$60,400
Noncash Inventory and Financing Activities:
Capital leases entered into for equipment	$160,400	$8,800

(See accompanying notes to condensed consolidated financial statements)

RAE Systems Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—The Company

RAE Systems Inc. (“RAE”) was incorporated in 1991. From its founding through the launch of its initial product in 1993, RAE was primarily involved in research and development activities, raising capital and building its infrastructure. In 1996, RAE commenced its international operations in Jiading, Shanghai, where it manufactures approximately 25% of its components and products. In 1998, RAE established its Hong Kong sales office.

On April 9, 2002, immediately prior to the consummation of the merger between Nettaxi.com, a Nevada corporation and RAE Systems Inc., a California corporation (“RAE California”), a 1 for 5.67 reverse split of Nettaxi’s common stock was effected, Nettaxi was reincorporated under the laws of the state of Delaware, and the name was subsequently changed to RAE Systems Inc. Although the former Nettaxi was the surviving corporation in the merger transaction, the stockholders and management of the former RAE Systems acquired control of Nettaxi at the effective time of the merger. The merger transaction will be treated as a reverse merger for accounting purposes, whereby for accounting purposes, RAE Systems is deemed to be the acquirer and Nettaxi is deemed to be the acquired entity.

RAE generates revenue from the sale of its gas monitoring devices and wireless systems, as well as through the service and repair of its equipment. RAE sells its products through a network of approximately 140 distributors, which account for approximately 90% of its sales. RAE’s customer base is varied, spanning a variety of industries, including government, airlines, oil, industrial, aerospace, chemical and shipping. In the quarter ended March 31, 2002, approximately 76% of its sales were made to customers in North America, with the remaining 24% to customers in Europe, Asia and other countries around the world.

While RAE continues to strengthen its presence in the portable gas monitoring business, RAE redirected a few of its current resources to focus on the emerging opportunities in the wireless systems business. This business will be based on RAE’s wireless platform. RAE hired a key individual in research and development to assist in the design and development of the network technology, and also hired a wireless marketing expert. RAE’s sales and marketing departments have been restructured to add focus to the wireless business. Specifically, RAE transferred several key individuals from research and development as application engineers in support of the project, and formed a wireless business unit within the marketing area. RAE made strategic changes in the sales organization, thus providing the requisite focus to penetrate the wireless market.

In connection with becoming a public company, the grant of certain stock options to employees and consultants, was subject to non-cash stock-based compensation charges of $49,200 for the quarter ended March 31, 2002, and $106,900 for the quarter ended March 31, 2001. These compensation charges represent the difference between the exercise price of options granted and the fair value of RAE’s common stock as of the date of such grant. These amounts are being amortized over the respective vesting periods of the options. As of March 31, 2002, RAE had $668,600 of remaining deferred compensation relating to the issuance of stock options, which is expected to be amortized as compensation expense in future periods through 2005. The actual amount of stock-based compensation expenses to be recognized in future periods could decrease if the options for which accrued compensation has been recorded are terminated before they vest.

In December 2001, the Company issued 700,000 non-plan stock purchase rights, which vested and were exercised immediately, to an officer, a director and a consultant at an exercise price of $0.125 per share. The fair value of the underlying shares of common stock on the date of issuance was approximately $700,000. Under the terms of the stock purchase agreement with these individuals, the shares were placed in escrow and were earned contingent upon the consummation of the Merger with Nettaxi.com. The Company will record a non-cash compensation charge in the quarter ending June 30, 2002, based on the intrinsic or fair value of the respective equity instruments, as applicable, as of April 9, 2002, the effective date of the Merger.

As discussed elsewhere in this report on Form 10-Q, RAE is currently involved in various legal proceedings. RAE expects to incur substantial legal fees and expenses in connection with these lawsuits, and, regardless of the eventual outcome, such litigation will likely be costly and time consuming, and may result in the diversion of our internal resources. Each lawsuit is in a preliminary stage, therefore the eventual outcome of each is difficult to determine. Any adverse result in either of the lawsuits could materially affect RAE’s results of operations and financial position.

Note 2—Summary of Significant Accounting Policies

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements contained in this 10-Q.

Basis of Presentation

The financial information presented in this 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. The unaudited financial statements contained in this 10-Q have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and its cash flows for the stated periods, in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of RAE Systems Inc. and its subsidiaries as described below. RAE owns 100% of RAE Systems (Asia) Limited (“RAE-Asia”). RAE-Asia is a Hong Kong corporation which distributes RAE’s products in Asia and the Pacific Rim. RAE-Asia owns (i) 100% of Wa-RAE Science Instruments, Ltd (“Wa-RAE”) and (ii) 47% of REnex Technology Ltd (REnex). Wa-RAE, which is incorporated in Jiading, Shanghai designs and manufactures RAE’s products for final assembly in the United States.

REnex, a Hong Kong corporation, performs a portion of RAE’s research and development activities relating principally to the development of a wireless platform for detection and monitoring. RAE exercises managerial control over the day-to-day operations of REnex and holds approximately 90% of the voting shares, accordingly, REnex has been consolidated in the accompanying financial statements. As of March 31, 2002, REnex was in the process of completing a $3 million private placement of its capital stock and, in connection therewith, had received a $500,000 deposit from one of its minority shareholders. The amount is included in minority interest in consolidated subsidiary in the consolidated balance sheet as of March 31, 2002.

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes sales upon shipment provided no significant obligations remain and collection is probable. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Service revenues relating to maintenance services performed by the Company, which represent less than 5% of net revenues are recognized as earned based upon contract terms, which is generally ratable over the term of service. Net sales includes amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue No. 00-10 Accounting for Shipping and Handling Fees and Costs. Shipping fees represent approximately 1% of net revenues.

Warranty Reserve

The company generally provides a one to three year limited liability on its products and establishes the estimated costs of fulfilling these warranty obligations at the time the related revenue is recorded. Historically, warranty costs have been insignificant.

Inventory

Inventories are stated at the lower of cost (moving weighted average method) or market.

Property Plant and Equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is provided using the straight–line method over the related estimated useful lives, as follows:

Equipment	5 to 7 years
Furniture and fixtures	5 to 7 years
Computers equipment	5 years
Automobiles	5 years
Building improvements	Lesser of 5 years or the remaining lease term

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires the purchase method of accounting for business combinations and prohibits the use of the pooling-of-interests method. FAS 141 also prescribes new rules for the measurement and carrying of values of intangible assets. FAS 142 mandates that goodwill should no longer be amortized, but instead tested for impairment at least annually. Other intangible assets with indefinite useful lives also should not be amortized, but tested for impairment. FAS 141 applies to all business combinations initiated after June 30, 2001, and FAS 142 applies to all fiscal years beginning after December 15, 2001. The adoption of FAS 141 and FAS 142 did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (FAS 143). FAS 143 requires that the cost of asset retirement should be included as part of the overall cost of an asset and that this cost should be recognized as a liability. The asset retirement liability should be amortized over time as interest expense. FAS 143 will be effective for fiscal years beginning after June 15, 2002. Management expects that the implementation of FAS 143 will have no material effect on the Company’s financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). FAS 144 supersedes FAS 121 and requires that one accounting model be used for all long-lived assets to be disposed of and by broadening the concept of discontinued operations to apply more broadly to asset disposals. FAS 144 is effective for fiscal years beginning after December 15, 2001. The implementation of FAS 144 did not have a material impact on the Company’s financial statements.

Note 3—Commitments and Contingencies

On November 21, 2001, RAE filed a patent infringement claim in the United States District Court of the Northern District of California against Ion Science and its distributors. The suit alleges that Ion Science manufactures, uses, imports into the United States, offers for sale, and sells photo-ionization detectors, including but not limited to the “PhoCheck” line of photo-ionization detectors. The suit further alleges that Ion Science’s photo-ionization detectors, including but not limited to its “PhoCheck” line of photo-ionization detectors, infringe patents held by RAE. RAE intends to pursue the lawsuit vigorously. RAE expects to incur substantial legal fees and expenses in connection with the litigation, which may also result in the diversion of its internal resources. As a result, RAE’s pursuit of this litigation, regardless of its eventual outcome, could be costly and time consuming. The litigation is in the preliminary stage, and RAE is unable to predict its final outcome. However, an adverse outcome could materially affect RAE’s results of operations and financial position.

On October 23, 2001, the estate of Virgil Johnson filed a products liability and wrongful death lawsuit against RAE in the District Court of Harris County, Texas. The plaintiffs allege that RAE’s product was defective and unsafe for its intended purposes at the time it left RAE’s premises, and that the product was defective in that it failed to conform to the product design and specifications of other gas monitors. Additionally, the plaintiffs allege that the product was defectively designed and marketed so as to render it unreasonably dangerous to the plaintiff. In the event that RAE does not have adequate insurance coverage for the expenses related to the lawsuit, RAE may incur substantial legal fees and expenses in connection with the litigation. The litigation may also result in the diversion of RAE’s internal resources. RAE’s defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. The litigation is in the preliminary stage, and RAE is unable to predict its final outcome. However, an adverse outcome could materially affect RAE’s results of operations and financial position.

On March 26, 2002, Straughan Technical Distribution, LLC, filed a lawsuit against RAE in the Superior Court of the State of California for the County of Santa Clara. A similar lawsuit pending in District Court of Harris County, Texas was served on RAE on March 27, 2002. In these nearly identical lawsuits, Straughan, a distributor of Gastec Gas Detection Devices, claims to have experienced diminished sales to its customers, loss of profits and other damages as a result of the stated allegations, which include claims for interference with present and prospective business relations, false advertising, trade dress infringement, slander and antitrust violations. On April 17, 2002, RAE removed the California action to the United States District Court for the Northern District of California, and on April 18, 2002, RAE removed the Texas action to the United States District Court for the Southern District of Texas. In the event that RAE does not have adequate insurance coverage for the expenses related to the lawsuit, RAE may incur substantial legal fees and expenses in connection with the litigation. The litigation may also result in the diversion of our internal resources. RAE’s defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. The litigation is in the preliminary stage, and RAE is unable to predict its final outcome. However, an adverse outcome could materially affect RAE’s results of operations and financial position.

In addition to the litigation described above, from time to time RAE may be subject to various legal proceedings and claims that arise in the ordinary course of business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. For further information, refer to the section entitled “Factors that May Affect Future Results” in this Form 10-Q. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

On April 9, 2002, immediately prior to the consummation of the merger between Nettaxi.com, a Nevada corporation and RAE Systems Inc., a California corporation (“RAE California”), a 1 for 5.67 reverse split of Nettaxi’s common stock was effected, Nettaxi was reincorporated under the laws of the state of Delaware, and the name was subsequently changed to RAE Systems Inc. Although the former Nettaxi was the surviving corporation in the merger transaction, the stockholders and management of the former RAE Systems acquired control of Nettaxi at the effective time of the merger. The merger transaction will be treated as a reverse merger for accounting purposes, whereby for accounting purposes, RAE Systems is deemed to be the acquirer and Nettaxi is deemed to be the acquired entity.

Net Revenue.    Net revenue remained constant at $4.5 million for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. Although net revenue remained constant, there was a decrease in revenue resulting from an economic downturn in Canada, and the central and southern regions of the United States. This decrease was offset by an increase in revenue from Asia, Mexico and the western region of the United States.

Cost of Sales.    Cost of sales increased from $1.8 million for the quarter ended March 31, 2001 to $2.0 million for the quarter ended March 31, 2002, an increase of 10.3%. This increase was primarily due to a transfer of certain personnel from R&D to manufacturing, and the hiring of key personnel to manage the worldwide manufacturing effort. Gross margins decreased from $2,690,500, or 59.4% of revenue, for the quarter ended March 31, 2001 to $2,520,500, or 55.4% of revenue, for the quarter ended March 31, 2002. This decrease was primarily the result of decreases in the price of certain products to remain competitive in the market place as well as increases in personnel and personnel related expenditures.

Sales and Marketing.    Sales and marketing expenses remained constant at $1.1 million for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2002. We realized an increase in the sales and marketing cost resulting from the reorganizing of both the sales and marketing departments to support the wireless systems business that we are currently pursuing. The increase in the reorganizing cost of $100,000 was offset significantly by a decrease in commissions resulting from the elimination of our outside sales representatives.

Research and Development.    Research and development expenses decreased from $744,300 for the quarter ended March 31, 2001 to $725,900 for the quarter ended March 31, 2002, a decrease of 2.5%. The decrease is primarily attributable to a reduction in headcount of REnex, a 47% owned subsidiary. The decrease is also attributable to a decrease in personnel and personnel related costs in the United States. These decreases were partially offset by the addition of engineering resources in our overseas entity.

General and Administrative.    General and administrative expenses increased from $758,900 for the quarter ended March 31, 2001 to $845,200 for the quarter ended March 31, 2002, an increase of 10.2%. In connection with our merger with Nettaxi.com, we incurred professional fees that we would not have otherwise incurred. Specifically, we had an increase in accounting fees of $146,000 resulting from the audit for the years 1999 through 2001. Relative to 2001, we decreased expenditures in the areas of outside services and personnel related expenses by $50,000.

Legal Fees and Settlement Costs.    Legal fees and settlement costs decreased from $136,700 for the quarter ended March 31, 2001 to $77,900 for the quarter ended March 31, 2002, a decrease of 43%. The decrease is attributable to lower litigation fees in connection with the ongoing lawsuits.

Other Income (Expense).    Other Income (Expense) decreased from $53,300 for the quarter ended March 31, 2001 to $22,800 for the quarter ended March 31, 2002, a decrease of 57%. This decrease is due primarily to a decrease in interest income of $20,100 resulting from a decline in interest rates, and our minority interest in the losses of the consolidated subsidiary of $9,400.

Net (Loss) Income Before Taxes.    Net profit for the quarter ended March 31, 2001 was $48,100. For the same period in 2002, we had a net loss of $179,000, a decrease of $227,100. The decrease of net income was primarily the result of an increase in the cost of goods sold of $188,300, and the increase in audit fees of $146,000. These decreases were partially offset by a decrease in legal fees of $58,800, research and development of $18,400 and the interest income of $23,900.

Segment Information

We operate in one business segment, and we use one measure of profitability to manage our business. Approximately 21% of our long-lived assets are located in China, and approximately 14% of our long-lived assets are located in Hong Kong, with the remaining long-lived assets located in the United States.

Liquidity and Capital Resources

To date, we have financed our operations primarily through bank borrowings and revenues from operations. We had two outstanding lines of credit as of March 31, 2002. The first line of credit was for $2.0 million, with approximately $500,000 available. The second line of credit was for $3.0 million, with approximately $1.0 million available. Subsequent to March 31, 2002, we paid off the liability related to our lines of credit. These lines of credit have been closed.

As of March 31, 2002, we had $6.8 million in cash and cash equivalents, of which approximately $1.1 million of cash has been earmarked specifically for research and development activities at REnex. In addition, $3.0 million was restricted as collateral against a $3 million standby letter of credit. Subsequent to March 31, 2002, the restriction expired as we satisfied the letter of credit. At March 31, 2002, the Company had $4.6 million of working capital (the excess of current assets over current liabilities) and has a current ratio of 1.5 to 1.0.

In connection with our merger transaction with Nettaxi.com, we gained access to approximately $7 million in cash held by Nettaxi.com. This cash was used to pay off approximately $4.4 million in bank loans, and the remainder will be used to fund our growth.

Net cash provided in operating activities for the quarter ended March 31, 2002 was $433,800, as compared with net cash used by operating activities of $235,100 for the quarter ended March 31, 2001. The $668,900 increase in net cash provided in operating activities is primarily the result of a change in operating assets and liabilities, including deferred income taxes. For the quarter ended March 31, 2002, changes in operating assets and liabilities, including deferred income taxes provided an increase of $527,500 in operating cash flows, whereas for the quarter ended March 31, 2001, operating assets and liabilities, including deferred income used $525,200 in operating cash flows, resulting in a net increase of $1.1 million. The favorable effects on operating cash flows of the change in operating assets and liabilities, including deferred income taxes are primarily reflected in inventories in the amount of $989,800.

Net cash used in investing activities for the quarter ended March 31, 2002 was $326,400, as compared with net cash used in investing activities of $55,000 for the quarter ended March 31, 2001. Cash used in investing activities was primarily due to the deposits and pre-merger cost of $251,500 for the quarter ended March 31, 2002 as compared to $9,000 for the quarter ended March 31, 2001.

Net cash used by financing activities for the quarter ended March 31, 2002 was $31,900 as compared with net cash used in financing activities of $146,400 for the quarter ended March 31, 2001. Cash provided by financing activities for the quarter ended March 31, 2002 was primarily the result of payments on notes payable and lines of credit of $164,000.

We believe that our existing balances of cash and cash equivalents, together with cash generated from product sales and cash made available to us as a result of our merger with Nettaxi, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and future results of operations. Any future financing we may require may be unavailable on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or could prevent it from pursuing our growth strategy. Any future funding may dilute the ownership of our shareholders.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion analyzes our disclosure to market risk related to concentration of credit risk, changes in interest rates and foreign currency exchange rates.

Concentration of Credit Risk

Currently, we have cash and cash equivalents deposited with three large United States financial institutions and one large Hong Kong financial institution. Our deposits may exceed the amount of insurance available to cover such deposits. To date, we have not experienced any losses of deposit of cash and cash equivalents. Management regularly reviews our deposit amounts and the credit worthiness of the financial institution which holds our deposits.

Interest Rate Risk

As of March 31, 2002, we had cash and cash equivalents of $6.8 million consisting of cash and highly liquid short-term investments, which were partially offset by $4.4 million in notes payable and lines of credit. The impact of interest rate fluctuations was immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

Foreign Currency Exchange Rate Risk

To date, substantially all of our recognized revenue has been denominated in United States dollars and generated primarily from customers in the United States, and our exposure to foreign currency exchange rates has been immaterial. We expect, however, that future products and service revenue may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of specific currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products and services less competitive in international markets. Although we would continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Factors that May Affect Future Results

You should carefully consider the risks described below before making a decision regarding an investment in our common stock. If any of the following risks actually occur, our business could be harmed, the trading price of our common stock could decline and you may lose all or part of your investment. You should also refer to the other information contained in this report, including our financial statements and the related notes.

Our future revenues are unpredictable, our operating results are likely to fluctuate from quarter to quarter, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include market acceptance of our products, ongoing product development and production, competitive pressures and customer retention.

It is likely that in some future quarters our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock would significantly decline.

Because our expense levels are based in large part on estimates of future revenues, an unexpected shortfall in revenue would significantly harm our results of operations.

Our expense levels are based largely on our investment plans and estimates of future revenue. We may be unable to adjust our spending to compensate for an unexpected shortfall in revenue. Accordingly, any significant shortfall in revenue relative to our planned expenditures in a particular quarter would harm our results of operations and could cause our stock price to fall sharply, particularly following quarters in which our operating results fail to meet the expectations of securities analysts or investors.

The consolidation of REnex will cause us to incur losses that we would not otherwise incur.

We own approximately 47 percent of, and have management control over, REnex, a wireless systems development company. As such, we are required to consolidate REnex’s financial statements. REnex is still in the research and development stage, and to date, REnex has not generated any revenues. If REnex does not begin to generate revenues at the level we anticipate or otherwise incurs greater losses, we could incur greater losses than we anticipate and our results of operations will suffer.

Compensation expenses related to past option grants will reduce our earnings over the next four years.

Options granted to our employees have historically had exercise prices equal to the fair market value of our common stock on the date of grant, as determined by our board of directors at the time of grant. In connection with the proposed merger, for financial reporting purposes, we reevaluated the fair value of our common stock during the periods in which stock options were granted. In this regard, we recorded aggregate unearned compensation of $1,002,100 of which $333,500 has been recognized as of March 31, 2002 and $668,600 will be recognized in future periods as non-cash compensation. These adjustments will have a negative affect on our earnings and results of operations.

We may be unable to meet our future capital requirements. any attempts to raise additional capital in the future may cause substantial dilution to our stockholders.

We may need to seek additional funding in the future and it is uncertain whether we will be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities in connection with additional financing, our stockholders may experience dilution and/or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could seriously harm our business.

Should the benefits of our inventory procurement strategy in Asia not materialize as we anticipate, our results of operations may suffer

As part of our overall strategy to increase gross margins and improve operating results, we have devised a strategy to procure a number of our component parts from Asia. Our current strategy involves the purchase of parts in, and delivery of parts from our vendors, to the United States. The parts are then kitted, and shipped to Shanghai, where the subassemblies are made. The proposed strategy involves the procurement of component parts in Asia, where the effective price is much lower. The parts would be shipped directly to Shanghai, thereby reducing the transit time and shipping cost of the inventory. Further, executing the proposed strategy, may have some adverse consequences. Our vendors have to be qualified to ensure that the parts are of acceptable quality and meet the requisite specifications called for by engineering drawings. A significant amount of time and funding may be required to complete the analysis. Should we fail to execute on our proposed procurement strategy in a timely and effective manner, our results of operations may suffer.

We depend on our distributors

We derive approximately 90% of our revenues via our sales distribution channels, and therefore are dependant on our distributors. Should any of our principal distributors, or a significant group of our distributors, experience financial difficulties or become unwilling to promote and sell our products, our business and results of operations could be materially harmed.

We depend on third party suppliers.

We are dependent on third party suppliers for our component parts, including various sensors, microprocessors and other material components. Should there be any interruption in the supply of these component parts, our business could be adversely affected.

If our expansion from a gas detection instrument manufacturer to a wireless systems company is unsuccessful, our business and results of operations will suffer

We are in the process of expanding our current business of providing gas detection instruments to include wireless systems for local and remote security monitoring. The pricing of our wireless products and services may be subject to rapid and frequent change. We may be forced for competitive or technical reasons to reduce prices for our wireless products, which would reduce our revenue and could harm our business. Further, the wireless systems market is still evolving, and we have little basis to assess the demand for our wireless products and services or to evaluate whether our wireless products and services will be accepted by the market. If our wireless products and services do not gain broad market acceptance, our business and results of operations will be harmed.

The economic downturn in the United States and abroad could have a material adverse impact on our business and results of operations

While our business to date has been minimally impacted by the current economic downturn in the United States and abroad, it could eventually succumb to such conditions. Many of our customers have already experienced severe declines in their revenues, which could impact the size and frequency of their purchases of our products and services. Although we routinely perform credit checks on our customer base to assess their creditworthiness, there can be no assurance that we will be able to collect payments from our customers as they become due. Any decrease in the size or frequency of purchases by our customers, or a failure by us to collect payments as they become due could have a material adverse impact on our business and results of operations.

Compliance with safety regulations could delay new product delivery and adversely affect our results of operations

Compliance with safety regulations, specifically the need to obtain UL, CUL, ATEX and EEX approvals, could delay the introduction of new products by us. As a result, we may experience delays in realizing revenues from our new products, which could have an adverse effect on our results of operations.

A deterioration in trade relations with China could have a material adverse effect on our business and results of operations

A significant portion of our products and components are manufactured at our wholly-owned facility in Shanghai, China. Should trade relations between the United States and China deteriorate, our ability to transfer products between China and other regions of the world, including the United States, Asia and Europe, could be significantly impacted. As a result, our business and results of operations would suffer.

We are involved in pending legal proceedings

On November 21, 2001, we filed a patent infringement claim in the United States District Court of the Northern District of California against Ion Science and its distributors. The suit alleges that Ion Science manufactures, uses, imports into the United States, offers for sale, and sells photo-ionization detectors, including but not limited to the “PhoCheck” line of photo-ionization detectors. The suit further alleges that Ion Science’s photo-ionization detectors, including but not limited to its “PhoCheck” line of photo-ionization detectors, infringe patents held by us. We intend to pursue the lawsuit vigorously. We expect to incur substantial legal fees and expenses in connection with the litigation, which may also result in the diversion of our internal resources. As a result, our pursuit of this litigation, regardless of its eventual outcome, could be costly and time consuming. The litigation is in the preliminary stage, and we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position.

On October 23, 2001, the estate of Virgil Johnson filed a products liability and wrongful death lawsuit against us in the District Court of Harris County, Texas. The plaintiffs allege that our product was defective and unsafe for its intended purposes at the time it left our premises, and that the product was defective in that it failed to conform to the product design and specifications of other gas monitors. Additionally, the plaintiffs allege that the product was defectively designed and marketed so as to render it unreasonably dangerous to the plaintiff. In the event that we do not have adequate insurance coverage for the expenses related to the lawsuit, we may incur substantial legal fees and expenses in connection with the litigation. The litigation may also result in the diversion of our internal resources. Our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. The litigation is in the preliminary stage, and we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position.

On March 26, 2002, Straughan Technical Distribution, LLC, filed a lawsuit against us in the Superior Court of the State of California for the County of Santa Clara. A similar lawsuit pending in District Court of Harris County, Texas was served on us on March 27, 2002. In these nearly identical lawsuits, Straughan, a distributor of Gastec Gas Detection Devices, claims to have experienced diminished sales to its customers, loss of profits and other damages as a result of the stated allegations, which include claims for interference with present and prospective business relations, false advertising, trade dress infringement, slander and antitrust violations. On April 17, 2002, we removed the California action to the United States District Court for the Northern District of California, and on April 18, 2002, we removed the Texas action to the United States District Court for the Southern District of Texas. In the event that we do not have adequate insurance coverage for the expenses related to the lawsuit, we may incur substantial legal fees and expenses in connection with the litigation. The litigation may also result in the diversion of our internal resources. Our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. The litigation is in the preliminary stage, and we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position.

In addition to the litigation described above, from time to time we may be subject to various legal proceedings and claims that arise in the ordinary course of business.

The market for gas detection monitoring devices is highly competitive, and if we cannot compete effectively, our business may be harmed

The market for gas detection monitoring devices is highly competitive. We expect the emerging wireless gas monitoring system market to be equally competitive. Competitors in the gas monitoring industry differentiate themselves on the basis of their technology, quality of product and service offerings, cost and time to market. In the market for gas detection monitoring devices, our primary competitors include Industrial Scientific Corporation, Mine Safety Appliances Company, BW Technologies,

PerkinElmer, Inc., Drager Safety Inc., Gastec Corporation, and Bacou-Dalloz. Most of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than us. In addition, some of our competitors may be able to:

—	devote greater resources to marketing and promotional campaigns;

—	adopt more aggressive pricing policies; or

—	devote more resources to technology and systems development.

In light of these factors, we may be unable to compete successfully.

We may not be successful in developing our brand, which could prevent us from remaining competitive

We believe that our future success will depend on our ability to maintain and strengthen the RAE Systems brand, which will depend, in turn, largely on the success of our marketing efforts and ability to provide our customers with high-quality products. If we fail to successfully promote and maintain our brand, or incur excessive expenses in attempting to promote and maintain our brand, our business will be harmed.

We may not be able to recruit or retain qualified personnel

Our future success depends on our ability to attract, retain and motivate highly skilled employees. Despite the recent economic slowdown, competition for qualified employees in the Silicon Valley, particularly management, technical, sales and marketing personnel, is intense. Although we provide compensation packages that include stock options, cash incentives and other employee benefits, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future, which could harm our business.

Our business could suffer if we lose the services of any of our executive officers

Our future success depends to a significant extent on the continued service of our executive officers, including Robert I. Chen, Joseph Ng, Peter Hsi and Robert Henderson. The loss of the services of any of our executive officers could harm our business.

We might not be successful in the development or introduction of new products and services in a timely and effective manner

Our revenue growth is dependent on the timely introduction of new products to market. We may be unsuccessful in identifying new product and service opportunities or in developing or marketing new products and services in a timely or cost-effective manner. In addition, product innovations may not achieve the market penetration or price stability necessary for profitability.

Our officers, directors and principal stockholders beneficially own approximately 53% of our common stock and, accordingly, may exert substantial influence over the company

Our executive officers and directors and principal stockholders, in the aggregate, beneficially own approximately 53% of our common stock. These stockholders acting together have the ability to control all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination, and may substantially reduce the marketability of our common stock.

Future sales of our common stock by existing stockholders could adversely affect our stock price

Sales of substantial amounts of our common stock in the public market in connection with this offering could reduce the prevailing market prices for our common stock. We intend to register the resale of approximately 44,722,101 shares of common stock (including shares underlying outstanding warrants to purchase our common stock) on a registration statement on Form S-1. Of these shares, approximately 12,286,455 are subject to six month lock-up agreements set to expire on October 9, 2002 and 23,261,326 are subject to one year lock-up agreements set to expire on April 9, 2003. Upon the expiration of the lock-up agreements, these shares will be eligible for resale. Future sales by the holders of such shares could adversely affect the trading price of our common stock.

Our facilities and operations are vulnerable to natural disasters and other unexpected losses

Our success depends on the efficient and uninterrupted operation of our business. Our facilities in Sunnyvale, California, are in an area that is susceptible to earthquakes. We do not have a backup facility to provide redundant capacity in the event of a natural disaster or other unexpected damage from fire, floods, power loss, telecommunications failures, break-in and similar events. If we seek to replicate our operations at other locations, we will face a number of technical as well as financial challenges, which we may not be able to address successfully. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

Our business is subject to risks associated with conducting business internationally

Our business is subject to risks normally associated with conducting business outside the United States, such as foreign government regulations, nation-specific or region-specific certifications political unrest, disruptions or delays in shipments, fluctuations in foreign currency exchange rates and changes in the economic conditions in the countries in which our raw materials suppliers, service providers, and customers are located. our business may also be adversely affected by the imposition of additional trade restrictions related to imported products, including quotas, duties, taxes and other charges or restrictions. If any of the foregoing factors were to render the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources were to cease doing business with us for any reason, our business and results of operations could be adversely affected.

We may be unable to adequately protect our intellectual property rights

We regard our intellectual property as critical to our success. We rely on patent, trademark, copyright and trade secret laws to protect our proprietary rights. Notwithstanding these laws, we may be unsuccessful in protecting our intellectual property rights or in obtaining patents or registered trademarks for which we apply. Our ability to compete is affected by our ability to protect the company’s intellectual property rights. We rely on a combination of patents, trade secrets, non-disclosure agreements and confidentiality procedures. Although processes are in place to protect our intellectual property rights, we cannot guarantee that these procedures are adequate to prevent misappropriation of our current technology or that our competitors will not develop technology that is similar to our own. Specifically, we cannot ensure that our future patent applications will be approved or that our current patents will not be challenged by third parties. Furthermore, we cannot ensure that, if challenged, our patents will be found to be valid and enforceable.

Any litigation relating to our intellectual property rights, including the patent infringement claim we have filed against Ion Science described above, could, regardless of the outcome, have a materially adverse impact our business and results of operations.

We might face intellectual property infringement claims that might be costly to resolve

We may, from time to time, be subject to claims of infringement of other parties’ proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. Any claims of this type, regardless of merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources or require us to enter into royalty or license agreements. The terms of any such license agreements may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm our business.

Any future acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value or harm our results of operations

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses related to goodwill recognition and other intangible assets, any of which could harm our business.

Provisions in our charter documents and Delaware law could prevent or delay a change in control of the company, which could reduce the market price of our common stock or discourage potential acquirors from offering a premium over the prevailing trading price of our common stock.

Provisions in our certificate of incorporation and bylaws could have the effect of delaying or preventing a change of control of the company or changes in our management. In addition, provisions of Delaware law may discourage, delay or prevent a third party from acquiring or merging with us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions may also have the effect of discouraging or preventing a potential acquiror from offering our stockholders a premium over the prevailing trading price of our common stock.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On November 21, 2001, we filed a patent infringement claim in the United States District Court of the Northern District of California against Ion Science and its distributors. The suit alleges that Ion Science manufactures, uses, imports into the United States, offers for sale, and sells photo-ionization detectors, including but not limited to the “PhoCheck” line of photo-ionization detectors. The suit further alleges that Ion Science’s photo-ionization detectors, including but not limited to its “PhoCheck” line of photo-ionization detectors, infringe patents held by us. We intend to pursue the lawsuit vigorously. We expect to incur substantial legal fees and expenses in connection with the litigation, which may also result in the diversion of our internal resources. As a result, our pursuit of this litigation, regardless of its eventual outcome, could be costly and time consuming. The litigation is in the preliminary stage, and we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position.

On October 23, 2001, the estate of Virgil Johnson filed a products liability and wrongful death lawsuit against us in the District Court of Harris County, Texas. The plaintiffs allege that our product was defective and unsafe for its intended purposes at the time it left our premises, and that the product was defective in that it failed to conform to the product design and specifications of other gas monitors. Additionally, the plaintiffs allege that the product was defectively designed and marketed so as to render it unreasonably dangerous to the plaintiff. In the event that we do not have adequate insurance coverage for the expenses related to the lawsuit, we may incur substantial legal fees and expenses in connection with the litigation. The litigation may also result in the diversion of our internal resources. Our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. The litigation is in the preliminary stage, and we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position.

On March 26, 2002, Straughan Technical Distribution, LLC, filed a lawsuit against us in the Superior Court of the State of California for the County of Santa Clara. A similar lawsuit pending in District Court of Harris County, Texas was served on us on March 27, 2002. In these nearly identical lawsuits, Straughan, a distributor of Gastec Gas Detection Devices, claims to have experienced diminished sales to its customers, loss of profits and other damages as a result of the stated allegations, which include claims for interference with present and prospective business relations, false advertising, trade dress infringement, slander and antitrust violations. On April 17, 2002, we removed the California action to the United States District Court for the Northern District of California, and on April 18, 2002, we removed the Texas action to the United States District Court for the Southern District of Texas. In the event that we do not have adequate insurance coverage for the expenses related to the lawsuit, we may incur substantial legal fees and expenses in connection with the litigation. The litigation may also result in the diversion of our internal resources. Our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. The litigation is in the preliminary stage, and we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position.

In addition to the litigation described above, from time to time we may be subject to various legal proceedings and claims that arise in the ordinary course of business.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Securities Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.    The following is a list of exhibits filed as part of this Report on Form 10-Q. Where indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description of Document
2.1
Merger Agreement and Plan of Reorganization by and between RAE Systems Inc., a California corporation, RAES Acquisition Corporation, a California corporation, and Nettaxi.com, a Nevada corporation, dated January 9, 2002 (1)

3.1	Certificate of Incorporation of RAE Systems Inc., a Delaware corporation (“RAE”)

3.2	Bylaws of RAE

4.1	Specimen certificate representing the common stock of RAE

4.2	Registration Rights Agreement by and between RGC International Investors, LDC and Nettaxi.com, dated as of April 28, 2000 (2)

10.1	Form of Indemnity Agreement between RAE and RAE’s directors and officers

10.2	RAE Systems Inc. 2002 Stock Option Plan

10.3	RAE Systems Inc. 1993 Stock Plan

Exhibit Number	Description of Document
10.4	Nettaxi.com 1999 Stock Option Plan (3)

10.5	Nettaxi.com 1998 Stock Option Plan (4)

10.6	Restricted Stock Purchase Agreement between RAE and Joseph Ng, dated December 6, 2001

10.7	Restricted Stock Purchase Agreement by and between RAE and Neil Flanzraich and Dr. Phillip Frost, dated December 5, 2001

10.8	Lease Agreement by and between Aetna Life Insurance Company, a Connecticut corporation, and RAE Systems Inc., a California corporation, dated June 1, 1999

10.9
Manufacturing Building Lease Agreement by and between Shanghai China Academic Science High Tech Industrial Park Development Co., Ltd. and RAE Systems (Asia), Ltd., incorporated in Hong Kong, dated September 15, 2001 (5)

10.10
Lease Agreement by and between Shanghai Institute of Metallurgy Research, Chinese Academy of Sciences and WARAE Instrument (Shanghai) Incorporated, incorporated in Jiading, Shanghai, dated January 8, 1999 (5)

21.1	Subsidiaries of RAE

(1)	Incorporated by reference to exhibit 2.1 previously filed as an exhibit to Nettaxi.com’s Current Report on Form 8-K filed on January 10, 2002.
(2)	Incorporated by reference to exhibit 10.54 previously filed as an exhibit to Nettaxi.com’s Registration Statement on Form S-1 filed on June 2, 2000.
(3)	Incorporated by reference to exhibit 4.4 previously filed as an exhibit to Nettaxi.com’s Registration Statement on Form S-8 filed on March 17, 2000.
(4)	Incorporated by reference to exhibit 10.17 previously filed as an exhibit to Nettaxi.com’s Registration Statement on Form S-1 filed on May 10, 1999.
(5)	The original document was drafted in Chinese. A translation into English has been prepared for filing herewith.

Reports on Form 8-K:

(1)	On January 10, 2002, RAE Systems filed a report on form 8-K announcing the entry into a merger agreement contemplating the merger of RAE Systems and Nettaxi.com.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2002.

RAE SYSTEMS INC.

By:	/s/ JOSEPH NG
Joseph Ng Chief Financial Officer and Vice President, Business Development

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1
Merger Agreement and Plan of Reorganization by and between RAE Systems Inc., a California corporation, RAES Acquisition Corporation, a California corporation, and Nettaxi.com, a Nevada corporation, dated January 9, 2002 (1)

3.1	Certificate of Incorporation of RAE Systems Inc., a Delaware corporation (“RAE”)

3.2	Bylaws of RAE

4.1	Specimen certificate representing the common stock of RAE Systems Inc.

4.2	Registration Rights Agreement by and between RGC International Investors, LDC and Nettaxi.com, dated as of April 28, 2000 (2)

10.1	Form of Indemnity Agreement between RAE and RAE’s directors and officers

10.2	RAE Systems Inc. 2002 Stock Option Plan

10.3	RAE Systems Inc. 1993 Stock Plan

10.4	Nettaxi.com 1999 Stock Option Plan (3)

10.5	Nettaxi.com 1998 Stock Option Plan (4)

10.6	Restricted Stock Purchase Agreement between RAE and Joseph Ng, dated December 6, 2001

10.7	Restricted Stock Purchase Agreement by and between RAE and Neil Flanzraich and Dr. Phillip Frost, dated December 5, 2001

10.8	Lease Agreement by and between Aetna Life Insurance Company, a Connecticut corporation, and RAE Systems Inc., a California corporation, dated June 1, 1999

10.9
Manufacturing Building Lease Agreement by and between Shanghai China Academic Science High Tech Industrial Park Development Co., Ltd. and RAE Systems (Asia), Ltd., incorporated in Hong Kong, dated September 15, 2001 (5)

10.10
Lease Agreement by and between Shanghai Institute of Metallurgy Research, Chinese Academy of Sciences and WARAE Instrument (Shanghai) Incorporated, incorporated in Jiading, Shanghai, dated January 8, 1999 (5)

21.1	Subsidiaries of RAE

(1)	Incorporated by reference to exhibit 2.1 previously filed as an exhibit to Nettaxi.com’s Current Report on Form 8-K filed on January 10, 2002.
(2)	Incorporated by reference to exhibit 10.54 previously filed as an exhibit to Nettaxi.com’s Registration Statement on Form S-1 filed on June 2, 2000.
(3)	Incorporated by reference to exhibit 4.4 previously filed as an exhibit to Nettaxi.com’s Registration Statement on Form S-8 filed on March 17, 2000.
(4)	Incorporated by reference to exhibit 10.17 previously filed as an exhibit to Nettaxi.com’s Registration Statement on Form S-1 filed on May 10, 1999.
(5)	The original document was drafted in Chinese. A translation into English has been prepared for filing herewith.