Form 10-Q
period 2002-06-30
RAE SYSTEMS INC
filed 2002-08-08
CIK 1084876

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE PERIOD FROM ____________ TO _____________

                          COMMISSION FILE NUMBER: 000-26109
                         ------------------------------------

                                RAE Systems Inc.
             (Exact name of registrant as specified in its charter)

------------------------------------ ---------------------------------
             Delaware                           77-0588488
------------------------------------ ---------------------------------
------------------------------------ ---------------------------------
   (State or other jurisdiction              (I.R.S. Employer
------------------------------------ ---------------------------------
------------------------------------ ---------------------------------
         of incorporation)                 Identification No.)
------------------------------------ ---------------------------------

                             1339 Moffett Park Drive
                           Sunnyvale, California 94089
                                  408-752-0723
               (Address of registrant's principal executive offices)
                      --------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports, and (2) has been subject to filing requirements for the past 90 days.
                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

------------------------------------------------------------------------------
             Class                   Outstanding at June 30, 2002
------------------------------------------------------------------------------
------------------------------------------------------------------------------
 Common Stock, $0.001 Par Value               44,933,023
------------------------------------------------------------------------------

                                RAE Systems Inc.

                                      INDEX



Part I.  Financial Information

Item 1. Financial Statements (Unaudited)

     (a) RAE Systems Inc. Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001

     (b) RAE Systems, Inc. Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2002 and 2001

     (c) RAE Systems Inc. Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2002 and June 30, 2001

     (d) RAE Systems Inc.  Condensed  Consolidated  Statement  of  Shareholders'
Equity

     (e) RAE Systems Inc. Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information

     Item 1. Legal Proceedings

     Item 4. Submission of Matters to a Vote of Securities Holders

     Item 6. Exhibits and Reports on Form 8-K


Signature

Exhibit Index

Exhibits

PART I.  Financial Information

The financial statements herein reflect $9.6 million in non-cash merger and variable accounting charges for the first half of 2002. These charges have significantly impacted the General and Administrative Expenses, Merger Costs, Net Loss, and Loss per Share in the Consolidated Statements of Operations, and the Additional Paid-In-Capital and Retained Earnings in the Consolidated Balance Sheet.


Item 1:  RAE Systems Inc. Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets

                                                                                      June 30, 2002  December 31, 2001
                                                                                       (Unaudited)
Assets
Current Assets:

  Cash and cash equivalents                                                             7,311,800     3,742,600
  Restricted cash                                                                               -     3,000,000
  Accounts receivable, net of allowance for doubtful accounts
    of $175,000 and $200,000, respectively                                              2,453,800     2,398,100
  Inventories                                                                           3,183,000     3,715,800
  Prepaid expenses and other current assets                                               342,000       267,100
  Deferred income taxes                                                                   500,800       500,800

Total Current Assets                                                                   13,791,400    13,624,400

Property and Equipment, net                                                             1,835,500     1,202,300

Deposits and Other Assets                                                                 300,900       216,500

                                                                                       15,927,800    15,043,200

Liabilities, Convertible Redeemable Preferred Stock, and Shareholders Equity

Current Liabilities:
  Note payable and lines of credit                                                              -     4,425,800
  Accounts payable                                                                        793,000       842,200
  Accrued expenses                                                                      1,165,000     1,234,800
  Income taxes payable                                                                  1,459,200     1,670,200
  Current portion of deferred revenue                                                     271,200       248,900
  Current portion of capital lease obligations                                            205,800        96,600

Total Current Liabilities                                                               3,894,200     8,518,500

Deferred Revenue, net of current portion                                                   33,100       149,900
Capital Leases Obligations, net of current portion                                        206,900        51,300
Deferred Income Taxes                                                                     443,100       443,100
Minority Interest in Consolidated Subsidiary                                            1,006,000     1,141,900

Total Liabilities                                                                       5,583,300    10,304,700

Commitments and Contingencies

Convertible Redeemable Preferred Stock:
  Series A, $0.01 par value; 700,000 shares authorized; 0 and 700,000 issued,
    and outstanding, respectively, $.40 per share redemption value                              -       300,000
  Series B, $0.01 par value; 1,000,000 shares authorized; 0 and 1,000,000 issued,
    and outstanding, respectively, $1.00 per share redemption value                             -     1,000,000

                                                                                                -     1,300,000

Shareholders Equity
  Common stock, $0.001 par value; 200,000,000 shares authorized;
    44,933,023 and 25,542,482 shares issued and ourstanding, respectively                  44,900        25,500
  Additional paid-in capital                                                           17,912,400     1,301,000
  Deferred compensation                                                                  (246,400)     (717,800)
  (Accumulated deficit) Retained Earnings                                              (7,366,400)    2,829,800

Total Shareholders Equity                                                              10,344,500     3,438,500


                                                                                       15,927,800    15,043,200

      (See accompanying notes to condensed consolidated financial statements)

                 Condensed Consolidated Statements of Operations

                                                           Three months ended June 30,       Six months ended June 30,
                                                               2002           2001            2002               2001
                                                           (Unaudited)     (Unaudited)    (Unaudited)         (Unaudited)

Net Sales                                                    5,167,300      4,552,300       9,712,600      9,079,300

Cost of Sales                                                2,151,400      1,634,900       4,176,200      3,471,400

Gross Margin                                                 3,015,900      2,917,400       5,536,400      5,607,900

Operating Expenses:
  Sales and marketing                                        1,466,300      1,256,600       2,539,600      2,312,400
  Research and development                                     738,400        736,300       1,464,300      1,480,600
  General and administrative                                 1,951,400        762,700       2,796,600      1,521,600
  Legal fees and settlement costs                              166,100         92,400         244,000        229,100
  Merger costs                                               8,734,700              -       8,734,700              -

Total Operating Expenses                                    13,056,900      2,848,000      15,779,200      5,543,700

Operating (Loss) Income                                    (10,041,000)        69,400     (10,242,800)        64,200

Other Income (Expense):
  Interest income                                               19,000         29,200          34,500         68,600
  Interest expense                                             (40,600)       (58,200)       (100,100)      (118,600)
  Other, net                                                   (13,500)        (2,500)        (15,900)        (6,900)
  Minority interest in loss of consolidated subsidiary          66,700         83,600         135,900        162,300

(Loss) Income Before Income Taxes                          (10,009,400)       121,500     (10,188,400)       169,600

Income Taxes                                                     7,800         34,400           7,800         48,000

Net (Loss) Income                                          (10,017,200)        87,100     (10,196,200)       121,600

Basic (Loss) Earnings Per Common Share                           (0.23)          0.00           (0.30)          0.01

Diluted (Loss) Earnings Per Common Share                         (0.23)          0.00           (0.30)          0.00

Weighted-average common shares outstanding                  43,228,593     24,006,707      34,435,323     23,821,719
Convertible preferred stock                                          -     10,531,092               -     10,531,092
Stock options                                                        -      2,375,207               -      2,044,756

Diluted weighted-average common shares outstanding          43,228,593     36,913,006      34,435,323     36,397,567

    (See accompanying notes to condensed consolidated financial statements)

                 Condensed Consolidated Statements of Cash Flows

                                                                                                          2002            2001
                                                                                                       (Unaudited)     (Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

Cash Flows From Operating Activities:


  Net (Loss) Income                                                                                     (10,196,200)     121,600

    Adjustments to reconcile net income to net cash (used in) provided by operating activities
      Depreciation and amortization                                                                         276,600      295,800

      Provision for doubtful accounts                                                                       (24,300)     165,900

      Compensation expense under variable accounting of common stock options                                862,800      148,700

      Minority interest in loss of consolidated subsidiary                                                 (135,900)    (162,300)

      Common stock issuance for services                                                                  2,121,600            -

      Common stock purchase rights granted below fair value                                               2,308,300            -

      Common stock warrant granted for services                                                           4,305,800            -

      Changes in operating assets and liabilities:
        Accounts receivable                                                                                 (31,400)      21,500
        Inventories                                                                                         532,800     (869,300)
        Prepaid expenses and other current assets                                                           (74,900)      93,400
        Accounts payable                                                                                    (49,200)      75,800
        Accrued expenses                                                                                    (69,800)    (693,700)
        Income taxes payable                                                                               (211,000)     (33,800)
        Deferred revenue                                                                                    (94,500)     (97,200)


Net Cash Used in Operating Activities                                                                      (479,300)    (933,600)


Cash Flows From Investing Activities:
  Restricted cash                                                                                         3,000,000            -

  Acquisition of property and equipment                                                                    (580,000)    (159,900)

  Deposits and merger costs                                                                                (846,400)     (36,400)


Net Cash Provided By (Used In) Investing Activities                                                       1,573,600     (196,300)


Cash Flows From Financing Activities:
  Proceeds from the sale of common stock                                                                        200       50,100

  Proceeds from merger/reorganization                                                                     6,965,500            -

  Payment on capital lease obligation                                                                       (65,000)     (39,400)

  Payments on notes payable and lines of credit                                                          (4,425,800)     837,500


Net Cash Provided By Financing Activities
                                                                                                          2,474,900      848,200

Net Increase (Decrease) in Cash and Cash Equivalents                                                      3,569,200     (281,700)


Cash and Cash Equivalents, beginning of period                                                            3,742,600    3,004,100


Cash and Cash Equivalents, end of period                                                                  7,311,800    2,722,400


Supplemental Disclosure of Cash Flow Information:
  Cash Paid:
    Income taxes                                                                                            218,800      112,900

    Interest                                                                                                100,100      158,300

  Noncash Inventory and Financing Activities:
    Capital leases entered into for equipment                                                               329,800        8,800


    (See accompanying notes to condensed consolidated financial statements)

            Condensed Consolidated Statements of Shareholders' Equity

                                                                          Additional               Retained Earnings
                                                       Common Stock        Paid-in       Deferred     (Accumulated
                                                    Shares       Amount     Capital    Compensation     Deficit)        Total



Balances, December 31, 2001                      25,542,482  25,500  1,301,000         (717,800)       2,829,800   3,438,500

(the following information is unaudited)

Common stock issuance due to exercise
  of option                                           2,614       -        200                -                -         200
Conversion of preferred stock                    10,531,092  10,500  1,289,500                -                -   1,300,000
Common stock issued in connection with
  reorganization, net of offering cost $762,000   7,896,835   7,900  6,195,600                -                -   6,203,500
Common stock issued for services                    960,000   1,000  2,120,600                -                -   2,121,600
Common stock purchase rights granted below fair
  value for services                                      -       -  2,308,300                -                -   2,308,300
Common stock warrant granted for services                 -       -  4,305,800                -                -   4,305,800
Common stock option granted for services                  -       -     16,400          (16,400)               -           -
Compensation expense under variable accounting
  of common stock options                                 -       -    375,000          487,800                -     862,800
Net Loss                                                  -       -          -                -      (10,196,200)(10,196,200)


Balances, June 30, 2002 (Unaudited)              44,933,023  44,900 17,912,400         (246,400)      (7,366,400) 10,344,500



    (See accompanying notes to condensed consolidated financial statements)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - The Company

     RAE Systems Inc. ("RAE") is a smart sensing network platform and solution provider and a leading manufacturer of single and multiple sensor atmospheric monitors, photo-ionization detectors, gas detection tubes, sampling pumps and wirelessly connected gas detection and security monitoring devices. RAE's products and services are designed to enable its customers to monitor gas and other volatile organic compounds in confined spaces, and to establish a perimeter security around hazardous material sites and sites of weapons of mass destruction. RAE's customers operate in such industries as safety and security, oil and gas, pharmaceuticals, utilities, food, chemical, airlines, military and hazardous material storage and disposal, and its monitors are used in civilian and government atmospheric monitoring programs in over 50 countries. RAE's headquarters are located in Sunnyvale, California. RAE has several manufacturing sites in Jiading, Shanghai, where it manufactures approximately 25% of its components and products, and a sales office in Hong Kong, China.

     On April 9, 2002, the merger between RAE Systems Inc. and Nettaxi.com was consummated. Nettaxi was reincorporated under the laws of the state of Delaware, and the name was changed to RAE Systems Inc. Although the former Nettaxi was the surviving corporation in the merger transaction, the stockholders and management of the former RAE acquired control of Nettaxi at the effective time of the merger. The merger transaction has been treated as a reverse merger for accounting purposes, whereby RAE is deemed to be the acquirer and Nettaxi is deemed to be the acquired entity.

     RAE generates revenue from the sale of its gas monitoring devices and smart sensing platform and solutions, as well as through the service and repair of its equipment. RAE sells its products through a network of approximately 140 distributors, which account for approximately 90% of its sales. RAE's customer base is varied, spanning a variety of industries, including government, airlines, oil, industrial, aerospace, chemical and shipping. In the quarter ended June 30, 2002, approximately 73% of RAE's sales were made to customers in North America, with the remaining 27% to customers in Europe, Asia and other countries around the world.

     While RAE continues to strengthen its presence in the portable gas monitoring business, RAE is currently redirecting the company's focus to take advantage of its smart sensing platform and solutions business, in which information from the gas detector is transmitted on a real-time basis to a base controller located up to two miles away. RAE launched several marketing campaigns geared towards the sale of this technology, and is currently building its infrastructure to support the emerging opportunities in this area. RAE hired key individuals in the area of sales and marketing to focus on the smart sensing platform and solutions business and its application in the weapons of mass destruction (WMD) market, and research and development, specifically for the design and development of network technology.

     In connection with becoming a public company through a reverse merger transaction, certain options granted under the 1993 Stock Plan of RAE Systems Inc., a California corporation ("RAE California"), are subject to variable accounting in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" (FIN 44). As of June 30, 2002, there were 2,658,353 options that were outstanding under the Plan that are subject to variable accounting. During the six months ended June 30, 2002, we recorded non-cash compensation charges relating to our common stock options of $862,800.

     In December 2001, as described in detail in the Company's proxy statement filed with the Securities and Exchange Commission on March 15, 2002, the Form 10-Q filed May 14, 2002, Form S-1 filed May 31, 2002, and prospectus filed June 24, 2002, the Company issued 700,000 non-plan stock purchase rights, which vested and were exercised immediately, to an officer, a director and a consultant at an exercise price of $0.125 per share. The fair value of the underlying shares of common stock on the date of issuance was approximately $700,000. Under the terms of the stock purchase agreement with these individuals, the shares were placed in escrow and were earned contingent upon the consummation of the Merger with Nettaxi.com. In accordance with the terms of the merger agreement, the 700,000 shares were converted using an exchange ratio of 1.54869 to 1,084,083 shares. Based on the intrinsic or fair value of the respective equity instruments as of April 9, 2002, the effective date of the Merger, the company recorded a non-cash compensation charge of $2.3 million. Additionally, in connection with the closing of the merger, we recorded a $2.1 million non-cash compensation charge for the 960,000 shares of stock that was issued to Baytree Capital, and a $4.3 million non-cash compensation charge for the warrants issued to Michael Gardner, Robert Rositano and Dean Rositano.

     As discussed elsewhere in this report on Form 10-Q, RAE is currently involved in various legal proceedings. RAE expects to incur substantial legal fees and expenses in connection with these lawsuits, and, regardless of the eventual outcome, such litigation will likely be costly and time consuming, and may result in the diversion of our internal resources. Each lawsuit is in a preliminary stage, therefore the eventual outcome of each is difficult to determine. Any adverse result in either of the lawsuits could materially affect RAE's results of operations and financial position.

Note 2 - Summary of Significant Accounting Policies

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements contained in this Form 10-Q.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. The unaudited financial statements contained in this Form 10-Q have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and its cash flows for the stated periods, in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of RAE Systems Inc. and its subsidiaries as described below. RAE owns 100% of RAE Systems (Asia) Limited ("RAE Asia"). RAE Asia is a Hong Kong corporation which distributes RAE's products in Asia and the Pacific Rim. RAE Asia owns (i) 100% of Wa-RAE Science Instruments, Ltd ("Wa-RAE") and (ii) 47% of REnex Technology Ltd (REnex). Wa-RAE, which is incorporated in Jiading, Shanghai designs and manufactures RAE's products for final assembly in the United States. RAE recently formed a subsidiary in Beijing, China, TangRAE, a sales and distribution company which is owned 100% by Wa-RAE.

REnex, a Hong Kong based research and development corporation, designs and develops a wireless platform for detection and monitoring. RAE exercises managerial control over the day-to-day operations of REnex and holds approximately 90% of the voting shares. Accordingly, REnex has been consolidated in the accompanying financial statements. As of June 30, 2002, REnex was in the process of completing a $3 million private placement of its capital stock and, in connection therewith, had received a $500,000 deposit from one of its minority shareholders and $500,000 from RAE Asia. The amount is included in minority interest in consolidated subsidiary in the consolidated balance sheet as of June 30, 2002. On July 12, 2002, subsequent to the quarter ending June 30, 2002, REnex received an additional $2 million from another one of its minority shareholders, thus completing the $3 million private placement. Based on the terms of the contract, RAE Asia will own approximately 36% of REnex Technology Ltd, and will hold a similar percent of the voting shares prospectively. The $2 million investment in REnex is not included in the consolidated balance sheet in this 10-Q.

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

Revenue Recognition

The Company recognizes sales upon shipment, at which time title is transferred to the customer, provided no significant obligations remain and collection is probable. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. The Company has historically experienced an insignificant amount or returns. Service revenues relating to maintenance services performed by the Company, which represent less than 5% of net revenues are recognized as earned based upon contract terms, which is generally ratable over the term of service. Net sales includes amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue No. 00-10 Accounting for Shipping and Handling Fees and Costs. Shipping fees represent approximately 2.3% of net revenues.

Stock Based Compensation

In connection with becoming a public company through a reverse merger transaction, certain options granted under the former RAE California 1993 Stock Option plan are subject to variable accounting in accordance with FIN 44. The company could be subject to variable accounting for the next 10 years, the life of the options.

Warranty Reserve

The company generally provides a one to three year limited liability on its products and establishes the estimated costs of fulfilling these warranty obligations at the time the related revenue is recorded. Historically, warranty costs have been insignificant.

Inventory

Inventories are stated at the lower of cost (moving weighted average method) or market.

Property Plant and Equipment

 Property and equipment are stated at cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the related estimated useful lives, as follows:

 ----------------------------------------------------------------------

 Equipment               5 to 7 years
 Furniture and fixtures  5 to 7 years
 Computer equipment      5 years
 Automobiles             5 years
 Building improvements   Lesser of 5 years or the remaining lease term
 ----------------------------------------------------------------------


Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires the purchase method of accounting for business combinations and prohibits the use of the pooling-of-interests method. FAS 141 also prescribes new rules for the measurement and carrying of values of intangible assets. FAS 142 mandates that goodwill should no longer be amortized, but instead tested for impairment at least annually. Other intangible assets with indefinite useful lives also should not be amortized, but tested for impairment. FAS 141 applies to all business combinations initiated after June 30, 2001, and FAS 142 applies to all fiscal years beginning after December 15, 2001. The adoption of FAS 141 and FAS 142 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (FAS 143). FAS 143 requires that the cost of asset retirement should be included as part of the overall cost of an asset and that this cost should be recognized as a liability. The asset retirement liability should be amortized over time as interest expense. FAS 143 will be effective for fiscal years beginning after June 15, 2002. Management expects that the implementation of FAS 143 will have no material effect on the Company's financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 supersedes FAS 121 and requires that one accounting model be used for all long-lived assets to be disposed of and by broadening the concept of discontinued operations to apply more broadly to asset disposals. FAS 144 is effective for fiscal years beginning after December 15, 2001. The implementation of FAS 144 did not have a material impact on the Company's financial statements.


Note 3- Commitments and Contingencies

On November 21, 2001, RAE filed a patent infringement claim in the United States District Court of the Northern District of California against Ion Science and its distributors. The suit alleges that Ion Science manufactures, uses, imports into the United States, offers for sale, and sells photo-ionization detectors, including but not limited to the "PhoCheck" line of photo-ionization detectors. The suit further alleges that Ion Science's photo-ionization detectors, including but not limited to its "PhoCheck" line of photo-ionization detectors, infringe patents held by RAE. On June 20, 2002, RAE, in principle, entered into a settlement agreement with Ion Science, requiring Ion Science to re-design their photo-ionization detectors. The final settlement is being drafted.

On October 23, 2001, the estate of Virgil Johnson filed a products liability and wrongful death lawsuit against RAE in the District Court of Harris County, Texas. The plaintiffs allege that RAE's product was defective and unsafe for its intended purposes at the time it left RAE's premises, and that the product was defective in that it failed to conform to the product design and specifications of other gas monitors. Additionally, the plaintiffs allege that the product was defectively designed and marketed so as to render it unreasonably dangerous to the plaintiff. In the event that RAE does not have adequate insurance coverage for the expenses related to the lawsuit, RAE may incur substantial legal fees and expenses in connection with the litigation. The litigation may also result in the diversion of RAE's internal resources. RAE's defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. The litigation is in the preliminary stage, and RAE is unable to predict its final outcome. However, an adverse outcome could materially affect RAE's results of operations and financial position.

On March 26, 2002, Straughan Technical Distribution, LLC, filed a lawsuit against RAE in the Superior Court of the State of California for the County of Santa Clara. A similar lawsuit pending in District Court of Harris County, Texas was served on RAE on March 27, 2002. In these nearly identical lawsuits, Straughan, a distributor of Gastec Gas Detection Devices, claims to have experienced diminished sales to its customers, loss of profits and other damages as a result of the stated allegations, which include claims for interference with present and prospective business relations, false advertising, trade dress infringement, slander and antitrust violations. On April 17, 2002, RAE removed the California action to the United States District Court for the Northern District of California, and on April 18, 2002, RAE removed the Texas action to the United States District Court for the Southern District of Texas. On May 10, 2002 and again on June 20, 2002, the principals of Straughan and RAE discussed potential settlement opportunities. The parties agreed to suspend any legal action for a period of 60 days pending the conclusion of the settlement agreement. In the event that RAE does not have adequate insurance coverage for the expenses related to the lawsuit, RAE may incur substantial legal fees and expenses in connection with the litigation. The litigation may also result in the diversion of its internal resources. RAE's defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. The litigation is in the preliminary stage, and RAE is unable to predict its final outcome. However, an adverse outcome could materially affect RAE's results of operations and financial position.

On July 31, 2001, Envision Media, Inc. filed a lawsuit against Nettaxi.Com and Glenn Goelz, the former CFO of Nettaxi in the Superior Court of the State of California for the County of Santa Cruz. In or about June 1999, Envision Media entered into a written contract with Nettaxi whereby they agreed to do web design work for Nettaxi. Envision Media alleges breach of written contract, stating that they did not receive payments for services they performed. On or about January 31, 2001, Envision Media entered into a settlement contract with Nettaxi whereby the Envision Media agreed to accept as partial payment for its services, options to purchase shares of Nettaxi's common stock. The contract required Nettaxi to register the shares with the Securities and Exchange Commission within 15 days of entering into the contract. Envision Media alleges breach of contract, as Nettaxi failed to register the shares within the time required under the contract. In or about December 1999, Glenn Goelz represented to Envision Media's officer, that Nettaxi had received commitments for back up financing in order to support its growing operation resulting in a stable price of its shares. Envision Media alleges that the representation made by Glenn Goelz was false. The litigation is in the preliminary stage, and we are unable to predict its final outcome. Our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming.

On May 1, 2001, Thomas Lahey et al. filed a lawsuit against Nettaxi, Inc., Robert and Dean Rositano and Glenn Goelz, officers of Nettaxi in the United States District Court of the Central District of California Southern Division. The premise for this alleged securities fraud action is that Thomas Lahey et al. purchased shares of Nettaxi as part of a private placement in February 2000 based on misrepresentations and omissions of material information. The complaint has been amended twice; on July 15, 2002, the Court granted the motions to dismiss the Second Amended Complaint by defendants Nettaxi, Robert and Dean Rositano, and Goelz, without prejudice. The Court also ordered the plaintiffs' Third Amended Complaint filed as of July 15, 2002. Any adverse outcome could materially affect RAE's results of operations and financial position.

In addition to the litigation described above, from time to time RAE may be subject to various legal proceedings and claims that arise in the ordinary course of business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. For further information, refer to the section entitled "Factors that May Affect Future Results" in this Form 10-Q. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS - Quarter Ending June 30, 2002

Net Sales. Net sales increased from $4.6 million for the quarter ended June 30, 2001 to $5.2 million for the quarter ended June 30, 2002, an increase of 13.5%. This increase was due to an increase in the sales of our confined space gas monitors and the sales of our flexible multi-gas monitors with our patented photo-ionization detector. Additionally, we saw in increase in the sales of our smart sensing solutions. Relative to the quarter ending June 30, 2001, we experienced significant increases in sales throughout the United States and in Australia and New Zealand for the quarter ending June 30, 2002.

Cost of Sales. Cost of sales increased from $1.6 million for the quarter ended June 30, 2001 to $2.2 million for the quarter ended June 30, 2002, an increase of 31.6%. This increase was primarily due to additional material requirements as a result of higher volume production as well as additional personnel and related expenses to support the expanding business opportunities and to bring the manufacturing of our key components in-house. Gross margins increased from $2.9 million, or 64.1% of revenue, for the quarter ended June 30, 2001 to $3 million, or 58.4% of revenue, for the quarter ended June 30, 2002. This increase was primarily due to an increase in the sales volume. The decrease in the margin as a percent of revenue from the quarter ending June 30, 2001 to the quarter ending June 30, 2002, however, is attributable to increases in our manufacturing cost to support the expanding business. It is also attributable to a decrease in the price of selected products to remain competitive in the marketplace.

Sales and Marketing. Sales and marketing expenses increased from $1.3 million for the quarter ended June 30, 2001 to $1.5 million for the quarter ended June 30, 2002, an increase of 16.7%. Our sales and marketing cost increased as a result of an increase in our headcount and sales collateral to support the wireless systems business. This increase was partially offset by a decrease in commissions resulting from the elimination of our outside sales representatives.

Research and Development. Research and development expenses remained relatively constant at $738,400 for the quarter ended June 30, 2002 and $736,300 for the quarter ended June 30, 2001. We are continuing to invest in research and development activities, specifically in the area of wireless communications and sensor development.

General and Administrative. General and administrative expenses increased from $762,700 for the quarter ended June 30, 2001 to $2 million for the quarter ended June 30, 2002. Of the $2 million in general and administrative expenses, $813,600 was attributable to a non-cash stock-based compensation accounting charge relating to 2,658,353 options granted under the 1993 RAE California Stock Option Plan that are subject to variable accounting. As a result of being a public entity, we incurred fees, including those for public relations, SEC filings, and D&O insurance that we would not have otherwise incurred. We increased our professional fees by approximately $250,000, of which our accounting fees accounted for $211,000. The accounting fees were incurred for tax planning and preparation, and the quarterly review and related accounting services.

Legal Fees and Settlement Costs. Legal fees and settlement costs increased from $92,400 for the quarter ended June 30, 2001 to $166,100 for the quarter ended June 30, 2002, an increase of 79.8%. The increase is attributable to the ongoing litigation of our current lawsuits described elsewhere in this Form 10-Q.

Merger Costs. Merger costs were $8.7 million in the quarter ended June 30, 2002. Specifically, we recorded a non-cash compensation charge of $2.3 million based on the 1,084,083 shares issued to Messrs. Ng, Flanzraich and Frost, a non-cash charge of $2.1 million based on the shares issued to Baytree Capital, a $4.3 million non-cash charge based on the warrants issued to Messrs. Gardner, Robert Rositano and Dean Rositano. These equity instruments were issued in connection with the closing of the merger between RAE and Nettaxi.

Other Income (Expense), net. Other Income (Expense), net decreased from $52,100 for the quarter ended June 30, 2001 to $31,600 for the quarter ended June 30, 2002, a decrease of 39.3%. This decrease is due primarily to a decrease in interest income resulting from a decline in interest rates and a decrease in our minority interest in the losses of the consolidated subsidiary. These decreases were partially offset by a decrease in interest expense resulting from having paid off the existing loans.

Net (Loss) Income. Net profit for the quarter ended June 30, 2001 was $87,100. For the same period in 2002, we had a net loss of $10 million, a decrease of $10.1 million. The decrease of net income was primarily the result of a $9.6 million non-cash accounting charge, an increase in the cost of sales to support the expanding business opportunities, and an increase in general and administrative expenses resulting from an increase in public company activities and professional services.

Segment Information

We operate in one business segment, and we use one measure of profitability to manage our business. Approximately 21% of our long-lived assets are located in China, and approximately 14% of our long-lived assets are located in Hong Kong, with the remaining long-lived assets located in the United States.


RESULTS OF OPERATIONS - 1st Half of Year 2002

Net Sales. Net sales increased from $9.1 million in the first half of 2001 to $9.7 million in the first half of 2002, an increase of 7%. This increase was primarily the result of the increase in the quarter ended June 30, 2002, where we realized an increase in the sale of our confined space gas monitors and the sale of our flexible multi-gas monitors with our patented photo-ionization detector. We also saw in increase in the sale of our wireless products.

Cost of Sales. Cost of sales increased from $3.5 million for the first half of 2001 to $4.2 million for the first half of 2002, an increase of 20.3%. This increase was primarily due additional material requirements as a result of higher volume production for the quarter ended June 30, 2002, as well as additional personnel and related expenses to support the expanding business opportunities and to bring the manufacturing of our key components in-house. Gross margins decreased from $5.6 million, or 61.8% of revenue, for the first half of 2001 to $5.5 million, or 57% of revenue, for the first half of 2002. The decrease in the margin from the first half of 2001 to the first half of 2002 was primarily due to increases in our manufacturing cost to support the expanding business and a decrease in the price of selected products to remain competitive in the marketplace.

Sales and Marketing. Sales and marketing expenses increased from $2.3 million for the first half of 2001 to $2.5 million for the first half of 2002, an increase of 9.8%. We realized an increase in the sales and marketing cost resulting from an increase in our headcount and sales collateral in support the wireless systems business. This increase was partially offset by a decrease in commissions resulting from the elimination of our outside sales representatives.

Research and Development. Research and development expenses remained largely unchanged at $1.5 million for the first half of 2001 and 2002. We are continuing to invest in research and development activities, specifically in the area of wireless communications and sensor development.

General and Administrative. General and administrative expenses increased from $1.5 million for the first half of 2001 to $2.8 million for the first half of 2002. Of the $2.8 million in general and administrative expenses, $862,800 was attributable to a non-cash stock-based compensation accounting charge relating to 2,658,353 options granted under the 1993 RAE California Stock Option Plan that are subject to variable accounting. As a result of being a public entity, we incurred fees, including those for public relations, SEC filings, and D&O insurance, that we would not have otherwise incurred. We increased our professional fees by approximately $250,000, of which our accounting fees accounted for $211,000. The accounting fees were incurred for tax planning and preparation, and the quarterly review and related accounting services.

Legal Fees and Settlement Costs. Legal fees and settlement costs remained constant for the first half of 2001 and 2001, $229,100 and $244,000, respectively. The costs are attributable to the ongoing litigation of our current lawsuits described elsewhere in this Form 10-Q.

Merger Costs. Merger costs were 8.7 million for the first half of 2002. Specifically, we recorded a non-cash compensation charge of $2.3 million based on the 1,084,083 shares issued to Messrs. Ng, Flanzraich and Frost, a non-cash charge of $2.1 million based on the shares issued to Baytree Capital, a $4.3 million non-cash charge based on the warrants issued to Messrs. Gardner, Robert Rositano and Dean Rositano. These equity instruments were issued in connection with the closing of the merger between RAE and Nettaxi.

Other Income (Expense), net. Other Income (Expense), net decreased from $105,400 for the first half of 2001 to $54,400 for the first half of 2002, a decrease of 48.4%. This decrease is due primarily to a decrease in interest income resulting from a decline in interest rates and a decrease in our minority interest in the losses of the consolidated subsidiary. These decreases were partially offset by a decrease in interest expense resulting from having paid off the existing loans.

Net (Loss) Income. Net profit for the first half of 2001 was $121,600. For the same period in 2002, we had a net loss of $10.2 million, a decrease of $10.3 million. The decrease of net income was primarily the result of a $9.6 million non-cash accounting charge, an increase in the cost of goods to support the expanding business opportunities, and an increase in general and administrative expenses resulting from an increase in public company activities and professional services.


Liquidity and Capital Resources

         To date, we have financed our operations primarily through bank borrowings and revenues from operations. As of June 30, 2002, we had $7.3 million in cash and cash equivalents, of which approximately $903,500 of cash has been earmarked specifically for research and development activities at REnex. At June 30, 2002, the Company had $9.9 million of working capital (the excess of current assets over current liabilities) and has a current ratio of
3.5 to 1.0.

         In connection with our merger transaction with Nettaxi.com, we gained access to approximately $7 million in cash held by Nettaxi.com. This cash was used to pay off approximately $4.4 million in bank loans and $840,000 in transaction-related professional fees. The remainder is being used to fund our growth.

         The net loss for the first half of 2002 was comprised primarily of non-cash stock-based compensation ($9.6 million), substantially all of which was related to stock and warrant issuances, and non-cash compensation charges relating to our common stock options. Net cash used in operating activities for first half of 2002 was $479,300, as compared with net cash used by operating activities of $933,600 for the first half of 2001. For the first half of 2002, changes in operating assets and liabilities provided an increase of $2,000 in operating cash flows, whereas for the first half of 2001, operating assets and liabilities used $1.5 million in operating cash flows. The favorable effects on operating cash flows resulting from the change in operating assets and liabilities is primarily reflected in inventories in the amount of $1.4 million.

         Net cash provided by investing activities for the first half of 2002 was $1,573,600, as compared with net cash used in investing activities of $196,300 for the first half of 2001. Cash provided by investing activities in the first half of 2002 was due to the release of the restricted cash ($3 million), partially offset by changes in the deposits and merger costs ($846,400) and the acquisition of property and equipment ($580,000). The investment in property and equipment is for the implementation of our Customer Relations Management System and the construction of the new Wa-RAE manufacturing building.

         Net cash provided by financing activities for the first half of 2002 was $2.5 million as compared with $848,200 for the first half of 2001. Cash provided by financing activities for the first half of 2002 was primarily the result of the proceeds from the merger transaction of $7 million, partially offset by the payments on notes payable and lines of credit of $4.4 million.

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

Interest Rate Risk

As of June 30, 2002, we had cash and cash equivalents of $7.3 million consisting of cash and highly liquid short-term investments. The impact of interest rate fluctuations was immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

Foreign Currency Exchange Rate Risk

To date, substantially all of our recognized revenue has been denominated in United States dollars and generated primarily from customers in the United States, and our exposure to foreign currency exchange rates has been immaterial. We expect, however, that future products and service revenue may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of specific currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, any fluctuation in the value of the United States dollar relative to foreign currencies could affect our competitive position in the international markets. Although we would continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

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

Our future revenues are unpredictable, our operating results are likely to fluctuate from quarter to quarter, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

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

     We own approximately 47 percent of, and have management control over, REnex, a wireless systems development company. As such, we are required to consolidate REnex's financial statements. REnex is still in the research and development stage, and to date, REnex has not generated any revenues. If REnex does not begin to generate revenues at the level we anticipate or otherwise incurs greater losses, we could incur greater losses than we anticipate and our results of operations will suffer.

Variable accounting related to past option grants under the 1993 RAE California Stock Option Plan may impact our earnings for the next ten years.

     In connection with becoming a public company through a reverse merger transaction, certain options under the RAE California 1993 Stock Plan are subject to variable accounting in accordance with FASB Interpretation No. 44 (FIN 44). As of June 30, 2002, there were 2,658,353 options outstanding under the 1993 Plan that are subject to variable accounting. During the six months ended June 30, 2002, we recorded non-cash compensation charges relating to our common stock options of $862,800. Based on the life of these options, the variable accounting treatment may result in unpredictable stock-based compensation dependent on fluctuations in quoted prices of our common stock for the next ten years.

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

Should  the  benefits  of  our  inventory   procurement  strategy  in  Asia  not
materialize as we anticipate, our results of operations may suffer

     As part of our overall strategy to increase gross margins and improve operating results, we are executing on a strategy to procure a number of our component parts closer to our production source in Asia. In the past, our strategy involved the purchase of parts in, and delivery of parts from our vendors, to the United States. The parts were then kitted, and shipped to Shanghai, where the subassemblies were made. The current strategy involves the procurement of component parts in Asia, where the effective price is much lower. The parts would be shipped directly to Shanghai, thereby reducing the transit time and shipping cost of the inventory. The execution of the current strategy may have some adverse consequences. Our vendors have to be qualified to ensure that the parts are of acceptable quality and meet the requisite specifications called for by engineering drawings. A significant amount of time and funding may be required to complete the analysis. Should we fail to execute on the currently procurement strategy in an effective manner, our results of operations may suffer.

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

We are involved in pending legal proceedings

     On November 21, 2001, we filed a patent infringement claim in the United States District Court of the Northern District of California against Ion Science and its distributors. The suit alleges that Ion Science manufactures, uses, imports into the United States, offers for sale, and sells photo-ionization detectors, including but not limited to the "PhoCheck" line of photo-ionization detectors. The suit further alleges that Ion Science's photo-ionization detectors, including but not limited to its "PhoCheck" line of photo-ionization detectors, infringe patents held by us. On June 20, 2002, RAE, in principle, entered into a settlement agreement with Ion Science, requiring Ion Science to re-design their photo-ionization detectors. The final settlement is being drafted.

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

     On March 26, 2002, Straughan Technical Distribution, LLC, filed a lawsuit against us in the Superior Court of the State of California for the County of Santa Clara. A similar lawsuit pending in District Court of Harris County, Texas was served on us on March 27, 2002. In these nearly identical lawsuits, Straughan, a distributor of Gastec Gas Detection Devices, claims to have experienced diminished sales to its customers, loss of profits and other damages as a result of the stated allegations, which include claims for interference with present and prospective business relations, false advertising, trade dress infringement, slander and antitrust violations. On April 17, 2002, we removed the California action to the United States District Court for the Northern District of California, and on April 18, 2002, we removed the Texas action to the United States District Court for the Southern District of Texas. On May 10, 2002 and again on June 20, 2002, we met with the principal of Straughan to discuss potential settlement opportunities. We agreed to suspend any legal action for a period of 60 days pending the conclusion of the settlement agreement. In the event that we do not have adequate insurance coverage for the expenses related to the lawsuit, we may incur substantial legal fees and expenses in connection with the litigation. The litigation may also result in the diversion of our internal resources. Our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. The litigation is in the preliminary stage, and we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position.

     On July 31, 2001, Envision Media, Inc. filed a lawsuit against Nettaxi.Com and Glenn Goelz, the former CFO of Nettaxi in the Superior Court of the State of California for the County of Santa Cruz. In or about June 1999, Envision Media entered into a written contract with Nettaxi whereby they agreed to do web design work for Nettaxi. Envision Media alleges breach of written contract, stating that they did not receive payments for services they performed. On or about January 31, 2001, Envision Media entered into a settlement contract with Nettaxi whereby the Envision Media agreed to accept as partial payment for its services, options to purchase shares of Nettaxi's common stock. The contract required Nettaxi to register the shares with the Securities and Exchange Commission within 15 days of entering into the contract. Envision Media alleges breach of contract, as Nettaxi failed to register the shares within the time required under the contract. In or about December 1999, Glenn Goelz represented to Envision Media's officer, that Nettaxi had received commitments for back up financing in order to support its growing operation resulting in a stable price of its shares. Envision Media alleges that the representation made by Glenn Goelz was false. The litigation is in the preliminary stage, and we are unable to predict its final outcome. Our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming.

     On May 1, 2001, Thomas Lahey filed a lawsuit against Nettaxi, Inc., Robert and Dean Rositano and Glenn Goelz, officers of Nettaxi in the United States District Court of the Central District of California Southern Division. The premise for this alleged securities fraud action is that Thomas Lahey purchased shares of Nettaxi as part of a private placement in February 2000 based on misrepresentations and omissions of material information. The complaint has been amended twice; on July 15, 2002, the Court granted the motions to dismiss the Second Amended Complaint by defendants Nettaxi, Robert and Dean Rositano, and Goelz, without prejudice. The Court also ordered the plaintiffs' Third Amended Complaint filed as of July 15, 2002. Any adverse outcome could materially affect our results of operations and financial position.

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

The market for gas detection monitoring devices is highly competitive, and if we cannot compete effectively, our business may be harmed

     The market for gas detection monitoring devices is highly competitive. We expect the emerging wireless gas monitoring system market to be equally competitive. Competitors in the gas monitoring industry differentiate themselves on the basis of their technology, quality of product and service offerings, cost and time to market. In the market for gas detection monitoring devices, our primary competitors include Industrial Scientific Corporation, Mine Safety Appliances Company, BW Technologies, PerkinElmer, Inc., Drager Safety Inc., Gastec Corporation, and Bacou-Dalloz. Most of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than us. In addition, some of our competitors may be able to:

     - devote greater resources to marketing and promotional campaigns;
     - adopt more aggressive pricing policies; or
     - devote more resources to technology and systems development.

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

Our officers, directors and principal stockholders beneficially own approximately 52% of our common stock and, accordingly, may exert substantial influence over the company

     Our executive officers and directors and principal stockholders, in the aggregate, beneficially own approximately 52% of our common stock. These stockholders acting together have the ability to control all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination, and may substantially reduce the marketability of our common stock.

Future sales of our common stock by existing stockholders could adversely affect our stock price

     Sales of substantial amounts of our common stock in the public market in connection with this offering could reduce the prevailing market prices for our common stock. We registered the resale of approximately 42,671,491 shares of common stock (including shares underlying outstanding warrants to purchase our common stock) on a registration statement on Form S-1. Of these shares, approximately 12,680,080 are subject to six month lock-up agreements set to expire on October 9, 2002 and 23,261,326 are subject to one year lock-up agreements set to expire on April 9, 2003. Upon the expiration of the lock-up agreements, these shares will be eligible for resale. Future sales by the holders of such shares could adversely affect the trading price of our common stock.

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

Our business is subject to risks associated with conducting business internationally.

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

We may be unable to adequately protect our intellectual property rights

     We regard our intellectual property as critical to our success. We rely on patent, trademark, copyright and trade secret laws to protect our proprietary rights. Notwithstanding these laws, we may be unsuccessful in protecting our intellectual property rights or in obtaining patents or registered trademarks for which we apply. Our ability to compete is affected by our ability to protect the company's intellectual property rights. We rely on a combination of patents, trade secrets, non-disclosure agreements and confidentiality procedures. Although processes are in place to protect our intellectual property rights, we cannot guarantee that these procedures are adequate to prevent misappropriation of our current technology or that our competitors will not develop technology that is similar to our own. Specifically, we cannot ensure that our future patent applications will be approved or that our current patents will not be challenged by third parties. Furthermore, we cannot ensure that, if challenged, our patents will be found to be valid and enforceable.

     Any litigation relating to our intellectual property rights, including the patent infringement claim we have filed against Ion Science described above, could, regardless of the outcome, have a materially adverse impact our business and results of operations.

We might face intellectual property infringement claims that might be costly to resolve

     We may, from time to time, be subject to claims of infringement of other parties' proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. Any claims of this type, regardless of merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources or require us to enter into royalty or license agreements. The terms of any such license agreements may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm our business.

Any future acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value or harm our results of operations

     We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management's time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses related to goodwill recognition and other intangible assets, any of which could harm our business.

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

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     On November 21, 2001, we filed a patent infringement claim in the United States District Court of the Northern District of California against Ion Science and its distributors. The suit alleges that Ion Science manufactures, uses, imports into the United States, offers for sale, and sells photo-ionization detectors, including but not limited to the "PhoCheck" line of photo-ionization detectors. The suit further alleges that Ion Science's photo-ionization detectors, including but not limited to its "PhoCheck" line of photo-ionization detectors, infringe patents held by us. On June 20, 2002, RAE, in principle, entered into a settlement agreement with Ion Science, requiring Ion Science to re-design their photo-ionization detectors. The final settlement is being drafted.

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

     On March 26, 2002, Straughan Technical Distribution, LLC, filed a lawsuit against us in the Superior Court of the State of California for the County of Santa Clara. A similar lawsuit pending in District Court of Harris County, Texas was served on us on March 27, 2002. In these nearly identical lawsuits, Straughan, a distributor of Gastec Gas Detection Devices, claims to have experienced diminished sales to its customers, loss of profits and other damages as a result of the stated allegations, which include claims for interference with present and prospective business relations, false advertising, trade dress infringement, slander and antitrust violations. On April 17, 2002, we removed the California action to the United States District Court for the Northern District of California, and on April 18, 2002, we removed the Texas action to the United States District Court for the Southern District of Texas. On May 10, 2002 and again on June 20, 2002, we met with the principal of Straughan to discuss potential settlement opportunities. In the event that we do not have adequate insurance coverage for the expenses related to the lawsuit, we may incur substantial legal fees and expenses in connection with the litigation. The litigation may also result in the diversion of our internal resources. Our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. The litigation is in the preliminary stage, and we are unable to predict its final outcome. However, an adverse outcome could materially affect our results of operations and financial position.

     On July 31, 2001, Envision Media, Inc. filed a lawsuit against Nettaxi.Com and Glenn Goelz, the former CFO of Nettaxi in the Superior Court of the State of California for the County of Santa Cruz. In or about June 1999, Envision Media entered into a written contract with Nettaxi whereby they agreed to do web design work for Nettaxi. Envision Media alleges breach of written contract, stating that they did not receive payments for services they performed. On or about January 31, 2001, Envision Media entered into a settlement contract with Nettaxi whereby the Envision Media agreed to accept as partial payment for its services, options to purchase shares of Nettaxi's common stock. The contract required Nettaxi to register the shares with the Securities and Exchange Commission within 15 days of entering into the contract. Envision Media alleges breach of contract, as Nettaxi failed to register the shares within the time required under the contract. In or about December 1999, Glenn Goelz represented to Envision Media's officer, that Nettaxi had received commitments for back up financing in order to support its growing operation resulting in a stable price of its shares. Envision Media alleges that the representation made by Glenn Goelz was false. The litigation is in the preliminary stage, and we are unable to predict its final outcome. Our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming.

     On May 1, 2001, Thomas Lahey filed a lawsuit against Nettaxi, Inc., Robert and Dean Rositano and Glenn Goelz, officers of Nettaxi in the United States District Court of the Central District of California Southern Division. The premise for this alleged securities fraud action is that Thomas Lahey purchased shares of Nettaxi as part of a private placement in February 2000 based on misrepresentations and omissions of material information. The complaint has been amended twice; on July 15, 2002, the Court granted the motions to dismiss the Second Amended Complaint by defendants Nettaxi, Robert and Dean Rositano, and Goelz, without prejudice. The Court also ordered the plaintiffs' Third Amended Complaint filed as of July 15, 2002. Any adverse outcome could materially affect our results of operations and financial position.

     In addition to the litigation described above, from time to time we may be subject to various legal proceedings and claims that arise in the ordinary course of business.

Item 2.   Changes in Securities and Use of Proceeds

     None

Item 3.   Defaults upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Securities Holders

     We held a Special Meeting of Stockholders on April 5, 2002 for the following purposes:

     1. To consider and vote upon the Merger Agreement and Plan of Reorganization, dated as of January 9, 2002, by and among Nettaxi.com, RAE California and RAES Acquisition Corporation, a California corporation and a wholly-owned subsidiary of Nettaxi.com, as amended (the "Merger Agreement"), and the transactions contemplated thereby (collectively, the "Merger").

     2. In connection with the proposed Merger, to approve the reverse stock split of our issued and outstanding shares of common stock, par value $0.001 per share, such that each five and sixty-seven hundredths (5.67) shares of our issued and outstanding shares of common stock would be converted into one (1) share of our issued and outstanding common stock, as contemplated by the Merger Agreement.

     3. In connection with the proposed Merger, to consider and vote upon a proposal to approve the reincorporation of Nettaxi from the State of Nevada to the State of Delaware, as contemplated by the Merger Agreement.

     4. To consider and vote upon a proposal to ratify our 1999 Stock Option Plan, as amended.

     5. To  consider  and vote upon a proposal  to adopt the 2002  Stock  Option
Plan.

     The following were the votes for, against and abstaining regarding the above items:



-------------------- --------------- ----------------- ------------------
   Proposal               For           Against          Abstain
-------------------- --------------- ----------------- ------------------
-------------------- --------------- ----------------- ------------------
             1       23,395,358         316,222           4,850
-------------------- --------------- ----------------- ------------------
-------------------- --------------- ----------------- ------------------
             2       23,251,827         421,312          52,291
-------------------- --------------- ----------------- ------------------
-------------------- --------------- ----------------- ------------------
             3       23,449,643         248,997          17,790
-------------------- --------------- ----------------- ------------------
-------------------- --------------- ----------------- ------------------
             4       21,069,119      2,508,159         139,152
-------------------- --------------- ----------------- ------------------
-------------------- --------------- ----------------- ------------------
             5       20,491,139      3,089,139         136,152
-------------------- --------------- ----------------- ------------------


     As a result of the above votes, proposals 1, 2 and 3 were approved and proposals 4 and 5 were not approved.

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

------------------------- -----------------------------------------------------
Exhibit Number             Description of Document
------------------------- -----------------------------------------------------
------------------------- -----------------------------------------------------
99.1                       Certification  pursuant to 18 U.S.C. Section 1350,
                           as adopted pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002
------------------------- -----------------------------------------------------
------------------------- -----------------------------------------------------
99.2                       Certification  pursuant to 18 U.S.C. Section 1350,
                           as adopted pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002
------------------------- -----------------------------------------------------


Reports on Form 8-K:

     (1) On April 8, 2002, Nettaxi.com file a report on Form 8-K announcing the approval of the merger of RAE California and Nettaxi.com.

     (2) On April 24, 2002, RAE filed a report on Form 8-K announcing the consummation of the merger of RAE California and Nettaxi.com and the change of control of Nettaxi.com.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2002.

                                           RAE SYSTEMS INC.

                                           By:   /s/ Joseph Ng
                                           -----------------------------------
                                           Joseph Ng
                                           Chief Financial Officer and
                                           Vice President, Business Development

                                  EXHIBIT INDEX


99.1  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

99.2  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of RAE Systems Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert
I. Chen, President, Chief Executive Officer and Chairman of the Board of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                              By:   /s/ Robert I.Chen

                  August 8, 2002              Robert I. Chen
                                              President, Chief Executive Officer
                                              and Chairman of the Board

EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of RAE Systems Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Ng, Chief Financial Officer and Vice President, Business Development of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       By:   /s/ Joseph Ng
                                       -----------------------------------

                  August 8, 2002       Joseph Ng
                                       Chief Financial Officer
                                       and Vice-President, Business Development