Form 10-Q
period 2002-09-30
RAE SYSTEMS INC
filed 2002-10-31
CIK 1084876

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE PERIOD FROM                                  TO

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

YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2002
Common Stock, $0.001 Par Value	45,299,848

RAE Systems Inc.

PART I.    FINANCIAL INFORMATION

The interim financial statements of RAE Systems Inc. (“RAE” or the “Company”) herein reflect a non-cash credit (expense reduction) of $270,000 relating to the effects of accounting for the Company’s stock options under variable accounting for the quarter ended September 30, 2002, resulting from a decline in the share price from $0.75 on June 30, 2002 to $0.45 on September 30, 2002. For the nine month period ended September 30, 2002, the financial statements herein reflect a $9.3 million non-cash merger and variable accounting charge. These charges have significantly impacted the General and Administrative Expenses, Merger Costs, Net Loss, and Loss per Share in the Consolidated Statements of Operations, and the Additional Paid-In-Capital and Retained Earnings in the Consolidated Balance Sheet.

REnex Technology Ltd. (REnex) completed a $3 million private placement in July of 2002. Based on the terms and conditions of the contract, RAE Asia’s equity interest in REnex decreased from 47% to approximately 36%. Likewise, RAE Asia’s voting interest decreased from 90% to approximately 36%. As RAE Asia no longer owns majority interest in the voting shares, the financial statements herein reflect a change in the accounting of REnex from the consolidated method to the equity method. This change has been retroactively applied as of January 1, 2002 and, accordingly, this change has significantly impacted the comparability of the 2002 interim amounts versus the 2001 interim amounts regarding Research and Development Expenses, Loss from Unconsolidated Entity, and Minority Interest in Loss of Consolidated Subsidiary in the Consolidated Statements of Operations, and the Investments under Equity Method in the Consolidated Balance Sheet.

Item 1:    RAE Systems Inc. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$6,513,600	$3,742,600
Restricted cash	—	3,000,000
Accounts receivable, net of allowance for doubtful accounts of $175,800 and $200,000, respectively	2,649,700	2,398,100
Inventories	3,503,000	3,715,800
Prepaid expenses and other current assets	435,000	267,100
Deferred income taxes	500,800	500,800

Total Current Assets	13,602,100	13,624,400

Property and Equipment, net	2,007,800	1,202,300

Deposits and Other Assets	152,700	216,500

Investments in Unconsolidated Affiliate	870,000	—

	$16,632,600	$15,043,200

Liabilities, Convertible Redeemable Preferred Stock, and Shareholders’ Equity

Current Liabilities:
Note payable and lines of credit	$—	$4,425,800
Accounts payable	1,714,400	842,200
Accounts payable, related party	757,900	—
Accrued expenses	1,114,700	1,234,800
Income taxes payable	1,463,900	1,670,200
Current portion of deferred revenue	347,000	248,900
Current portion of capital lease obligations	159,600	96,600

Total Current Liabilities	5,557,500	8,518,500

Deferred Revenue, net of current portion	—	149,900
Capital Leases Obligations, net of current portion	170,000	51,300
Deferred Income Taxes	443,100	443,100
Minority Interest in Consolidated Subsidiary	—	1,141,900

Total Liabilities	6,170,600	10,304,700

Commitments and Contingencies

Convertible Redeemable Preferred Stock:
Series A, $0.01 par value; 700,000 shares authorized; 0 and 700,000 issued and outstanding, respectively, $.40 per share redemption value	—	300,000
Series B, $0.01 par value; 1,000,000 shares authorized; 0 and 1,000,000 issued and outstanding, respectively, $1.00 per share redemption value	—	1,000,000

	—	1,300,000

Shareholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized; 45,299,848 and 25,542,482 shares issued and outstanding, respectively	45,300	25,500
Additional paid-in capital	17,829,100	1,301,000
Deferred compensation	(406,300)	(717,800)
(Accumulated deficit) Retained earnings	(7,006,100)	2,829,800

Total Shareholders’ Equity	10,462,000	3,438,500

	$16,632,600	$15,043,200

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$5,869,100	$4,957,800	$15,581,700	$14,037,100

Cost of Sales	2,401,700	1,843,200	6,577,900	5,314,600

Gross Margin	3,467,400	3,114,600	9,003,800	8,722,500

Operating Expenses:
Sales and marketing	1,431,600	1,198,500	3,971,200	3,510,900
Research and development	741,600	850,700	1,946,900	2,331,300
General and administrative	515,000	591,200	3,311,600	2,112,800
Legal fees and settlement costs	331,100	504,000	575,100	733,100
Merger costs	—	—	8,734,700	—

Total Operating Expenses	3,019,300	3,144,400	18,539,500	8,688,100

Operating (Loss) Income	448,100	(29,800)	(9,535,700)	34,400

Other Income (Expense):
Interest income	14,400	32,700	46,400	101,300
Interest expense	(10,100)	(91,200)	(110,200)	(209,800)
Other, net	14,300	(4,900)	(1,600)	(11,800)
Equity in loss of unconsolidated affiliate	(77,800)	—	(198,400)	—
Minority interest in loss of consolidated subsidiary	—	95,100	—	257,400

Income (Loss) Before Income Taxes	388,900	1,900	(9,799,500)	171,500

Income Taxes	28,600	500	36,400	48,500

Net (Loss) Income	$360,300	$1,400	$(9,835,900)	$123,000

Basic Earnings (Loss) Per Common Share	$0.01	$0.00	$(0.26)	$0.01

Diluted Earnings (Loss) Per Common Share	$0.01	$0.00	$(0.26)	$0.01

Weighted-average common shares outstanding	45,153,990	15,676,366	37,976,136	15,481,102
Convertible preferred stock	—	6,800,000	—	6,800,000
Stock options	1,919,593	1,507,438	—	1,507,438

Diluted weighted-average common shares outstanding	47,073,583	23,983,804	37,976,136	23,788,540

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows From Operating Activities:
Net (Loss) Income	$(9,835,900)	$123,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	411,400	422,900
Provision for doubtful accounts	(24,200)	177,100
Compensation expense under variable accounting of common stock options	592,400	183,300
Equity in loss of unconsolidated affiliate	198,400	—
Minority interest in loss of consolidated subsidiary	—	(257,400)
Common stock issuance for services	2,121,600	—
Common stock purchase rights granted below fair value	2,308,300	—
Common stock warrant granted for services	4,305,800	—
Changes in operating assets and liabilities (excluding deconsolidated entity):
Accounts receivable	(227,400)	(310,000)
Inventories	212,800	(659,400)
Prepaid expenses and other current assets	(169,000)	(15,600)
Accounts payable	872,200	(365,400)
Accounts payable, related party	59,700	—
Accrued expenses	(117,000)	(276,000)
Income taxes payable	(206,300)	(70,900)
Deferred revenue	(51,800)	(159,700)

Net Cash Provided By (Used In) Operating Activities	451,000	(1,208,100)

Cash Flows From Investing Activities:
Restricted cash	3,000,000	(1,000,000)
Cash relinquished in deconsolidated entity	(878,300)	—
Acquisition of property and equipment	(968,700)	(203,700)
Investments in equity-method investee	(500,000)	—
Merger costs	(762,000)	—
Deposits and merger costs	20,700	(33,500)

Net Cash Used In Investing Activities	(88,300)	(1,237,200)

Cash Flows From Financing Activities:
Proceeds from the sale of common stock	27,800	52,100
Proceeds from business combination	6,965,500	—
Payment on capital lease obligation	(159,200)	(58,600)
Payments on notes payable and lines of credit	(4,425,800)	2,337,500

Net Cash Provided By Financing Activities	2,408,300	2,331,000

Net Increase (Decrease) in Cash and Cash Equivalents	2,771,000	(114,300)

Cash and Cash Equivalents, beginning of period	3,742,600	3,004,100

Cash and Cash Equivalents, end of period	$6,513,600	$2,889,800

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income taxes	$242,700	$150,500
Interest	$110,200	$155,500
Noncash Investing and Financing Activities:
Capital leases entered into for equipment	$340,900	$12,700

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balances, December 31, 2001	25,542,482	$25,500	$1,301,000	$(717,800)	$2,829,800	$3,438,500

(the following information is unaudited)

Common stock issuance due to exercise of option	369,439	400	27,400	—	—	27,800
Conversion of preferred stock	10,531,092	10,500	1,289,500	—	—	1,300,000
Common stock issued in connection with reorganization, net of merger cost $762,000	7,896,835	7,900	6,195,600	—	—	6,203,500
Common stock issued for services	960,000	1,000	2,120,600	—	—	2,121,600
Common stock purchase rights granted below fair value for services	—	—	2,308,300	—	—	2,308,300
Common stock warrant granted for services	—	—	4,305,800	—	—	4,305,800
Common stock option granted for services	—	—	16,400	(16,400)	—	—
Compensation expense under variable accounting of common stock options	—	—	264,500	327,900	—	592,400
Net loss	—	—	—	—	(9,835,900)	(9,835,900)

Balances, September 30, 2002 (Unaudited)	45,299,848	$45,300	$17,829,100	$(406,300)	$(7,006,100)	$10,462,000

(See accompanying notes to condensed consolidated financial statements)

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – The Company

RAE Systems Inc. (“RAE”) is a smart sensing network platform and solution provider and a leading manufacturer of single and multiple sensor atmospheric monitors, photo-ionization detectors, gas detection tubes, sampling pumps and wirelessly connected gas detection and security monitoring devices. RAE’s products and services are designed to enable its customers to monitor gas and other volatile organic compounds in confined spaces, and to establish a perimeter security around hazardous material sites and sites of weapons of mass destruction. RAE’s customers operate in such industries as safety and security, oil and gas, pharmaceuticals, utilities, food, chemical, airlines, military and hazardous material storage and disposal, and its monitors are used in civilian and government atmospheric monitoring programs in over 50 countries. RAE’s headquarters are located in Sunnyvale, California. RAE has several manufacturing sites in Jiading, Shanghai, where it manufactures approximately 25% of its components and products, and a sales office in Hong Kong, China.

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

RAE generates revenue from the sale of its gas monitoring devices and smart sensing platform and solutions, as well as through the service and repair of its equipment. RAE sells its products through a network of approximately 140 distributors, which account for approximately 90% of its sales. RAE’s customer base is varied, spanning a variety of industries, including government, airlines, oil, industrial, aerospace, chemical and shipping. In the quarter ended September 30, 2002, approximately 71% of RAE’s sales were made to customers in North America, with the remaining 29% to customers in Europe, Asia and other countries around the world.

RAE continues to strengthen its presence in the portable gas monitoring business, as evidenced by RAE’s development of its first two consumable products, the BadgeRAE hydrogen sulfide and the BadgeRAE carbon monoxide, which offer two years of continuous protection against these commonly encountered toxic gases. The BadgeRAE is now available for volume sales, and comes equipped with ATEX, UL and C-UL certification. RAE is strategically redirecting the company’s focus to take advantage of its smart sensing platform and solutions business, in which information from the gas detector is transmitted on a real-time basis to a base controller located up to two miles away. RAE launched several marketing campaigns geared towards the sale of this technology, and is currently building its infrastructure to support the emerging opportunities in this area.

In connection with becoming a public company through a reverse merger transaction, certain options granted under the 1993 Stock Plan of RAE Systems Inc., a California corporation (“RAE California”), are subject to variable accounting in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation” (FIN 44). As of September 30, 2002, there were 2,301,138 options that were outstanding under the Plan that were subject to variable accounting. The interim financial statements herein reflect a non-cash credit (expense reduction) of $270,000 relating to the effects of accounting for the Company’s stock options under variable accounting for the quarter ended September 30, 2002 resulting from a decline in the share price from $0.75 on June 30, 2002 to $0.45 on September 30, 2002. For the nine month period ended September 30, 2002, the financial statements herein reflect a $592,400 variable accounting charge. Based on the life of these options, the variable accounting treatment may result in unpredictable stock-based compensation dependent on fluctuations in quoted prices of our common stock for the next ten years.

In December 2001, as described in detail in the Company’s proxy statement filed with the Securities and Exchange Commission on March 15, 2002, the Form 10-Q filed May 14, 2002, Form S-1 filed May 31, 2002, and prospectus filed June 24, 2002, the Company issued 700,000 non-plan stock purchase rights, which vested and were exercised immediately, to an officer, a director and a consultant at an exercise price of $0.125 per share. The fair value of the underlying shares of common stock on the date of issuance was approximately $700,000. Under the terms of the stock purchase agreement with these individuals, the shares were placed in escrow and were earned contingent upon the consummation of the Merger with Nettaxi.com. In accordance with the terms of the merger agreement, the 700,000 shares were converted using an exchange ratio of 1.54869 to 1,084,083 shares. Based on the intrinsic or fair value of the respective equity instruments as of April 9, 2002, the effective date of the Merger, the company recorded a non-cash compensation charge of $2.3 million. Additionally, in connection with the closing of the merger, we recorded a $2.1 million non-cash compensation charge for the 960,000 shares of stock that was issued to Baytree Capital, and a $4.3 million non-cash compensation charge for the warrants issued to Michael Gardner, Robert Rositano and Dean Rositano.

As discussed elsewhere in this report on Form 10-Q, RAE is currently involved in various legal proceedings. Regardless of the eventual outcome, such litigation will likely be time consuming, and may result in the diversion of our internal resources. Each of the three remaining lawsuits is in a preliminary stage, therefore the eventual outcome of each is difficult to determine. Any adverse result in either of the lawsuits could materially affect RAE’s results of operations and financial position.

Note 2 – Summary of Significant Accounting Policies

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of RAE Systems Inc. and its subsidiaries as described below. RAE owns 100% of RAE Systems Europe ApS (“RAE Europe”) and RAE Systems (Asia) Limited (“RAE Asia”). RAE Europe is a Denmark corporation which distributes and provides services for RAE’s products in Europe, Australia and New Zealand, and throughout the Middle East. RAE Asia is a Hong Kong corporation which distributes and provides services for RAE’s products in Asia and the Pacific Rim. RAE Asia owns (i) 100% of Wa-RAE Science Instruments, Ltd (“Wa-RAE”) and (ii) 36% of REnex Technology Ltd (REnex). Wa-RAE, which is incorporated in Jiading, Shanghai designs and manufactures RAE’s products for final assembly in the United States.

REnex, a Hong Kong based research and development corporation, designs and develops a wireless platform for detection and monitoring. As of September 30, 2002, REnex completed a $3 million private placement of its capital stock. Based on the terms and conditions of the contract, RAE Asia’s equity interest in REnex decreased from 47% to approximately 36%. Likewise, RAE Asia’s voting interest decreased from 90% to approximately 36%. As RAE Asia no longer owns majority interest in the voting shares, the financial statements herein reflect a change in the accounting of REnex from the consolidated method to the equity method.

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

Revenue Recognition

The Company recognizes sales upon shipment, at which time title is transferred to the customer, provided no significant obligations remain and collection is probable. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. The Company has historically experienced an insignificant amount or returns. Service revenues relating to maintenance services performed by the Company, which represent less than 5% of net revenues are recognized as earned based upon contract terms, which is generally ratable over the term of service. Net sales includes amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue No. 00-10 Accounting for Shipping and Handling Fees and Costs. Shipping fees represent approximately 2.1% of net revenues.

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

Note 3 – Commitments and Contingencies

On November 21, 2001, RAE filed a patent infringement claim in the United States District Court of the Northern District of California against Ion Science and its distributors. The suit alleges that Ion Science manufactures, uses, imports into the United States, offers for sale, and sells photo-ionization detectors, including but not limited to the “PhoCheck” line of photo-ionization detectors. The suit further alleges that Ion Science’s photo-ionization detectors, including but not limited to its “PhoCheck” line of photo-ionization detectors, infringe patents held by RAE. On August 15, 2002, the case was dismissed with prejudice. Ion Science is in the process of re-designing their unit so as not to infringe upon the RAE patents.

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

On March 26, 2002, Straughan Technical Distribution, LLC, filed a lawsuit against RAE in the Superior Court of the State of California for the County of Santa Clara. A similar lawsuit pending in District Court of Harris County, Texas was served on RAE on March 27, 2002. In these nearly identical lawsuits, Straughan, a distributor of Gastec Gas Detection Devices, claims to have experienced diminished sales to its customers, loss of profits and other damages as a result of the stated allegations, which include claims for interference with present and prospective business relations, false advertising, trade dress infringement, slander and antitrust violations. On April 17, 2002, RAE removed the California action to the United States District Court for the Northern District of California, and on April 18, 2002, RAE removed the Texas action to the United States District Court for the Southern District of Texas. On October 8, 2002, the principals of Straughan and RAE met and discussed potential settlement opportunities. An adverse outcome could materially affect RAE’s results of operations and financial position.

On July 31, 2001, Envision Media, Inc. filed a lawsuit against Nettaxi.Com and Glenn Goelz, the former CFO of Nettaxi in the Superior Court of the State of California for the County of Santa Cruz. In or about June 1999, Envision Media entered into a written contract with Nettaxi whereby they agreed to do web design work for Nettaxi. Envision Media alleges breach of written contract, stating that they did not receive payments for services they performed. On or about January 31, 2001, Envision Media entered into a settlement contract with Nettaxi whereby the Envision Media agreed to accept as partial payment for its services, options to purchase shares of Nettaxi’s common stock. The contract required Nettaxi to register the shares with the Securities and Exchange Commission within 15 days of entering into the contract. Envision Media alleges breach of contract, as Nettaxi failed to register the shares within the time required under the contract. In or about December 1999, Glenn Goelz represented to Envision Media’s officer, that Nettaxi had received commitments for back up financing in order to support its growing operation resulting in a stable price of its shares. Envision Media alleged that the representation made by Glenn Goelz was false. The parties have agreed in principle to the terms of a settlement of this litigation.

On May 1, 2001, Thomas Lahey et al. filed a lawsuit against Nettaxi, Inc., Robert and Dean Rositano and Glenn Goelz, officers of Nettaxi in the United States District Court of the Central District of California Southern Division. The premise for this alleged securities fraud action is that Thomas Lahey et al. purchased shares of Nettaxi as part of a private placement in February 2000 based on misrepresentations and omissions of material information. On October 7, 2002, the judge dismissed the federal case with prejudice and the state case without prejudice.

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

RESULTS OF OPERATIONS – Quarter ended September 30, 2002

Net Sales.    Net sales increased from $5.0 million for the quarter ended September 30, 2001 to $5.9 million for the quarter ended September 30, 2002, an increase of 18.4%. This increase was due to an increase in the sale of our confined space gas monitors and the sale of our flexible multi-gas monitors with our patented photo-ionization detector. Additionally, we saw an increase in the sale of our smart sensing solutions. Relative to the quarter ended September 30, 2001, we experienced significant increases in sales throughout the United States, particularly sales to the First Responder community and for confined space entry. We also realized significant increases in Asia and Latin America.

Cost of Sales.    Cost of sales increased from $1.8 million for the quarter ended September 30, 2001 to $2.4 million for the quarter ended September 30, 2002, an increase of 30.3%. This increase was primarily due to additional material requirements to support higher volume production as well as additional personnel and related expenses to support our expanding business opportunities and to bring the manufacturing of our key components in-house. Gross margins increased from $3.1 million, or 62.8% of revenue, for the quarter ended September 30, 2001 to $3.5 million, or 59.1% of revenue, for the quarter ended September 30, 2002. This increase was primarily due to an increase in sales volume. The decrease in the margin as a percent of revenue, however, was attributable to increases in our manufacturing costs to support our expanding business. It was also attributable to a decrease in the price of selected products to remain competitive in the marketplace and a change in the product mix.

Sales and Marketing.    Sales and marketing expenses increased from $1.2 million for the quarter ended September 30, 2001 to $1.4 million for the quarter ended September 30, 2002, an increase of 19.5%. Our sales and marketing cost increased as a result of an increase in our headcount. Additionally, our advertising and sales collateral increased to support our wireless systems business as well as our new line of consumable products. These increases were partially offset by a decrease in commissions resulting from the elimination of our outside sales representatives.

Research and Development.    Research and development expenses decreased from $850,700 for the quarter ended September 30, 2001 to $741,600 for the quarter ended September 30, 2002, a decrease of 12.8%. The decrease in research and development expenses of $109,200 was primarily the result of a change in the accounting of REnex from the consolidated method to the equity method ($179,400). This was partially offset by an increase in our research and development activities, specifically in the area of wireless communications and sensor development.

General and Administrative.    General and administrative expenses decreased from $591,200 for the quarter ended September 30, 2001 to $515,000 for the quarter ended September 30, 2002, a decrease of 12.9%. As a result of being a public entity, we incurred fees, including those for public relations, SEC filings, and D&O insurance of $69,400 that we would not have otherwise incurred. We also increased our professional fees for tax planning and preparation, and for the quarterly review and related accounting services by $76,400. Additionally, our general liability and workers’ compensation insurance premiums increased by $40,300 due to the post 9/11 environment. These increases were offset by a non-cash credit (expense reduction) of $270,000 relating to 2,301,138 options granted under the 1993 RAE California Stock Option Plan that were subject to variable accounting.

Legal Fees and Settlement Costs.    Legal fees and settlement costs decreased from $504,000 for the quarter ended September 30, 2001 to $331,100 for the quarter ended September 30, 2002, a decrease of 34.3%. Our legal costs remain relatively high as a result of our ongoing lawsuits, including those that we inherited as a result of the merger with Nettaxi. In the quarter ended September 30, 2002, however, we did not incur a large settlement fee as we did in the quarter ended September 30, 2001. The lawsuits are described in detail elsewhere in this Form 10-Q.

Other Income (Expense), net.    Other income for the quarter ended September 30, 2001 was $31,700. For the same period in 2002, we had other expenses of $59,200, a change of $90,900. The change was primarily due a change in the accounting of REnex from the consolidated method to the equity method ($172,900). This change was partially offset by a decrease in interest expense resulting from the repayment of outstanding loans ($81,100).

Net (Loss) Income.    Net profit increased from $1,400 for the quarter ended September 30, 2001 to $360,300 for the quarter ended September 30, 2002. The increase was a result of an increase in sales volume and a non-cash credit (expense reduction) of $270,000 resulting from 2,301,138 outstanding options in our 1993 Stock Option Plan that were subject to variable accounting. These increases were partially offset by an increase in the cost of goods to support our expanding business opportunities, an increase in marketing expenses to support the new line of consumable products and the smart sensing solutions business, and an increase in public company activities and professional services.

Segment Information

We operate in one business segment, and we use one measure of profitability to manage our business. Approximately 31.5% of our long-lived assets are located in China, and approximately 8.8% of our long-lived assets are located in Hong Kong, with the remaining long-lived assets located in the United States.

RESULTS OF OPERATIONS – Nine Month Period ended September 2002

Net Sales.    Net sales increased from $14 million for the nine month period ended September 30, 2001 to $15.6 million for the nine month period ended September 30, 2002, an increase of 11%. This increase was primarily the result of a worldwide increase in the sale of our confined space gas monitors and the sale of our flexible multi-gas monitors with our patented photo-ionization detector. We also saw an increase in the sale of our smart sensing solutions.

Cost of Sales.    Cost of sales increased from $5.3 million for the nine month period ended September 30, 2001 to $6.6 million for the nine month period ended September 30, 2002, an increase of 23.8%. This increase was primarily due to additional material requirements as a result of higher volume production for the nine month period ended September 30, 2002, as well as additional personnel and related expenses to support our expanding business opportunities and to bring the manufacturing of our key components in-house. Gross margins increased from $8.7 million, or 62.1% of revenue, for the nine month period ended September 30, 2001 to $9 million, or 57.8% of revenue, for the nine month period ended September 30, 2002 due to sales volume increases. The decrease in the margin as a percent of revenue, however, was attributable to increases in our manufacturing cost to support our expanding business. It was also attributable to a decrease in the price of selected products to remain competitive in the marketplace and a change in the product mix.

Sales and Marketing.    Sales and marketing expenses increased from $3.5 million for the nine month period ended September 30, 2001 to $4 million for the nine month period ended September 30, 2002, an increase of 13.1%. We realized an increase in the sales and marketing cost resulting from an increase in our headcount. We also increased our advertising and sales collateral to support both the wireless systems business as well as our new line of consumable products. This increase was partially offset by a decrease in commissions resulting from the elimination of our outside sales representatives.

Research and Development.    Research and development decreased from $2.3 million for the nine month period ended September 30, 2001 to $1.9 million for the nine month period ended September 30, 2002, a decrease of 16.5%. The decrease in research and development expenses of $384,400 was primarily the result of a change in the accounting of REnex from the consolidated method to the equity method ($485,700). This was partially offset by an increase in our research and development activities, specifically in the area of wireless communications and sensor development.

General and Administrative.    General and administrative expenses increased from $2.1 million for the nine month period ended September 30, 2001 to $3.3 million for the nine month period ended September 30, 2002, an increase of 56.7%. As a result of being a public entity, we incurred fees, including those for public relations, SEC filings, and D&O insurance of $138,800 that we would not have otherwise incurred. We also increased our professional fees for tax planning and preparation, and for the quarterly review and related accounting services by $434,000. Additionally, our general liability and workers’ compensation insurance premiums increased by $108,500 due to the post 9/11 environment. Also included in the $3.3 million is an accounting charge of $592,400 relating to options granted under the 1993 RAE California Stock Option Plan that were subject to variable accounting.

Legal Fees and Settlement Costs.    Legal fees decreased from $733,100 for the nine month period ended September 30, 2001 to $575,100 for the nine month period ended September 30, 2002, a decrease of 21.6%. Our legal costs remain relatively high as a result of our ongoing lawsuits, including those that we inherited as a result of the merger with Nettaxi. In the nine month period ended September 30, 2002, however, we did not incur a large settlement fee as we did in the nine month period ended September 30, 2001. The lawsuits are described in detail elsewhere in this Form 10-Q.

Merger Costs.    Merger costs were $8.7 million for the nine month period ended September 30, 2002. Specifically, we recorded a non-cash compensation charge of $2.3 million based on the 1,084,083 shares of our common stock issued to Messrs. Ng, Flanzraich and Frost, a non-cash charge of $2.1 million based on the shares issued to Baytree Capital, a $4.3 million non-cash charge based on the warrants issued to Messrs. Gardner, Robert Rositano and Dean Rositano. These equity instruments were issued in connection with the closing of the merger between RAE and Nettaxi.

Other Income (Expense), net.    Other income for the nine month period ended September 30, 2001 was $137,100. For the same period in 2002, we had other expenses of $263,800, a change of $400,900. The change was primarily due a change in the accounting of REnex from the consolidated method to the equity method ($455,800) as well as a decrease in interest income resulting from a decline in interest rates ($54,900). This change was partially offset by a decrease in interest expense resulting from having paid off the existing loans ($99,600).

Net (Loss) Income.    Net profit for the nine month period ended September 30, 2001 was $123,000. For the same period in 2002, we had a net loss of $9.8 million. The decrease of net income was primarily the result of a $9.3 million non-cash accounting charge, an increase in the cost of goods to support our expanding business opportunities, an increase in marketing expenses to support the new line of consumable products and the smart sensing solutions business, and an increase in public company activities and professional services.

Liquidity and Capital Resources

To date, we have financed our operations primarily through bank borrowings and revenues from operations. As of September 30, 2002, we had $6.5 million in cash and cash equivalents. At September 30, 2002, the Company had $8 million of working capital (the excess of current assets over current liabilities) and had a current ratio of 2.4 to 1.0.

The net loss for the nine month period ended September 30, 2002 was comprised primarily of non-cash stock-based compensation ($9.3 million), substantially all of which was related to stock and warrant issuances, and non-cash compensation charges relating to our common stock options. Net cash provided by operating activities for the nine month period ended September 30, 2002 was $451,000, as compared with net cash used by operating activities of $1.2 million for the nine month period ended September 30, 2001. For the nine month period ended September 30, 2002, changes in operating assets and liabilities provided an increase of $373,200 in operating cash flows, whereas for the nine month period ended September 30, 2001, operating assets and liabilities used $1.9 million in operating cash flows. The favorable effects on operating cash flows resulting from the change in operating assets and liabilities is primarily reflected in accounts payable in the amount of $872,200.

Net cash used in investing activities for the nine month period ended September 30, 2002 was $88,300, as compared with net cash used in investing activities of $1.2 million for the nine month period ended September 30, 2001. Cash used by investing activities in the nine month period ended September 30, 2002 consisted primarily of deposits and merger costs ($741,300), the de-consolidation of REnex ($878,300) and the acquisition of property and equipment ($968,700). Our investment in property and equipment is for the implementation of our Customer Relations Management System and the construction of our new Wa-RAE manufacturing building in Jia Ding, Shanghai. These costs were partially offset by the release of restricted cash ($3 million) as a result of having paid off the lines of credit.

Net cash provided by financing activities for the nine month period ended September 30, 2002 was $2.4 million as compared with $2.3 for the nine month period ended September 30, 2001. Cash provided by financing activities for the nine month period ended September 30, 2002 was primarily the result of the proceeds from the merger transaction of $7 million, partially offset by the payments on notes payable and lines of credit of $4.4 million.

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

Interest Rate Risk

As of September 30, 2002, we had cash and cash equivalents of $6.5 million consisting of cash and highly liquid short-term investments. The impact of interest rate fluctuations was immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

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

It is likely that in some future quarters our operating results may fall below the expectations of investors. In this event, the trading price of our common stock would significantly decline.

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

Our ownership interest in REnex will cause us to incur losses that we would not otherwise incur.

We own approximately 36 percent of REnex, a wireless systems development company. As such, we are required to incorporate our share of the losses into the Consolidated Statements of Operation. REnex is still in the research and development stage, and to date, REnex has not generated any revenues. If REnex does not begin to generate revenues at the level we anticipate or otherwise incurs greater losses, we could incur greater losses than we anticipate and our results of operations will suffer.

Variable accounting related to past option grants under the 1993 RAE California Stock Option Plan may impact our earnings for the next ten years.

In connection with becoming a public company through a reverse merger transaction, certain options under the RAE California 1993 Stock Plan are subject to variable accounting in accordance with FASB Interpretation No. 44 (FIN 44). As of September 30, 2002, there were 2,301,138 options that were outstanding under the Plan that were subject to variable accounting. The financial statements herein reflect a $270,000 variable accounting credit for the period ending September 30, 2002 resulting from a decline in the share price from $0.75 on June 30, 2002 to $0.45 on September 30, 2002. For the nine month period ended September 30, 2002, the financial statements herein reflect a $592,800 variable accounting charge. Based on the life of these options, the variable accounting treatment may result in unpredictable stock-based compensation charges dependent on fluctuations in quoted prices of our common stock for the next ten years, which could adversely affect our results of operations.

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

Should the benefits of our inventory procurement strategy in Asia not materialize as we anticipate, our results of operations may suffer.

As part of our overall strategy to increase gross margins and improve operating results, we are executing on a strategy to procure a number of our component parts closer to our production source in Asia. In the past, our strategy involved the purchase of parts in, and delivery of parts from our vendors, to the United States. The parts were then kitted, and shipped to Shanghai, where the subassemblies were made. Our current strategy involves the procurement of component parts in Asia, where the effective price is much lower. The parts will be shipped directly to Shanghai, thereby reducing the transit time and shipping cost of the inventory. The execution of the current strategy may have some adverse consequences. Our vendors have to be qualified to ensure that the parts are of acceptable quality and meet the requisite specifications called for by engineering drawings. A significant amount of time and funding may be required to complete the analysis. Should we fail to execute on the currently procurement strategy in an effective manner, our results of operations may suffer.

We depend on our distributors.

We derive approximately 90% of our revenues via our sales distribution channels, and therefore are dependant on our distributors. Should any of our principal distributors, or a significant group of our distributors, experience financial difficulties or become unwilling to promote and sell our products for any reason, our business and results of operations could be materially harmed.

We depend on third party suppliers.

We are dependent on third party suppliers for our component parts, including various sensors, microprocessors and other material components. Should there be any interruption in the supply of these component parts, our business could be adversely affected.

If our expansion from a gas detection instrument manufacturer to a wireless systems company is unsuccessful, our business and results of operations will suffer.

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

Compliance with safety regulations could delay new product delivery and adversely affect our results of operations.

Compliance with safety regulations, specifically the need to obtain UL, CUL, ATEX and EEX approvals, could delay the introduction of new products by us. As a result, we may experience delays in realizing revenues from our new products, which could have an adverse effect on our results of operations.

A deterioration in trade relations with China could have a material adverse effect on our business and results of operations.

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

We are involved in pending legal proceedings.

On November 21, 2001, RAE filed a patent infringement claim in the United States District Court of the Northern District of California against Ion Science and its distributors. The suit alleges that Ion Science manufactures, uses, imports into the United States, offers for sale, and sells photo-ionization detectors, including but not limited to the “PhoCheck” line of photo-ionization detectors. The suit further alleges that Ion Science’s photo-ionization detectors, including but not limited to its “PhoCheck” line of photo-ionization detectors, infringe patents held by RAE. On August 15, 2002, the case was dismissed with prejudice. Ion Science is in the process of re-designing their unit so as not to infringe upon the RAE patents.

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

On March 26, 2002, Straughan Technical Distribution, LLC, filed a lawsuit against RAE in the Superior Court of the State of California for the County of Santa Clara. A similar lawsuit pending in District Court of Harris County, Texas was served on RAE on March 27, 2002. In these nearly identical lawsuits, Straughan, a distributor of Gastec Gas Detection Devices, claims to have experienced diminished sales to its customers, loss of profits and other damages as a result of the stated allegations, which include claims for interference with present and prospective business relations, false advertising, trade dress infringement, slander and antitrust violations. On April 17, 2002, RAE removed the California action to the United States District Court for the Northern District of California, and on April 18, 2002, RAE removed the Texas action to the United States District Court for the Southern District of Texas. On October 8, 2002, the principals of Straughan and RAE met and discussed potential settlement opportunities. An adverse outcome could materially affect RAE’s results of operations and financial position.

On July 31, 2001, Envision Media, Inc. filed a lawsuit against Nettaxi.Com and Glenn Goelz, the former CFO of Nettaxi in the Superior Court of the State of California for the County of Santa Cruz. In or about June 1999, Envision Media entered into a written contract with Nettaxi whereby they agreed to do web design work for Nettaxi. Envision Media alleges breach of written contract, stating that they did not receive payments for services they performed. On or about January 31, 2001, Envision Media entered into a settlement contract with Nettaxi whereby the Envision Media agreed to accept as partial payment for its services, options to purchase shares of Nettaxi’s common stock. The contract required Nettaxi to register the shares with the Securities and Exchange Commission within 15 days of entering into the contract. Envision Media alleges breach of contract, as Nettaxi failed to register the shares within the time required under the contract. In or about December 1999, Glenn Goelz represented to Envision Media’s officer, that Nettaxi had received commitments for back up financing in order to support its growing operation resulting in a stable price of its shares. Envision Media alleged that the representation made by Glenn Goelz was false. The parties have agreed in principle to the terms of a settlement of this litigation.

On May 1, 2001, Thomas Lahey et al. filed a lawsuit against Nettaxi, Inc., Robert and Dean Rositano and Glenn Goelz, officers of Nettaxi in the United States District Court of the Central District of California Southern Division. The premise for this alleged securities fraud action is that Thomas Lahey et al. purchased shares of Nettaxi as part of a private placement in February 2000 based on misrepresentations and omissions of material information. On October 7, 2002, the judge dismissed the federal case with prejudice and the state case without prejudice.

In addition to the litigation described above, from time to time RAE may be subject to various legal proceedings and claims that arise in the ordinary course of business.

The market for gas detection monitoring devices is highly competitive, and if we cannot compete effectively, our business may be harmed.

The market for gas detection monitoring devices is highly competitive. We expect the emerging wireless gas monitoring system market to be equally competitive. Competitors in the gas monitoring industry differentiate themselves on the basis of their technology, quality of product and service offerings, cost and time to market. In the market for gas detection monitoring devices, our primary competitors include Industrial Scientific Corporation, Mine Safety Appliances Company, BW Technologies, PerkinElmer, Inc., Drager Safety Inc., Gastec Corporation, and Bacou-Dalloz. Most of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than us. In addition, some of our competitors may be able to:

•	devote greater resources to marketing and promotional campaigns;

•	adopt more aggressive pricing policies; or

•	devote more resources to technology and systems development.

In light of these factors, we may be unable to compete successfully.

We may not be successful in developing our brand, which could prevent us from remaining competitive.

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

We may not be able to recruit or retain qualified personnel.

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

Our business could suffer if we lose the services of any of our executive officers.

Our future success depends to a significant extent on the continued service of our executive officers, including Robert I. Chen, Joseph Ng, Peter Hsi and Robert Henderson. The loss of the services of any of our executive officers could harm our business.

We might not be successful in the development or introduction of new products and services in a timely and effective manner.

Our revenue growth is dependent on the timely introduction of new products to market. We may be unsuccessful in identifying new product and service opportunities or in developing or marketing new products and services in a timely or cost-effective manner. In addition, product innovations may not achieve the market penetration or price stability necessary for profitability.

Our officers, directors and principal stockholders beneficially own approximately 59% of our common stock and, accordingly, may exert substantial influence over the company.

Our executive officers and directors and principal stockholders, in the aggregate, beneficially own approximately 59% of our common stock. These stockholders acting together have the ability to control all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination, and may substantially reduce the marketability of our common stock.

Future sales of our common stock by existing stockholders could adversely affect our stock price.

Sales of substantial amounts of our common stock in the public market in connection with this offering could reduce the prevailing market prices for our common stock. We registered the resale of approximately 42,671,491 shares of common stock (including shares underlying outstanding warrants to purchase our common stock) on a registration statement on Form S-1. Of these shares, approximately 12,680,080 were subject to six month lock-up agreements which expired on October 9, 2002 and 23,261,326 are subject to one year lock-up agreements set to expire on April 9, 2003. Future sales by the holders of such shares could adversely affect the trading price of our common stock.

Our facilities and operations are vulnerable to natural disasters and other unexpected losses.

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

We may be unable to adequately protect our intellectual property rights.

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

We might face intellectual property infringement claims that might be costly to resolve.

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

Any future acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value or harm our results of operations.

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

Item 4.    Controls and Procedures

(a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in several legal proceedings as discussed in Note 3 “Commitments and Contingencies” to the financial statements of this Form 10-Q.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Securities Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description of Document
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 29, 2002.

RAE SYSTEMS INC.

By:	/s/ Joseph Ng
Joseph Ng Chief Financial Officer and Vice President, Business Development

CERTIFICATIONS

I, Robert I. Chen, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of RAE Systems Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 29, 2002

By:	/s/ Robert I. Chen
Robert I. Chen President, Chief Executive Officer and Chairman of the Board

I, Joseph Ng, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of RAE Systems Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 29, 2002

By:	/s/ Joseph Ng
Joseph Ng Chief Financial Officer and Vice-President, Business Development

EXHIBIT INDEX

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002