Form 10-K
period 2002-12-31
RAE SYSTEMS INC
filed 2003-02-28
CIK 1084876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from                      To

Commission File Number: 000-26109

RAE Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0588488
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1339 Moffett Park Drive

Sunnyvale, California 94089

(Address of principal executive offices)

408-752-0723

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer. Yes  ☐  No  ☒

At February 20, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9,792,204. At February 20, 2003, the number of shares of Common Stock outstanding was 45,603,283.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders—

Part III of this Form 10-K.

PART 1

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect,” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revisions or update to these forward-looking statements. Readers should carefully review the risk factors described herein and in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by RAE Systems in fiscal year 2003.

ITEM 1. BUSINESS.

RAE Systems, established in 1991, is a leading manufacturer of technologically advanced single and multiple sensor atmospheric monitors, photo-ionization detectors, gas detection tubes, sampling pumps, and wirelessly-connected gas detection and security monitoring systems.

Our hazardous environment detection solutions are used to detect and measure a wide variety of dangerous atmospheric contaminants and conditions such as combustible gas and vapor accumulations, oxygen deficiencies, and toxic gases such as carbon monoxide, hydrogen sulfide, carbon dioxide, and many other commonly encountered atmospheric hazards. Our patented photo-ionization detector technology allows dependable, linear, part-per-million range readings for many toxic gases and vapors that are effectively undetectable by any other means. Our products are particularly well suited for the measurement of volatile organic compounds such as gasoline, benzene, paints, degreasers, jet fuel, and most organic solvents. Our products are used to detect weapons of mass destruction (WMD), environmental, safety, hazardous materials (HAZMAT), toxic industrial chemical (TIC), petrochemical and semiconductor materials, and for confined space entry monitoring programs all over the world.

Our monitors are used in civilian and government atmospheric monitoring programs in over 50 countries. Our products are used by manufacturers as well by numerous city, state and federal agencies and departments. A substantial number of municipal agencies and city departments have standardized their programs on our products for confined space and HAZMAT incident response. We are also a leading supplier of gas detectors used for jet fuel vapor monitoring programs. Our customers include many of the world’s leading corporations in the airline, automotive, oil, computer and telecommunications industries. We also have significant numbers of instruments currently in service with many U.S. governmental agencies and armed forces. Our instruments are used in a wide variety of programs for the detection of vapors associated with nerve agents, chemical warfare agents (CWAs), TICs, and as part of the personal protective equipment issued to bomb-disposal, hostage-rescue, clandestine crime lab, HAZMAT, and other high-risk response teams throughout the country. To date, we have over 3,000 instruments fielded with these various United States government departments, agencies and programs.

We were incorporated as a California corporation in 1991. In April 2002 we completed a reverse merger with Nettaxi.com, and became incorporated under the laws of the state of Delaware.

OUR STRATEGY

Since our inception, we have focused on becoming a leader in the development of gas detection monitoring devices. We intend to maintain this focus by pursuing the following strategies:

Transformation from an Analytical Instrument Company to a Network Instrumentation Company. We have transformed our company from an analytical instrument company to a network instrumentation company by offering products that enable data to be transmitted and analyzed from remote locations in the field to a base station located up to two miles from site of the detector, and ultimately hosted via the Internet. We have created a network environment in which each of our instruments represents a node in a local area network, or LAN, and each LAN is, in turn, made a part of a wide area network, or WAN, such as the Internet. In such a network environment, the instruments communicate with one another and across the Internet to provide systems solutions for various industrial and security markets that require a low cost feedback loop, including HAZMAT monitoring and homeland defense.

Expand into a Variety of Industries in Order to Achieve a Broad Customer Base. We intend to leverage our core technologies across many industries in order to achieve a broad and diverse customer base. By diversifying our customer base, we hope to become less susceptible to the economic downturns and business cycles of any single industry.

Continue to Develop and Bring to Market Products Based on Patented Technology. We intend to continue to develop products based on our patented technology that are distinguishable from other products in the marketplace, and therefore help provide insulation from competitive pricing pressures. Through collaboration efforts, acquisitions and in-house research and development efforts, we intend to develop new technologies such as radiation detection.

Fully Leverage Our Low-Cost Manufacturing Base in China. As part of our overall strategy, we intend to increasingly utilize our low-cost manufacturing facilities in China, thereby lowering our production costs and increasing the gross margins on our products.

RAE SYSTEMS CAPABILITIES

Our main strengths are in both sensor and measurement technology and integrated wireless technology.

Sensor and Measurement Technology

Our products are based on a line of proprietary and patented gas and chemical sensors. We design and manufacture the following sensors:

*	Photo-ionization detectors for the measurement of volatile organic compounds, highly toxic chemical warfare agents, and toxic industrial chemicals;

*	Catalytic bead pellistors for the measurement of combustible gas;

*	Non-dispersive infrared sensors for the measurement of carbon dioxide and hydrocarbons; and

*	Electro-mechanical sensors for the measurement of toxic gases such as carbon monoxide.

Photo-ionization detectors use ultraviolet light to break up the molecules of the substances being detected into charged fragments or “ions.” This produces a flow of electrical current proportional to the concentration of contaminant. Our patented photo-ionization detector technology enables dependable, linear, part-per-million range readings for many toxic gases and vapors that are virtually undetectable by any other means. Photo-ionization detection is particularly suited to the detection of the highly toxic, long-chain, low vapor pressure volatile organic compounds associated with many toxic industrial chemicals, nerve agents and chemical warfare agents.

Catalytic bead pellistors, non-dispersive infrared sensors and electro-mechanical sensors measure combustible gas, carbon dioxide and hydrocarbons, and toxic gases such as carbon monoxide using our detector technology.

Integrated Wireless Technology

In 1999, anticipating the emergence of robust wireless IP networks, we began to develop wireless capabilities for our gas monitoring instruments that enable them to detect gas from remote locations. In May 2001, we introduced the AreaRAE, a wireless-enabled gas detector, which allows for the real-time transmission of monitoring information from a base station located up to two miles away from the detectors. The AreaRAE enables HAZMAT teams, fire fighters, law enforcement officials and other users to remain a safe distance away from toxins, flames and explosives. The AreaRAE incorporates technologies such as global positioning system and geographic information system capabilities. In addition, the AreaRAE can be made to interface with the Internet, making our measurements available from virtually any location with Internet access. We intend to further enhance our products to include video or imaging capabilities that will enable security monitoring.

COMPETITIVE STRENGTHS

As an instrument manufacturer, we have differentiated ourselves from our competition by developing specific chemical sensors, including an array of gas detectors, photo-ionization detectors, catalytic combustion sensors, non-dispersive infrared sensors, corona discharge ionization detectors, and electrochemical gas sensors. These key components enable us to innovate and create new product offerings that other instrument manufacturers may find difficult to rival, especially those competitors that rely on off-the-shelf components. Our technology is protected by 17 patent applications, eight (8) of which have been granted.

As a design and development company, we have significant experience in our industry and understand the need for microprocessor-based instruments. We have successfully integrated our gas detection technology with advanced analog/digital electronics, rechargeable lithium batteries, miniature diaphragm pumps, and liquid crystal displays into a broad family of compact, technologically advanced gas detection products. Our instruments are user friendly, durable, and used by first responder teams, mobile industrial workers, municipal employees, law enforcement agencies, and safety and hygiene professionals.

A significant advantage of our sensor products is that data can be uploaded to the Internet. To facilitate this, we founded REnex in 2001, a Hong Kong-based, wireless systems company of which we own, as of December 31, 2002, approximately 36%. REnex has developed an Application Specific Private Exchange Network, or ASPEN, dedicated for use in industrial applications. ASPEN is a self-sufficient plug-and-play system that can be customized to meet application specific needs and market requirements. We are currently collaborating with REnex in the design of a robust wireless communications system to address the needs of the homeland security, petrochemical, and environmental markets, among others.

SALES AND MARKETING

Our products are sold through a worldwide organization that includes direct sales personnel and distributors managed through our Sunnyvale, California; Hong Kong; and Skanderborg, Denmark offices. We have a sales and distribution presence in the United States, Canada, Western Europe, Mexico, Latin America, Japan and Singapore, as well as in Beijing, Shanghai, and other petroleum-focused provinces in China. As of December 31, 2002, we employed 47 people in sales and marketing and customer support services. In addition, we have a total of 180 distributors worldwide that account for approximately 90% of our revenues.

In the year ended December 31, 2002, approximately 70% of our revenues were derived from sales in North America and approximately 30% of revenues were derived from sales outside of North America. Of the sales outside of North America, approximately 32% of sales represent sales in Europe and 52% represent sales in Asia.

Our products are marketed through direct mail and print advertisements, as well as the dissemination of brochures and other marketing collateral. We participate in industry trade shows and have a presence on the Internet where we take orders and provide information on our product offerings.

RESEARCH AND DEVELOPMENT

We are in the process of expanding our product offerings to include a line of radiation detectors, a wider variation of tubes and pumps, as well as instruments that increase selectivity in gas monitoring. As of December 31, 2002, we employed 36 people in research, development and engineering.

Our research and development process is done in collaboration with our manufacturing department. Such collaboration ensures the manufacturability of the product, and expedites the transition from the conceptual design phase to actual production.

We are engaged in a collaborative effort with the Shanghai University in China, which is known for its research depth in the electronics engineering, telecommunications, and material science fields. This collaboration has enabled cost effective and high return research and development activities, including instrument development and sensor technology. We are able to draw on the expertise of the professors at Shanghai University and recruit from the talent pool that the university has to offer.

MANUFACTURING

We have a wholly owned offshore manufacturing subsidiary, Wa-RAE, in Shanghai, China where approximately half of our components and products are manufactured. Wa-RAE operates two manufacturing sites in Shanghai, both of which are leased. The facilities consist of 20,000 square feet and 44,000 square feet of manufacturing space, respectively, and enable us to be cost competitive, while maintaining high quality manufacturing standards. We also have a manufacturing, integration and test site in Sunnyvale, California, where we manufacture some of our more complex and sensitive sensors. We have been ISO 9001 certified since 1998, and were upgraded to ISO 9001:2000 in December 2001. Our international manufacturing subsidiary WaRAE was certified to ISO 9002, and was upgraded to ISO 9001 in 2001. As of December 31, 2002, we employed 171 people in manufacturing, of which 139 are located in Shanghai, and the remainder in the United States.

COMPETITION

Competitors in the gas monitoring industry differentiate themselves on the basis of their technology, quality of product, service offerings, cost, and time to market. While we believe we compete strongly in these categories, and thus consider ourselves one of the industry leaders in the design, development and manufacture of gas monitoring devices, we face significant competition. Our primary competitors include Industrial

Scientific Corporation, Mine Safety Appliances Company, BW Technologies, Ion Science, PerkinElmer, Inc., Draeger Safety Inc., Gastec Corporation, and Bacou-Dalloz.

Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than us. In addition, some of our competitors may be able to:

—	Devote greater resources to marketing and promotional campaigns;

—	Adopt more aggressive pricing policies; and/or

—	Devote more resources to technology and systems development.

If we are unable to compete successfully, our business could be seriously harmed.

EMPLOYEES

As of December 31, 2002, we employed 295 individuals, 171 of which were in manufacturing (139 in China; 32 in the US), 36 in research, development and engineering, 47 in sales and marketing, and 41 in finance, administration and information technology. Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and consider our employee relations to be good.

Our core engineering staff has developed a deep knowledge base in instrumentation development, measurement and control systems. They understand the design and manufacture of compact microprocessor-based instruments, and have been able to integrate multiple gas sensors with advanced analog/digital electronics, rechargeable lithium batteries, miniature diaphragm pumps, and liquid crystal displays, into portable devices. We design our instruments to be compact, rugged and easy-to-use, as well as aesthetically pleasing.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Our executive officers and directors and their ages are:

Name	Age	Position
Robert I. Chen	55	President, Chairman, Chief Executive Officer and Director
Joseph Ng	55	Vice President, Business Development, Chief Financial Officer
Peter Hsi	53	Vice President, Chief Technology Officer, Director
Hong Tao Sun	39	Vice President, Engineering
Lyle Feisel	67	Director
Neil W. Flanzraich	59	Director
Edward C. Ross	61	Director
Bo Andersson	51	Director

ROBERT CHEN co-founded RAE Systems in 1991 and has served as President, Chief Executive Officer, and as a member of the board of directors since our inception. From 1981 to 1990, Mr. Chen served as President and Chief Executive Officer of Applied Optoelectronic Technology Corporation, a manufacturer of computer-aided test systems, a company he founded and subsequently sold to Hewlett Packard. Mr. Chen currently serves on the board of directors for the Shanghai Ericsson Simtek Electronics Company, Limited, a telecommunications and electronics company. Mr. Chen received a B.S.E.E. from Taiwan National Cheng Kung University, a M.S.E.E. from South Dakota School of Mines and Technology, and graduated from the Harvard Owner/President program.

JOSEPH NG has served as our Vice President of Business Development and Chief Financial Officer since February 2001. From 1999 to 2001, Mr. Ng was the Marketing Manager for the E-Services Division of Hewlett-Packard, and from 1997 to 1999, the Controller for the Personal Computer and Printer Division of Hewlett-Packard. From 1995 to 1997, Mr. Ng was the Controller for the Computer Division of Hewlett-Packard-Japan, and from 1988 to 1990, the Chief Financial Officer for Applied Optoelectronic Technology Corporation. Mr. Ng received a B.S. in Accounting from Baruch College, and a M.A. in History from Stanford University. Mr. Ng is a certified public accountant in the State of California.

PETER HSI co-founded RAE Systems in 1991 and has served as our Vice President, Chief Technology Officer, and as a member of the board of directors since our inception. Prior to co-founding RAE Systems, Dr. Hsi worked at Applied Optoelectronic Technology Corporation as the chief architect for semiconductor test systems. Dr. Hsi has filed seventeen (17) patent applications, of which eight (8) have been granted and nine (9) are pending. Dr. Hsi received a B.S.E.E. from the National Chiao-Tung University, and a M.S. and Ph.D. in Electrical Engineering from Syracuse University.

HONG TAO SUN has served as our Vice President of Engineering since January 2002. Dr. Sun joined RAE Systems in 1997, where he was instrumental in the design and development of key sensor technologies. Prior to joining RAE Systems, Dr. Sun was a research fellow for the Royal Melbourne Institute of Technology in Australia and the University of L’Aquila in Italy. Dr. Sun has over 10 years as a research scientist in the fields of photo-ionization detection and sensor development. Dr. Sun has authored over 60 international research papers, and has written two scientific books. Dr. Sun has developed six patents, three of which are in the field of photo-ionization detection. In 1990, Dr. Sun received a Ph.D. in Electrical Engineering from Xi’an Jiaotong University.

LYLE FEISEL has served as a member of our board of directors since March 2001. In 2001, he retired as the Dean of the Thomas J. Watson School of Engineering and Applied Science, and Professor of Electrical Engineering at the State University of New York at Binghamton. Dr. Feisel joined the faculty of SUNY Binghamton in 1983. Dr. Feisel is a Life Fellow of the Institute of Electrical and Electronics Engineers and of the American Society for Engineering Education, and is a Fellow of the National Society of Professional Engineers. He is active in the affairs of those organizations and in the development and accreditation of engineering education worldwide. Dr. Feisel received his B.S., M.S. and Ph.D. degrees in Electrical Engineering from Iowa State University.

NEIL W. FLANZRAICH has served as a member of our board of directors since December 2000. Since May 1998, he served as Vice Chairman and President of IVAX Corporation, a pharmaceutical company. From 1995 to May 1998, Mr. Flanzraich served as Chairman of the Life Sciences Legal Practice Group of Heller Ehrman White and McAuliffe, and from 1981 to 1994, Senior Vice President and member of the corporate Operating Committee at Syntex Corporation, a pharmaceutical company. Mr. Flanzraich is a director of the Whitman Education Group, Inc., IVAX Diagnostics, and Continucare Corporation. He also serves as Chairman of the Israel America Foundation. Mr. Flanzraich received an A.B. from Harvard College and a J.D. from Harvard Law School.

EDWARD C. ROSS has served as a member of our board of directors since March 2001, and is currently the President of TSMC North America. From 1998 to 2000, Dr. Ross served as Senior Vice President of the Professional Services Group of Synopsys, Inc., a computer-aided design company, where he was responsible for developing and executing Synopsys’ consulting business practices. From 1995 to 1998, Dr. Ross was the President of the Technology and Manufacturing Group of Cirrus Logic, a semiconductor company. Dr. Ross received a B.S.E.E from Drexel University, and a M.S.E.E., M.A, and Ph.D. from Princeton University.

BO ANDERSSON has served as a member of our board of directors since June 2002. In September 2002, he was appointed President of Ericsson Micro Components, and from May 2000 to August 2002, served as President and CEO of Ericsson Microelectronics. In 1998, Mr. Andersson was appointed Head of the Microelectronics Business Unit and between 1994 to 1998, was the General Manager for the Power Modules Business within the Ericsson Components AB. In 1994, Mr. Andersson was the Project Manager for the building of the sub micron facility in Kista, Sweden, and in 1977, he joined Ericcson where he was the Head of Process Technology Development. Mr. Andersson is Chairman of the Board of Ericsson Power Modules AB and Chairman of the Board of Shanghai Ericsson Simtec Electronics Co., Ltd. He is also Chairman of the Steering Committee for the Microtechnologies Centre at Chalmers University in Sweden. Mr. Andersson received a Master of Science degree in Physical Engineering from the Royal Institute of Technology in Stockholm, Sweden in 1977.

ITEM 2. PROPERTIES.

Our corporate headquarters and principal offices are located in a leased facility in Sunnyvale, California. The Sunnyvale facility consists of approximately 25,000 square feet, which includes research and development, sales and marketing, and general and administrative operations, under a lease expiring in October 2009. The current facility is adequate to meet the needs of our current operations.

We maintain a sales office in Fan Ling, Hong Kong, from which we sell our products to Asia. The lease of the Fan Ling office has been renegotiated for a period of three years commencing in January 2002. Through our wholly-owned subsidiary, Wa-RAE, we lease two state-of-the-art manufacturing and research and development sites in Shanghai, China, consisting of approximately 20,000 square feet and 44,000 square feet, respectively. The first of the two leases will expire in phases as to portions of the property from March 2004 until March 2008. The second of the two leases expires in January 2007 and contains an option to purchase the property. We also maintain a sales and service center in Skanderborg, Denmark, from which we sell our products to Europe, Australia and New Zealand, the Middle East and Africa.

ITEM 3. LEGAL PROCEEDINGS.

On May 1, 2001, Thomas Lahey et al. filed a lawsuit against Nettaxi, Inc., Robert and Dean Rositano and Glenn Goelz, officers of Nettaxi in the United States District Court of the Central District of California Southern Division. The premise for this alleged securities fraud action is that Thomas Lahey et al. purchased shares of Nettaxi as part of a private placement in February 2000 based on misrepresentations and omissions of material information. On October 7, 2002, the judge dismissed the federal law claims with prejudice and the state law claims without prejudice.

On July 31, 2001, Envision Media, Inc. filed a lawsuit against us in the Superior Court of the State of California for the County of Santa Cruz. In lieu of services provided, Envision Media agreed to accept as partial payment for its services, options to purchase shares of Nettaxi’s common stock. The contract required us to register the shares with the Securities and Exchange Commission within 15 days of entering into the contract. The premise for this lawsuit was that we failed to register the Nettaxi shares within the time specified in the contract. This case has been settled.

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

On March 26, 2002, Straughan Technical Distribution, LLC, filed a lawsuit against us in the Superior Court of the State of California for the County of Santa Clara. A similar lawsuit pending in District Court of Harris County, Texas was served on us on March 27, 2002. In these nearly identical lawsuits, Straughan, a distributor of Gastec Gas Detection Devices, claims to have experienced diminished sales to its customers, loss of profits and other damages as a result of the stated allegations, which include claims for interference with present and prospective business relations, false advertising, trade dress infringement, slander and antitrust violations. On April 17, 2002, we removed the California action to the United States District Court for the Northern District of California, and on April 18, 2002, we removed the Texas action to the United States District Court for the Southern District of Texas. On October 8, 2002, the principals of Straughan and RAE Systems met and discussed potential settlement opportunities. In February 2003, we agreed with Straughan to settle all claims asserted against each other. We are currently finalizing the terms of the settlement agreement.

In addition to the litigation described above, from time to time we may be subject to various legal proceedings and claims that arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been trading on the NASD OTC Market Bulletin Board under the trading symbol “RAEE.OB” since April 9, 2002, when we completed our merger with Nettaxi.com. The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as reported by various Bulletin Board market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2002
Second Quarter (from April 9)	$2.30	$.75
Third Quarter	$.84	$.45
Fourth Quarter	$.65	$.38

Prior to the merger, from October 12, 1998 until April 9, 2002, Nettaxi’s common stock was traded on the OTC Bulletin Board under the trading symbol “NTXY” and RAE Systems’ securities were not publicly traded. The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as reported by various Bulletin Board market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. The bid prices reflected below have been adjusted to account for a 1 for 5.67 reverse stock split of our common stock on April 9, 2002.

	High	Low
Fiscal Year Ended December 31, 2001
First Quarter	$1.70	$0.74
Second Quarter	$2.84	$0.51
Third Quarter	$2.04	$0.45
Fourth Quarter	$1.08	$0.51
Fiscal Year Ended December 31, 2002
First Quarter	$1.59	$0.62
Second Quarter (through April 9)	$2.27	$1.25

As of February 20, 2003, there were 427 shareholders of record who held shares of our common stock.

We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

The following table provides information as of December 31, 2002 with respect to our compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders(1)	2,014,941	$0.074	—
Equity compensation plans approved by security holders(2)	1,438,500	$0.929	3,561,500
Other(3)	400,000	$0.985	600,000
Total	3,853,441	$0.488	4,161,500

(1)	Options issued under RAE’s 1993 Stock Option Plan.
(2)	Options issued under RAE’s 2002 Stock Option Plan. The plan has not as yet been approved by the shareholders; however, we have secured the requisite amount of proxy votes to approve the plan at our annual shareholder meeting. We are authorized to issue up to 5,000,000 shares of common stock under this plan. The plan allows grants of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees, including officers and employee directors. In addition, it allows grants of nonstatutory options to employees, non-employee directors and consultants. The plan expires in April 2012, but may be terminated sooner by the Board of Directors.
(3)	Non-plan options issued to RAE’s Board of Directors (Messrs. Flanzraich, Andersson, Feisel, and Ross).

ITEM 6. SELECTED FINANCIAL DATA.

SUMMARY FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Consolidated Financial Statements of RAE Systems Inc. and Notes thereto, and other financial information included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results that may be expected for future periods.

	2002	2001	2000	1999	1998
Operating Data:
Net sales	$21,844,800	$19,013,600	$18,194,100	$10,832,900	$9,436,300
Gross profit	$13,070,700	$11,971,700	$11,615,100	$7,702,600	$6,629,100
(Loss) income from operations	$(8,970,400)	$(97,200)	$1,281,700	$822,300	$2,116,000
Net (loss) income	$(9,454,800)	$136,800	$829,400	$505,900	$1,397,200
Basic (loss) income per share	$(0.24)	$0.01	$0.04	$0.02	$0.06
Diluted (loss) income per share	$(0.24)	$0.00	$0.02	$0.01	$0.04
Weighted-Average Common Shares:
Basic outstanding shares	39,902,169	24,154,797	22,864,656	22,573,482	22,392,586
Diluted outstanding shares	39,902,169	37,067,871	35,436,168	35,002,580	32,923,678

Balance Sheet Data:
Working capital	$8,350,900	$5,105,900	$4,528,900	$1,280,000	$2,665,400
Total Assets	$16,669,700	$15,043,200	$12,706,400	$8,804,600	$5,546,100
Long-term Liabilities	$384,500	$644,300	$819,100	$450,600	$39,800
Total shareholders’ equity	$10,859,700	$3,438,500	$2,954,800	$2,034,000	$3,267,900

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. For further information, refer to the section entitled “Factors that May Affect Future Results” in this Form 10-K. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

OVERVIEW

RAE Systems is a leading manufacturer of technologically advanced single and multiple sensor atmospheric monitors, photo-ionization detectors, gas detection tubes, sampling pumps, and wirelessly-connected gas detection and security monitoring systems. Our hazardous environment detection solutions are used to detect and measure a wide variety of dangerous atmospheric contaminants and conditions such as combustible gas and vapor accumulations, oxygen deficiencies, and toxic gases such as carbon monoxide, hydrogen sulfide, carbon dioxide, and many other commonly encountered atmospheric hazards. Our patented photo-ionization detector technology allows dependable, linear, part-per-million range readings for many toxic gases and vapors that are effectively undetectable by any other means. Our products are particularly well suited for the measurement of volatile organic compounds such as gasoline, benzene, paints, degreasers, jet fuel, and most organic solvents. Our products are used to detect weapons of mass destruction (WMD), environmental, safety, hazardous materials (HAZMAT), toxic industrial chemical (TIC), petrochemical and semiconductor materials, and for confined space entry monitoring programs all over the world.

On April 9, 2002, our merger with Nettaxi.com (“Nettaxi”) was consummated. Nettaxi, as the surviving corporation in the merger transaction and the Registrant, changed its name to RAE Systems Inc. Our stockholders received approximately 80% of the common stock of the newly merged entity at the effective time of the merger and our management team continued in their existing roles with our Company. Accordingly, our merger with Nettaxi has been accounted for as a reverse acquisition whereby, for accounting purposes, we are deemed to be the acquiror and Nettaxi is deemed to be the acquired entity. As Nettaxi had effectively ceased all revenue generating activities nine months prior to our merger and had planned to abandon (and did abandon) its business model with effect from the consummation of the merger, Nettaxi was deemed to be in substance a shell company. Accordingly, our merger with Nettaxi has been treated as a recapitalization with no goodwill. For this reason, pro forma information giving effect to the merger is not presented.

We generate revenue from the sale of our gas monitoring devices and smart sensing platform and solutions, as well as through the service and repair of our equipment. We sell our products through a network of approximately 180 distributors, which account for approximately 90% of our sales. Our customer base is varied, spanning a variety of industries, including government, airlines, oil, industrial, aerospace, chemical and shipping. In the year ended December 31, 2002, approximately 70% of our sales were made to customers in North America, 10% to customers in Europe and 16% to customers in Asia.

We continue to strengthen our presence in the portable gas monitoring business, as evidenced by our development of two consumable products, the BadgeRAE hydrogen sulfide monitor and the BadgeRAE carbon monoxide monitor, which offer two years of continuous protection against these commonly encountered toxic gases. The BadgeRAE is now available for volume sales, and comes equipped with ATEX, UL and C-UL certification. We are strategically redirecting the Company’s focus to take advantage of its smart sensing platform and solutions business, in which information from the gas detector is transmitted on a real-time basis to a base controller located up to two miles away. We launched several marketing campaigns geared towards the sale of this technology, and are currently building our infrastructure to support the emerging opportunities in this area.

In connection with becoming a public company through a reverse merger transaction, certain options granted under our 1993 Stock Plan are subject to variable accounting in accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation” (FIN 44). As of December 31, 2002, there were 2,014,941 options that were outstanding under the Plan that were subject to variable accounting. For the year ended December 31, 2002, the financial statements herein reflect a $374,700 variable accounting charge. Based on the life of these options, the variable accounting treatment may result in unpredictable stock-based compensation dependent on fluctuations in quoted prices of our common stock for the next nine years.

In December 2001 we issued 700,000 non-plan stock purchase rights, which vested and were exercised immediately, to an officer, a director and a consultant at an exercise price of $0.125 per share. The fair value of the underlying shares of common stock on the date of issuance was approximately $700,000. Under the terms of the stock purchase agreement with these individuals, the shares were placed in escrow and were earned contingent upon the consummation of the merger with Nettaxi.com. In accordance with the terms of the merger agreement, the 700,000 shares were converted using an exchange ratio of 1.54869 to 1,084,083 shares. Based on the intrinsic or fair value of the respective equity instruments as of April 9, 2002, the effective date of the merger, we recorded a non-cash compensation charge of $2.3 million. Additionally, in connection with the closing of the merger, we recorded a $2.1 million non-cash compensation charge for the 960,000 shares of stock that were issued to Baytree Capital, and a $4.3 million non-cash compensation charge for the warrants issued to principals and advisors of Nettaxi.

REnex Technology Ltd. (REnex) completed a $3 million private placement in July of 2002. Based on the terms and conditions of the contract, RAE Asia’s equity and voting interest in REnex decreased from 47% to approximately 36%. Prior to July 2002, RAE Asia exercised managerial control over the day-to-day operations of Renex and held approximately 90% of the voting shares of REnex, accordingly, prior to 2002, REnex was consolidated in our financial statements. As RAE Asia no longer owns majority interest in the voting shares, our financial statements herein reflect a change in the accounting for REnex from the consolidated method to the equity method. This change has been applied with effect from January 1, 2002 and, accordingly, this change has significantly impacted the comparability of the 2002 amounts versus the 2001 amounts regarding Research and Development Expenses, Loss from Unconsolidated Entity, and Minority Interest in Loss of Consolidated Subsidiary in the Consolidated Statements of Operations, and the Investments under Equity Method in the Consolidated Balance Sheet.

As discussed elsewhere in this report on Form 10-K, we are currently involved in various legal proceedings. Regardless of the eventual outcome, such litigation will likely be time consuming, and may result in the diversion of our internal resources. Each of the two remaining lawsuits is in a preliminary stage, therefore the eventual outcome of each is difficult to determine. Any adverse result in either of the lawsuits could materially affect our results of operations and financial position.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, allowance for doubtful accounts, inventory allowances, warranty costs, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

The allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustments history, current economic conditions and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management’s control. If there were a deterioration of a major customer’s credit worthiness, or if actual defaults were higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, and our operating results could be adversely affected.

Inventories are stated at the lower of cost (moving weighted average method) or market. Inventory purchases are typically based on estimated future demand. In the event of a sudden and significant decrease in demand for our products, or if there were a higher occurrence of inventory obsolescence due to changing technology and customer requirements, we could be required to increase our inventory allowances and our gross margins could be adversely affected.

We generally provide a one to three year limited liability on our products and establish the estimated costs of fulfilling these warranty obligations at the time the related revenue is recorded. Historically, warranty costs have been insignificant. If we were to experience an increase in warranty claims compared to our historical experience, or costs of servicing warranty claims were greater than expectations on which the warranty reserve has been based, our operating results could be adversely affected.

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits pertaining to unrealized foreign losses have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). This Statement amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145, which we adopted during 2002, did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities (SFAS 146). This Statement requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this Statement to have a material impact on our financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148). This Statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Further, SFAS 148 amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for our financial statements beginning January 1, 2003. We are currently evaluating the effects of the adoption of SFAS 148 on our financial statements. We have not determined whether we will voluntarily change to the fair value based method of accounting for stock-based compensation.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. We do not expect the adoption of this Interpretation to have a material impact on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. We do not expect the adoption of this Interpretation to have a material impact on our financial position or results of operations

COMPARISON OF 2002 AND 2001

Net Sales.    Net sales increased from $19 million for the year ended December 31, 2001 to $21.8 million for the year ended December 31, 2002, an increase of 14.9%. This increase was primarily the result of a worldwide increase in the sales of our confined space gas monitors and the sales of our flexible multi-gas monitors with our patented photo-ionization detector. We also saw an increase in the sales of our smart sensing solutions.

Cost of Sales.    Cost of sales increased from $7 million for the year ended December 31, 2001 to $8.8 million for the year ended December 31, 2002, an increase of 24.6%. This increase was primarily due to additional material required to support higher volume production as well as additional personnel and related expenses to support our expanding business opportunities and to bring the manufacturing of our key components in-house. Gross margins increased from $12 million, or 63% of revenue, for the year ended December 31, 2001 to $13.1 million, or 59.8% of revenue, for the year ended

December 31, 2002 due to sales volume increases. The decrease in the margin as a percent of revenue, however, was attributable to increases in our manufacturing cost to support our expanding business. It was also attributable to a shift in the product mix and a decrease in the price of selected products to remain competitive in the marketplace.

Sales and Marketing.    Sales and marketing expenses increased from $4.5 million for the year ended December 31, 2001 to $5.4 million for the year ended December 31, 2002, an increase of 19.4%. Our sales and marketing costs increased as a result of an increase in our headcount to support our expanding business. Additionally, our advertising and sales collateral increased to support our wireless systems business, our new line of consumable products, and our expanding international and homeland security businesses. These increases were partially offset by a decrease in commissions resulting from the elimination of our outside sales representatives.

Research and Development.    Research and development expenses decreased from $3.3 million for the year ended December 31, 2001 to $2.5 million for the year ended December 31, 2002, a decrease of 23.1%. The decrease in research and development expenses of $758,200 was primarily the result of a change in the accounting of REnex from the consolidated method to the equity method. This was partially offset by an increase in our research and development activities, specifically in the area of wireless communications and sensor development.

General and Administrative.    General and administrative expenses increased from $3.1 million for the year ended December 31, 2001 to $4.4 million for the year ended December 31, 2002, an increase of 45.6%. As a result of being a public entity, we incurred fees, including those for public relations, SEC filings, and D&O insurance of $202,400 that we would not have otherwise incurred. We also increased our professional fees for management consulting, tax planning and preparation, and for the quarterly review and yearly audit by $703,300. Also included in the $4.4 million is a non-cash accounting charge of $374,700 relating to options granted under the 1993 RAE California Stock Option Plan that were subject to variable accounting.

Legal Fees and Settlement Costs.    Legal fees and settlement costs decreased from $1.2 million for the year ended December 31, 2001 to $968,700 for the year ended December 31, 2002, a decrease of 21.7%. Our legal costs were high because of our pending lawsuits. Three of the five lawsuits have been settled or dismissed The lawsuits are described in detail elsewhere in this Form 10-K.

Merger Costs.    Merger costs were $8.7 million for the year ended December 31, 2002. We recorded a non-cash compensation charge of $2.3 million based on the 1,084,083 shares of our common stock issued to our principals and advisors, a non-cash charge of $2.1 million based on the shares issued to Baytree Capital and a $4.3 million non-cash charge based on the warrants issued to principals and advisors of Nettaxi. These equity instruments were issued in connection with the closing of our merger with Nettaxi.

Other Income (Expense), net.    Other expenses for the year ended December 31, 2001 were $167,100. For the same period in 2002, we had other expenses of $348,800, a change of $181,700. The change was primarily due to a change in the accounting of REnex from the consolidated method to the equity method ($283,700) as well as a decrease in interest income resulting from a decline in interest rates ($82,400). These changes were partially offset by a decrease in interest expense resulting from having paid off the existing loans ($175,300).

Net (Loss) Income.    Net income for the year ended December 31, 2001 was $136,800. For the same period in 2002, we had a net loss of $9.5 million. The decrease of net income was primarily the result of a $9.3 million non-cash accounting charge relating to merger costs and compensation, an increase in the cost of goods to support our expanding business opportunities, an increase in marketing expenses to support the new line of consumable products and the smart sensing solutions business, and an increase in public company activities and professional services. These increases were partially offset by a deferred compensation charge in 2001, a decrease in the price of our material and a decrease in commissions resulting from the elimination of our outside sales representatives.

COMPARISON OF 2001 AND 2000

Net Sales.    Net sales increased from $18.2 million for the year ended December 31, 2000 to $19.0 million for the year ended December 31, 2001, an increase of 4.5%. Sales for the year ended December 31, 2000 included the recognition of $3.8 million from a single contract, the proceeds of which were recognized entirely in 2000. Excluding revenue derived from the contract, our net sales increased by $4.6 million, or 31.9%, for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The increase in net sales was due to an increase in the amount of sales of our products, including sales in the tube market.

Cost of Sales.    Cost of sales increased from $6.6 million for the year ended December 31, 2000 to $7.0 million for the year ended December 31, 2001. The increase was due primarily to an increase in sales. Gross margins decreased from 63.8% for the year ended December 31, 2000 to 63.0% for the year ended December 31, 2001. The decrease in gross margins was primarily the result of decreases in the prices of certain products in order to remain competitive in the market place. This decrease was offset by the introduction of new products with higher gross margins.

Sales and Marketing.    Sales and marketing expenses decreased from $4.6 million for the year ended December 31, 2000 to $4.5 million for the year ended December 31, 2001. The decrease was due primarily to a decrease in trade show expenses.

Research and Development.    Research and development expenses increased from $3.2 million for the year ended December 31, 2000 to $3.3 million for the year ended December 31, 2001. The completion of the development of various products resulted in a reduction of approximately $500,000 in research and development expenses in 2001 as personnel costs, consulting fees and raw materials costs associated with such development were eliminated. The reclassification of five employees from research and development to manufacturing resulted in a decrease of $176,000 of research and development expenses in 2001. The consolidation of REnex, our 47% owned subsidiary resulted in an increase of research and development expenses of $792,000 for the year ended December 31, 2001.

General and Administrative.    General and administrative expenses increased from $2.2 million for the year ended December 31, 2000 to $3.1 million for the year ended December 31, 2001. The increase was primarily due to additional personnel and personnel related expenses as well as an increase in bad debt and miscellaneous reserves. Also, in connection with various stock option grants to employees and consultants, RAE incurred non-cash compensation charges of $200,100 for the year ended December 31, 2001 as compared to $62,100 for the year ended December 31, 2000.

Legal Fees and Settlement Costs.    Legal fees and settlement costs increased from $291,100 for the year ended December 31, 2000 to $1.2 million for the year ended December 31, 2001. The increase was primarily due to costs associated with the settlement and litigation of various lawsuits.

Other Income (Expense).    Other expense increased from $61,800 for the year ended December 31, 2000 to $167,100 for the year ended December 31, 2001. The increase was primarily attributable to the reduction of interest income in 2001 ($61,500) and an increase in interest expense in 2001 ($21,800).

Net income.    Net income decreased from $829,200 for the year ended December 31, 2000 to $136,800 for the year ended December 31, 2001. The decrease in net income was primarily the result of an increase in legal fees and settlement cost, general and administrative expenses, and the increased research and development activity at REnex, which was partially offset by the minority interest’s share in the losses of REnex and by lower research and development activity at RAE.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through bank borrowings, revenues from operations and proceeds of issuances of equity securities. As of December 31, 2002, we had $7.2 million in cash and cash equivalents. At December 31, 2002, we had $8.3 million of working capital (the excess of current assets over current liabilities) and had a current ratio of 2.5 to 1.0.

The net loss for the year ended December 31, 2002 was comprised primarily of non-cash stock-based compensation ($9.3 million), substantially all of which was related to stock and warrant issuances ($8.7 million), and non-cash compensation charges relating to our common stock options ($0.6 million). Net cash provided by operating activities for the year ended December 31, 2002 was $1.3 million, as compared with net cash used by operating activities of $947,500 for the year ended December 31, 2001. For the year ended December 31, 2002, changes in operating assets and liabilities provided an increase of $465,700 in operating cash flows, whereas for the year ended December 31, 2001, operating assets and liabilities used $1.4 million in operating cash flows. The favorable effects on operating cash flows resulting from the change in operating assets and liabilities is primarily reflected in accrued expenses in the amount of $458,000 and inventories in the amount of $304,100.

Net cash provided by investing activities for the year ended December 31, 2002 was $553,600, as compared with net cash used in investing activities of $1.2 million for the year ended December 31, 2001. Cash provided by investing activities in the year ended December 31, 2002 consisted primarily of the release of the restriction on $3 million in cash resulting from the repayment of our outstanding lines of credit, partially offset by the de-consolidation of REnex ($878,300), investments in REnex ($500,000) and the acquisition of property and equipment ($1.2 million). Our investment in property and equipment was for the implementation of our Customer Relations Management System and the construction of our new Wa-RAE manufacturing building in Jia Ding, Shanghai.

Net cash provided by financing activities for the year ended December 31, 2002 was $1.6 million as compared with $2.9 million for the year ended December 31, 2001. Cash provided by financing activities for the year ended December 31, 2002 was primarily the result of the proceeds from the merger transaction of $7 million, partially offset by the payment of merger costs of $762,000 and payments on notes payable and lines of credit of $4.4 million.

We believe that our existing balances of cash and cash equivalents, together with cash generated from product sales will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and future results of operations. In April 2002, we used the proceeds received from our merger with Nettaxi to pay off and cancel our outstanding lines of credit and, as of December 31, 2002, we do not have any lines of credit available from which to borrow. Any future financing we may require may be unavailable on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or could prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our shareholders.

CONTRACTUAL CASH OBLIGATIONS

The following table quantifies our future contractual obligations as of December 31, 2002:

Contractual Obligations:	Total	2003	2004	2005	2006	2007	Thereafter
Operating Leases:	$3,238,200	$493,700	$508,800	$488,700	$420,200	$396,300	$930,500
Capital Leases:	285,600	178,400	107,200	0	0	0	0

Total:	$3,523,800	$672,100	$616,000	$488,700	$420,200	$396,300	$930,500

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion analyzes our disclosure to market risk related to concentration of credit risk, changes in interest rates and foreign currency exchange rates.

CONCENTRATION OF CREDIT RISK

Currently, we have cash and cash equivalents deposited with three large United States financial institutions, one large Hong Kong financial institution, and one large Danish financial institution. Our deposits may exceed the amount of insurance available to cover such deposits. To date, we have not experienced any losses of deposit of cash and cash equivalents. Management regularly reviews our deposit amounts and the credit worthiness of the financial institution which holds our deposits.

INTEREST RATE RISK

As of December 31, 2002, we had cash and cash equivalents of $7.2 million consisting of cash and highly liquid short-term investments. The impact of interest rate fluctuations was immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

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

Variable accounting related to past option grants under our 1993 Stock Option Plan may impact our earnings for the next nine years.

In connection with becoming a public company through a reverse merger transaction, certain options under our 1993 Stock Plan are subject to variable accounting in accordance with FASB Interpretation No. 44 (FIN 44). As of December 31, 2002, there were 2,014,941 options that were outstanding under the Plan that were subject to variable accounting. For the year ended December 31, 2002, the financial statements herein reflect a $374,700 variable accounting charge. Based on the life of these options, the variable accounting treatment may result in unpredictable stock-based compensation charges dependent on fluctuations in quoted prices of our common stock for the next nine years, which could adversely affect our results of operations.

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

We depend on our distributors.

We derive approximately 90% of our revenues via our sales distribution channels, and therefore are dependent on our distributors. Should any of our principal distributors, or a significant group of our distributors, experience financial difficulties or become unwilling to promote and sell our products for any reason, our business and results of operations could be materially harmed.

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

On March 26, 2002, Straughan Technical Distribution, LLC, filed a lawsuit against us in the Superior Court of the State of California for the County of Santa Clara. A similar lawsuit pending in District Court of Harris County, Texas was served on us on March 27, 2002. In these nearly identical lawsuits, Straughan, a distributor of Gastec Gas Detection Devices, claims to have experienced diminished sales to its customers, loss of profits and other damages as a result of the stated allegations, which include claims for interference with present and prospective business relations, false advertising, trade dress infringement, slander and antitrust violations. On April 17, 2002, we removed the California action to the United States District Court for the Northern District of California, and on April 18, 2002, we removed the Texas action to the United States District Court for the Southern District of Texas. On October 8, 2002, the principals of Straughan and RAE Systems met and discussed potential settlement opportunities. In February 2003, we agreed with Straughan to settle all claims asserted against each other. We are currently finalizing the terms of the settlement agreement.

In addition to the litigation described above, from time to time we may be subject to various legal proceedings and claims that arise in the ordinary course of business.

The market for gas detection monitoring devices is highly competitive, and if we cannot compete effectively, our business may be harmed.

The market for gas detection monitoring devices is highly competitive. We expect the emerging wireless gas monitoring system market to be equally competitive. Competitors in the gas monitoring industry differentiate themselves on the basis of their technology, quality of product and service offerings, cost and time to market. In the market for gas detection monitoring devices, our primary competitors include Industrial Scientific Corporation, Mine Safety Appliances Company, BW Technologies, Ion Science, PerkinElmer, Inc., Drager Safety Inc., Gastec Corporation and Bacou-Dalloz. Most of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than us. In addition, some of our competitors may be able to:

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

Our future success depends to a significant extent on the continued service of our executive officers, including Robert I. Chen, Joseph Ng and Peter Hsi. The loss of the services of any of our executive officers could harm our business.

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

Our officers, directors and principal stockholders beneficially own approximately 64% of our common stock and, accordingly, may exert substantial influence over the company.

Our executive officers and directors and principal stockholders, in the aggregate, beneficially own approximately 64% of our common stock. These stockholders acting together have the ability to control all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination, and may substantially reduce the marketability of our common stock.

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

Our success depends on the efficient and uninterrupted operation of our business. Our facilities in Sunnyvale, California are in an area that is susceptible to earthquakes.

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

Our business is subject to risks normally associated with conducting business outside the United States, such as foreign government regulations, nation-specific or region-specific certifications, political unrest, disruptions or delays in shipments, fluctuations in foreign currency exchange rates and changes in the economic conditions in the countries in which our raw materials suppliers, service providers, and customers are located. Our business may also be adversely affected by the imposition of additional trade restrictions related to imported products, including quotas, duties, taxes and other charges or restrictions. If any of the foregoing factors were to render the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources were to cease doing business with us for any reason, our business and results of operations could be adversely affected.

For example, recently, we were informed that certain of our intercompany shipments between the United States and China were not compliant with the Chinese customs requirements. Although we believe that changes we are implementing to our standard procedures will avoid such issues in the future, there can be no assurance that we will not have issues in the future in China or other jurisdictions or that any such problems will not result in fines or restrictions on our operations that could adversely affect our business.

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

Any litigation relating to our intellectual property rights could, regardless of the outcome, have a materially adverse impact our business and results of operations.

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

Provisions in our charter documents and Delaware law could prevent or delay a change in control of the company, which could reduce the market price of our common stock or discourage potential acquirers from offering a premium over the prevailing trading price of our common stock.

Provisions in our certificate of incorporation and bylaws could have the effect of delaying or preventing a change of control of the company or changes in our management. In addition, provisions of Delaware law may discourage, delay or prevent a third party from acquiring or merging with us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions may also have the effect of discouraging or preventing a potential acquirer from offering our stockholders a premium over the prevailing trading price of our common stock.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements included in this report beginning on page F-1 are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For information with respect to our directors and executive officers, see “Executive Officers and Directors” at the end of Item I in Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item, which will be set forth in our Proxy Statement for our 2003 Annual Meeting of Stockholders under the caption “Executive Compensation and Other Matters”, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item, which will be set forth in our Proxy Statement for our 2003 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management”, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item, which will be set forth in our Proxy Statement for our 2003 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions”, is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)	(1) Financial Statements

See Contents containing an index of the Consolidated Financial Statements at page F-i of this Form 10-K.

(2) Financial	Statement Schedules

Schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)  Exhibits

Exhibit Number	Description of Document
2.1	Merger Agreement and Plan of Reorganization by and between RAE Systems Inc., RAES Acquisition Corporation and Nettaxi.com dated January 9, 2002 (1)

3.1	Certificate of Incorporation of Registrant (2)

3.2	Bylaws of Registrant (2)

4.1	Specimen certificate representing the common stock of Registrant (2)

4.2	Registration Rights Agreement by and between RGC International Investors, LDC and Nettaxi.com, dated as of April 28, 2000 (3)

10.1	Form of Indemnity Agreement between the Registrant and the Registrant’s directors and officers (2)

10.2	RAE Systems Inc. 2002 Stock Option Plan (2)

10.3	RAE Systems Inc. 1993 Stock Plan (2)

10.4	Nettaxi.com 1999 Stock Option Plan (4)

10.5	Nettaxi.com 1998 Stock Option Plan (5)

10.6	Restricted Stock Purchase Agreement between the Registrant and Joseph Ng, dated December 6, 2001 (2)

10.7	Restricted Stock Purchase Agreement by and between the Registrant and Neil Flanzraich and Dr. Phillip Frost, dated December 5, 2001 (2)

10.8	Lease Agreement by and between Aetna Life Insurance Company and the Registrant dated June 1, 1999 (2)

10.9

First Amendment to Lease by and between Moffett Office Park Investors LLC and the Registrant dated effective November 1, 2002 amending Lease Agreement between Aetna Life Insurance Company and the Registrant dated June 1, 1999

10.10

Manufacturing Building Lease Agreement by and between Shanghai China Academic Science High Tech Industrial Park Development Co., Ltd. and RAE Systems (Asia), Ltd., incorporated in Hong Kong, dated September 15, 2001 (2)

10.11

Lease Agreement by and between Shanghai Institute of Metallurgy Research, Chinese Academy of Sciences and WARAE Instrument (Shanghai) Incorporated, incorporated in Jiading, Shanghai, dated January 8, 1999 (2)

10.12	Separation Agreement by and between Nettaxi.com, Nettaxi Online Communities, Inc. and Mr. Dean Rositano, dated April 9, 2002 (6)

10.13	Separation Agreement by and between Nettaxi.com, Nettaxi Online Communities, Inc. and Mr. Robert Rositano, dated April 9, 2002 (6)

10.14	Warrant Agreement by and between Nettaxi.com and Mr. Michael Gardner dated April 9, 2002 (7)

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman, LLP

24.1	Power of Attorney (included on signature page)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed on January 10, 2002 as an exhibit to Nettaxi.com’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q, for the quarter ended March 31, 2002 and incorporated herein by reference.

(3)	Previously filed on June 2, 2000 as an exhibit to Nettaxi.com’s Registration Statement on Form S-1 and incorporated herein by reference.

(4)	Previously filed on March 17, 2000 as an exhibit to Nettaxi.com’s Registration Statement on Form S-8 and incorporated herein by reference.

(5)	Previously filed on May 10, 1999 as an exhibit to Nettaxi.com’s Registration Statement on Form S-1 and incorporated herein by reference.

(6)	Previously filed on May 31, 2002 as an exhibit to the Registrant’s Registration Statement on Form S-1 and incorporated herein by reference.

(7)	Previously filed on April 8, 2002 as an exhibit to Nettaxi.com’s Registration statement on Form S-8 and incorporated herein by reference.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2003.

RAE SYSTEMS INC.

By:	/s/ ROBERT I. CHEN
Robert I. Chen Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert I. Chen and Joseph Ng, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ ROBERT I. CHEN Robert I. Chen	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2002

/s/ JOSEPH NG Joseph Ng	Vice President, Business Development, Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2002

/s/ PETER H. HSI Peter H. Hsi	Vice President, Chief Technology Officer, Director	February 27, 2002

/s/ LYLE D. FEISEL Lyle D. Feisel	Director	February 27, 2002

/s/ NEIL W. FLANZRAICH Neil W. Flanzraich	Director	February 27, 2002

/s/ EDWARD C. ROSS Edward C. Ross	Director	February 27, 2002

/s/ BO ANDERSSON Bo Andersson	Director	February 27, 2002

CERTIFICATIONS

I, Robert I. Chen, certify that:

1.	I have reviewed this annual report on Form 10-K of RAE Systems Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ROBERT I. CHEN
Name:	Robert I. Chen
Title:	President, Chief Executive Officer and Chairman of the Board

February 27, 2003

I, Joseph Ng, certify that:

1.	I have reviewed this annual report on Form 10-K of RAE Systems Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOSEPH NG
Name:	Joseph Ng
Title:	Chief Financial Officer and Vice-President, Business Development

February 27, 2003

To the Board of Directors and Shareholders

RAE Systems Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of RAE Systems Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAE Systems Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

San Jose, California

January 28, 2003

RAE Systems Inc.

Consolidated Balance Sheets

December 31,	2002	2001
Assets

Current Assets:
Cash and cash equivalents (Note 9)	$7,193,500	$3,742,600
Restricted cash (Notes 5 and 9)	—	3,000,000
Accounts receivable, net of allowance for doubtful accounts of $175,700 and $200,000, respectively (Notes 9 and 12)	2,475,700	2,398,100
Inventories (Note 2)	3,176,400	3,715,800
Prepaid expenses and other current assets	402,000	267,100
Deferred income taxes (Note 6)	528,800	500,800

Total Current Assets	13,776,400	13,624,400

Property and Equipment, net (Notes 3 and 9)	2,026,800	1,202,300
Deposits and Other Assets	81,800	216,500
Investment in Unconsolidated Affiliate (Note 1)	784,700	—

	$16,669,700$	15,043,200

Liabilities, Convertible Redeemable Preferred Stock, and Shareholders’ Equity

Current Liabilities:
Note payable and lines of credit (Note 5)	$—	$4,425,800
Accounts payable	942,400	842,200
Accounts payable to affiliate	757,900	—
Accrued expenses (Note 4)	1,689,700	1,234,800
Income taxes payable	1,726,200	1,670,200
Current portion of deferred revenue	149,700	248,900
Current portion of capital lease obligations (Note 7)	159,600	96,600

Total Current Liabilities	5,425,500	8,518,500

Deferred Revenue, net of current portion	—	149,900
Capital Leases Obligations, net of current portion (Note 7)	107,300	51,300
Deferred Income Taxes (Note 6)	277,200	443,100
Minority Interest in Consolidated Subsidiary (Note 1)	—	1,141,900

Total Liabilities	5,810,000	10,304,700

Commitments and Contingencies (Notes 7, 8, and 11)

Convertible Redeemable Preferred Stock (Note 10):
Series A, $0.001 par value; none and 1,084,083 shares authorized, issued, and outstanding at December 31, 2002 and 2001, respectively, Redemption value $0.258 per share	—	300,000
Series B, $0.001 par value; none and 1,548,690 shares authorized, issued, and outstanding at December 31, 2002 and 2001, respectively, Redemption value $0.646 per share	—	1,000,000

	—	1,300,000

Shareholders’ Equity (Note 10):
Common stock, $0.001 par value; 200,000,000 shares authorized; 45,516,675 and 25,542,482 shares issued and outstanding at December 31, 2002 and 2001, respectively	45,500	25,500
Additional paid-in capital	17,955,800	1,301,000
Deferred compensation	(516,600)	(717,800)
(Accumulated deficit) Retained earnings	(6,625,000)	2,829,800

Total Shareholders’ Equity	10,859,700	3,438,500

	$16,669,700	$15,043,200

See accompanying notes to consolidated financial statements.

RAE Systems Inc.

Consolidated Statements of Operations

Years ended December 31,	2002	2001	2000
Net Sales (Notes 9 and 12)	$21,844,800	$19,013,600	$18,194,100
Cost of Sales	8,774,100	7,041,900	6,579,000

Gross Margin	13,070,700	11,971,700	11,615,100

Operating Expenses:
Sales and marketing	5,356,000	4,486,700	4,622,000
General and administrative	4,449,600	3,055,900	2,236,000
Research and development	2,531,100	3,289,300	3,184,300
Legal fees and settlement costs	968,700	1,237,000	291,100
Merger costs (Note 10)	8,735,700	—	—

Total Operating Expenses	22,041,100	12,068,900	10,333,400

Operating (Loss) Income	(8,970,400)	(97,200)	1,281,700

Other Income (Expense):
Interest income	53,700	136,100	197,600
Interest expense	(118,900)	(294,200)	(272,400)
Other, net	100	(9,000)	13,000
Equity in loss of unconsolidated affiliate	(283,700)	—	—

Other Income (Expense), net:	(348,800)	(167,100)	(61,800)
(Loss) Income Before Income Taxes and Minority Interest	(9,319,200)	(264,300)	1,219,900
Income taxes (Note 6)	135,600	54,100	418,600

(Loss) Income Before Minority Interest	(9,454,800)	(318,400)	801,300
Minority interest in loss of consolidated subsidiary	—	455,200	27,900

Net (Loss) Income	$(9,454,800)	$136,800	$829,200

Basic (Loss) Earnings Per Common Share	$(0.24)	$0.01	$0.04

Diluted (Loss) Earnings Per Common Share	$(0.24)	$0.00	$0.02

Weighted-average common shares outstanding	39,902,169	24,154,797	22,864,656
Convertible Preferred Stock	—	10,531,092	10,531,092
Stock options	—	2,381,982	2,040,420

Diluted weighted-average common shares outstanding	39,902,169	37,067,871	35,436,168

See accompanying notes to consolidated financial statements.

RAE Systems Inc.

Consolidated Statements of Shareholders’ Equity

(Note 10)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balances, January 1, 2000	22,647,146	$22,600	$201,000	$(53,400)	$1,863,800	$2,034,000

Issuance of common stock due to exercise of stock options	762,017	800	28,700	—	—	29,500
Deferred compensation related to stock options granted	—	—	160,900	(160,900)	—	—
Amortization of deferred compensation	—	—	—	62,100	—	62,100
Net income	—	—	—	—	829,200	829,200

Balances, December 31, 2000	23,409,163	23,400	390,600	(152,200)	2,693,000	2,954,800

Issuance of common stock due to exercise of stock options	1,049,236	1,000	58,300	—	—	59,300
Issuance of common stock due to exercise of stock purchase rights	1,084,083	1,100	86,400	—	—	87,500
Deferred compensation related to stock options granted	—	—	765,700	(765,700)	—	—
Amortization of deferred compensation	—	—	—	200,100	—	200,100
Net income	—	—	—	—	136,800	136,800

Balances, December 31, 2001	25,542,482	25,500	1,301,000	(717,800)	2,829,800	3,438,500

Common stock issued in connection with merger with Nettaxi.com, net of offering costs of $762,000	7,896,764	7,900	6,195,600	—	—	6,203,500
Conversion of preferred stock to common stock	10,531,092	10,500	1,289,500	—	—	1,300,000
Common stock issued for services	960,000	1,000	2,120,600	—	—	2,121,600
Common stock purchase rights granted for services	—	—	2,308,300	—	—	2,308,300
Common stock warrants granted for services	—	—	4,305,800	—	—	4,305,800
Common stock option granted for services	—	—	16,400	(16,400)	—	—
Issuance of common stock due to exercise of stock options	586,337	600	43,900	—	—	44,500
Amortization of deferred compensation	—	—	—	217,600	—	217,600
Compensation expense under variable accounting of common stock options	—	—	374,700	—	—	374,700
Net loss	—	—	—	—	(9,454,800)	(9,454,800)

Balances, December 31, 2002	45,516,675	$45,500	$17,955,800	$(516,600)	$(6,625,000)	$10,859,700

See accompanying notes to consolidated financial statements.

RAE Systems Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,	2002	2001	2000
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows From Operating Activities:
Net (Loss) Income	$(9,454,800)	$136,800	$829,200
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	583,400	447,800	429,700
Provision for doubtful accounts	49,600	161,900	41,000
Inventory reserve	235,300	30,000	100,000
Amortization of deferred compensation	217,600	200,100	62,100
Compensation expense under variable accounting of common stock options	374,700	—	—
Equity in loss of unconsolidated affiliate	283,700	—	—
Minority interest in loss of consolidated subsidiary	—	(455,200)	(27,900)
Common stock issued for services	2,121,600	—	—
Common stock purchase rights granted for services	2,308,300	—	—
Common stock warrants granted for services	4,305,800	—	—
Deferred income taxes	(193,900)	(74,300)	(427,000)
Changes in operating assets and liabilities, net of effects of deconsolidation:
Accounts receivable	(127,200)	(289,800)	(932,400)
Inventories	304,100	(517,200)	(225,800)
Prepaid expenses and other current assets	(136,000)	2,300	(91,700)
Accounts payable	100,200	(129,100)	133,800
Accounts payable to affiliate	59,700	—	—
Accrued expenses	458,000	(287,300)	704,100
Income taxes payable	56,000	44,800	967,700
Deferred revenue	(249,100)	(218,300)	612,600

Net Cash Provided by (Used in) Operating Activities	1,297,000	(947,500)	2,175,400

Cash Flows From Investing Activities:
Restricted cash	3,000,000	(1,000,000)	(2,000,000)
Cash relinquished in deconsolidation	(878,300)	—	—
Acquisition of property and equipment	(1,159,700)	(59,500)	(600,700)
Investment in affiliate	(500,000)	—	—
Deposits and other	91,600	(153,000)	(1,400)

Net Cash Provided by (Used in) Investing Activities	553,600	(1,212,500)	(2,602,100)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	6,965,500	—	—
Payment of merger costs	(762,000)	—	—
Proceeds from the exercise of stock options	44,500	59,300	29,500
Proceeds from the exercise of stock purchase rights	—	87,500	—
Payment on capital lease obligation	(221,900)	(85,800)	(47,700)
Proceeds from notes payable and lines of credit	—	10,925,800	8,113,300
Payment on notes payable and lines of credit	(4,425,800)	(8,588,300)	(8,730,000)
Proceeds from minority shareholder investment	—	500,000	1,125,000

Net Cash Provided By Financing Activities	1,600,300	2,898,500	490,100

Net Increase in Cash and Cash Equivalents	3,450,900	738,500	63,400
Cash and Cash Equivalents, beginning of year	3,742,600	3,004,100	2,940,700

Cash and Cash Equivalents, end of year	$7,193,500	$3,742,600	$3,004,100

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income taxes	$273,500	$83,600	$2,100
Interest	$118,900	$284,800	$272,400
Noncash Investing and Financing Activities:
Capital leases entered into for equipment	$340,900	$12,000	$265,000

See accompanying notes to consolidated financial statements.

RAE Systems Inc.

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

The Company

RAE Systems Inc. (“RAE”, “the Company”) is a smart sensing network platform and solution provider and a leading manufacturer of single and multiple sensor atmospheric monitors, photo-ionization detectors, gas detection tubes, sampling pumps and wirelessly connected gas detection and security monitoring devices. RAE’s products are designed to enable its customers to monitor gas and other volatile organic compounds in confined spaces, and to establish a perimeter security around hazardous material sites and sites of weapons of mass destruction. RAE’s customers operate in such industries as safety and security, oil and gas, pharmaceuticals, utilities, food, chemical, airlines, military and hazardous material storage and disposal, and its monitors are used in civilian and government atmospheric monitoring programs in over 50 countries. RAE’s headquarters are located in Sunnyvale, California. RAE has manufacturing sites in Jiading, Shanghai, where it manufactures approximately 50% of its components and products, a sales office in Hong Kong, China, and a sales and service center in Skanderborg, Denmark.

Business Combination

On April 9, 2002, the merger between RAE Systems Inc., a California corporation, (“RAE-California”), and Nettaxi.com, a Delaware corporation, (“Nettaxi”) was consummated. Nettaxi, as the surviving entity to the merger and the Registrant, changed its name to RAE Systems Inc. The stockholders of RAE-California received approximately 80% of the common stock of RAE Systems Inc. at the effective time of the merger and the RAE-California management team continued in their existing roles at RAE Systems Inc. Accordingly, the merger transaction has been accounted for as a reverse merger whereby, for accounting purposes, RAE is deemed to be the acquirer and Nettaxi is deemed to be the acquired entity. As Nettaxi had effectively ceased all revenue generating activities nine months prior to the merger and had planned to abandon (and did abandon) its business model with effect from the consummation of the merger, Nettaxi was deemed to be in substance a shell company. Accordingly, the merger has been treated as a recapitalization of RAE with no goodwill. For this reason, pro forma information giving effect to the merger is not presented (refer to Note 10).

RAE Systems Inc.

Notes to Consolidated Financial Statements

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of RAE Systems Inc. and its subsidiaries as described below. RAE owns 100% of RAE Systems Europe ApS (“RAE Europe”) and RAE Systems (Asia) Limited (“RAE Asia”). RAE Europe is a Denmark corporation which distributes and provides services for RAE’s products in Europe, Australia and New Zealand, and throughout the Middle East. RAE Asia is a Hong Kong corporation which distributes and provides services for RAE’s products in Asia and the Pacific Rim. RAE Asia owns (i) 100% of Wa-RAE Science Instruments, Ltd (“Wa-RAE”) and (ii) 36% of REnex Technology Ltd (“REnex”). Wa-RAE, which is incorporated in Jiading, Shanghai designs and manufactures RAE’s products for final assembly in the United States.

REnex, a Hong Kong based research and development corporation, designs and develops a wireless platform for detection and monitoring. In July 2002, REnex completed a $3 million private placement of its capital stock. Based on the terms and conditions of the contract, RAE Asia’s equity interest in REnex decreased from 47% to 36%. Prior to July 2002, RAE exercised managerial control over the day-to-day operations of REnex and controlled approximately 90% of the voting shares of REnex. Accordingly, prior to 2002, REnex was consolidated in the Company’s financial statements. As RAE no longer holds a majority interest in the voting shares, the financial statements herein reflect a change in the accounting for REnex from the consolidated method to the equity method. This change has been made with effect from January 1, 2002.

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Certain amounts reported in previous years have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and

RAE Systems Inc.

Notes to Consolidated Financial Statements

expenses during the reporting period. Actual results could differ materially from those estimates.

Revenue Recognition

The Company recognizes sales upon shipment of product provided no significant obligations remain and collectibility is probable. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. Service revenues relating to maintenance services performed by the Company, which represent less than 5% of net revenues in each of 2002, 2001, and 2000, are recognized as earned based upon contract terms, which is generally ratably over the term of service. Net revenues includes amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue No. 00-10 Accounting for Shipping and Handling Fees and Costs. Shipping fees represent approximately 1% of net revenues in each of 2002, 2001, and 2000.

In December 1999, the Staff of the Securities and Exchange Commission (SEC) issued its Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. SAB No. 101 provides the Staff’s views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that its current revenue recognition policies comply with the provisions of SAB No. 101.

Cash and Cash Equivalents

The Company considers all highly liquid investments having original maturities of 90 days or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company grants credit to its customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustments history, current economic conditions and other factors that deserve recognition in estimating potential losses. While management uses the

RAE Systems Inc.

Notes to Consolidated Financial Statements

best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management’s control.

Inventories

Inventories are stated at the lower of cost (moving weighted average method) or market.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is provided using the straight–line method over the related estimated useful lives, as follows:

Equipment	5 to 7 years
Furniture and fixtures	5 to 7 years
Computers equipment	5 years
Automobiles	5 years
Building improvements	Lesser of 5 years or the remaining lease term

Warranty Repairs

The Company generally provides a one to three year limited warranty on its products and establishes a provision for the estimated costs of fulfilling these warranty obligations at the time the related revenue is recorded. Historically, warranty costs have been insignificant.

Research and Development

Research and development costs incurred by the Company are expensed as incurred.

Advertising Costs

The Company expenses the costs of advertising as incurred. During the years ended December 31, 2002, 2001, and 2000, advertising expense was $321,700, $235,000, and $271,600, respectively.

RAE Systems Inc.

Notes to Consolidated Financial Statements

Income Taxes

The Company reports income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits pertaining to unrealized foreign losses have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Long-Lived Assets

The Company periodically reviews its long–lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its estimated fair value.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash and Cash Equivalents, Accounts Receivable and Accounts Payable:

The carrying amount reported in the balance sheet for these items approximates fair value because of the short maturity of these instruments.

•	Line of Credits:

The Company’s borrowings under its lines of credit are made at floating rates based on the prime-lending rate and the carrying value of such borrowings approximates fair value. In April 2002, the Company used the proceeds received from the merger with Nettaxi to pay off and cancel its outstanding lines of credit and, at December 31, 2002, the Company has no available lines of credit.

RAE Systems Inc.

Notes to Consolidated Financial Statements

As of December 31, 2002 and 2001, the fair values of the Company’s financial instruments approximate their historical carrying amounts.

Translation of Foreign Currencies

The balance sheets and income statements of the Company’s foreign subsidiaries are translated at current exchange rates in effect at the end of the fiscal period. Translation gains and losses are immaterial to the consolidated financial statements. Foreign currency transaction gains and losses are included in consolidated net income.

Stock-Based Incentive Programs

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company continues to use the accounting prescribed by APB Opinion No. 25, and as such, is required to disclose pro forma net income and earnings per share as if the fair value based method of accounting had been applied.

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation (Interpretation) No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, which became effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation had no significant impact on the Company’s consolidated financial statements.

In connection with becoming a public company through a reverse merger transaction, certain options granted under the Company’s 1993 Stock Option Plan are subject to variable accounting in accordance with

RAE Systems Inc.

Notes to Consolidated Financial Statements

Interpretation No. 44. As of December 31, 2002, there were 2,014,941 options outstanding under the 1993 Stock Option Plan. The Company could be subject to variable accounting for the next nine years, the life of the options.

Earnings Per Share

The Company applies the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common share amounts in loss periods. Had the Company recognized net income in fiscal 2002, incremental shares attributable to the assumed exercise of 3,453,441 outstanding options would have increased diluted shares outstanding by 543,660 shares. Warrants to purchase 2,102,734 shares of common stock at prices between $1.19 per share and $1.34 per share, and non-plan options to purchase 400,000 shares of common stock at $0.98 per share, were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common stock.

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). This Statement amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145, which the Company adopted during 2002, did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities (SFAS 146). This Statement

RAE Systems Inc.

Notes to Consolidated Financial Statements

requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148). This Statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Further, SFAS 148 amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for our financial statements beginning January 1, 2003. The Company is currently evaluating the effects of the adoption of SFAS 148 on the Company’s financial statements. The Company has not determined whether it will voluntarily change to the fair value based method of accounting for stock-based compensation.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. Management does not expect the adoption of this Interpretation to have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that

RAE Systems Inc.

Notes to Consolidated Financial Statements

entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Management does not expect the adoption of this Interpretation to have a material impact on the Company’s financial position or results of operations.

2.    Inventories

Inventories consist of the following:

December 31,	2002	2001
Raw Materials	$1,913,700	$1,685,100
Work-in-Progress	843,500	1,786,600
Finished Goods	419,200	244,100

	$3,176,400	$3,715,800

3.    Property and Equipment

A summary of property and equipment follows:

December 31,	2002	2001
Equipment	$1,650,000	$1,236,400
Computer equipment	1,329,100	902,000
Building improvements	582,500	45,200
Furniture and fixtures	372,100	367,700
Automobiles	123,900	123,900

	4,057,600	2,675,200
Less accumulated depreciation	2,030,800	1,472,900

	$2,026,800	$1,202,300

As of December 31, 2002 and 2001, the cost of the Company’s equipment under capital leases, which consist principally of computer equipment, totaled $622,800 and $281,900, with accumulated amortization of $300,100 and $121,000 as of December 31, 2002 and 2001, respectively.

RAE Systems Inc.

Notes to Consolidated Financial Statements

4.    Accrued Expenses

Accrued expenses as of December 31, 2002 and 2001 are summarized as follows:

December 31,	2002	2001
Compensation and related benefits	$795,900	$462,800
Accrued commissions	38,800	45,400
Legal and professional	378,500	389,600
Warranty reserve	205,800	111,200
Other	270,700	225,800

	$1,689,700	$1,234,800

5.    Note Payable and Lines of Credit

As of December 31, 2002, the Company had no notes payable outstanding and no amounts owed under any lines of credit. The notes payable and amounts due under the lines of credit are summarized as follows:

December 31,	2002	2001
HSBC Bank USA	$—	$2,000,000
General Bank	—	1,425,800
Note Payable	—	1,000,000
	$—	$4,425,800

As of December 31, 2001 the Company had a line of credit arrangement with HSBC Bank USA to borrow up to $3,000,000 at an interest rate of 0.5% below the prime rate (4.25% at December 31, 2001), which expired in October 2002. RAE Asia, having placed $3,000,000 in a restricted cash account, collateralized the letter of credit. As of December 31, 2001 there was $2,000,000 outstanding under this line of credit.

In order to satisfy the restricted cash requirement, RAE Asia entered into a one-year loan agreement, due in July 2002, with Ascendant Incorporated to borrow $1,000,000 at an interest rate of 9.5%.

RAE Systems Inc.

Notes to Consolidated Financial Statements

As of December 31, 2001 the Company also had a line of credit arrangement with General Bank to borrow up to $2,000,000 at an interest rate of prime rate plus 0.25% (5% at December 31, 2001). This line of credit expired in April 2002 and was collateralized by substantially all of the business assets. As of December 31, 2001 there was $1,425,800 outstanding under this line of credit.

In April 2002, with proceeds received from the merger with Nettaxi, the Company paid off and cancelled its outstanding line of credit facilities whereby the restriction on the cash was released. Accordingly, at December 31, 2002, the Company has no available lines of credits.

6.    Income Taxes

Income (loss) before income taxes and minority interest comprises:

Years ending December 31,	2002	2001	2000
Domestic	$(9,510,700)	$(93,800)	$86,200
Foreign	191,500	(170,500)	1,133,700

	$(9,319,200)	$(264,300)	$1,219,900

Income tax expense (benefit) comprises:

2002	Current	Deferred	Total
Federal	$240,200	$(32,000)	$208,200
State	800	(161,900)	(161,100)
Foreign	88,500	—	88,500

	$329,500	$(193,900)	$135,600

2001	Current	Deferred	Total
Federal	$89,200	$4,200	$93,400
State	800	(78,500)	(77,700)
Foreign	38,400	—	38,400

	$128,400	$(74,300)	$54,100

2000	Current	Deferred	Total
Federal	$771,100	$(392,800)	$378,300
State	800	(34,200)	(33,400)
Foreign	73,700	—	73,700

	$845,600	$(427,000)	$418,600

RAE Systems Inc.

Notes to Consolidated Financial Statements

The following summarizes the differences between the income tax expense and the amount computed by applying the Federal income tax rate in 2002, 2001, and 2000 to income before income taxes:

Years ending December 31,	2002	2001	2000
Federal income tax (benefit) at statutory rate	$(3,168,500)	$(89,900)	$414,800
Nondeductible expenses	3,193,600	90,100	44,900
Effects of foreign operations	280,000	205,200	105,000
Federal tax credits	(100,000)	(101,000)	(124,000)
State income taxes, net of federal benefit	3,100	21,300	64,400
State tax credits	(72,600)	(71,600)	(86,500)

	$135,600	$54,100	$418,600

Deferred tax assets and liabilities as of December 31, 2002 and 2001 were comprised of the following:

December 31,	2002	2001
Deferred tax assets:
Allowance for doubtful accounts	$72,200	$82,100
Inventories	146,300	119,000
Accrued vacation	155,200	95,900
Other accruals	155,100	105,700
Deferred revenue	—	157,300
Unrealized foreign losses	319,600	177,400
Federal tax credits	152,800	—
State income taxes and credits	170,400	63,000

	1,171,600	800,400
Valuation allowance	(319,700)	(177,400)

Total deferred tax assets	$851,900	$623,000

Deferred tax liabilities:
Fixed assets	$(156,900)	$(121,900)
Foreign earnings	(443,400)	(443,400)

Total deferred tax liabilities	(600,300)	(565,300)

Net deferred tax assets	$251,600	$57,700

U.S. income taxes were provided for deferred taxes on undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently

RAE Systems Inc.

Notes to Consolidated Financial Statements

reinvested in such companies. There has been no provision for U.S. income taxes for the remaining undistributed earnings of approximately $660,000 as of December 31, 2002, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. If such earnings were distributed, additional U.S. taxes of approximately $224,000 would accrue after utilization of U.S. tax credits. Any foreign withholding taxes incurred as a result of the remittance of all previously undistributed earnings would be creditable against U.S. tax liabilities.

As of December 31, 2002, the Company had research credit carryforwards of approximately $153,000 and $255,000 for Federal and California income tax purposes, respectively. The California credits are not subject to expiration under current California tax law.

7.    Operating and Capital Leases

The Company and its subsidiaries lease certain manufacturing, warehousing, and other facilities under operating leases expiring in various years through 2009. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. Total rent expense for the years ended December 31, 2002, 2001, and 2000 was $656,900, $660,700, and $631,700, respectively. The Company also leases certain computer equipment under capital leases expiring in various years through 2004. As of December 31, 2002, future minimum rental payments required under operating and capital leases are as follows:

Year Ending December 31,	Operating Leases	Capital Leases
2003	$493,700	$178,400
2004	508,800	107,200
2005	488,700	—
2006	420,200	—
2007	396,300	—
Thereafter	930,500	—

Total minimum lease payments	$3,238,200	285,600

Less: Amount representing interest at 10 to 19%		18,700

Present value of minimum lease payments		266,900
Less: Current portion		159,600

Long-term capitalized lease obligation		$107,300

RAE Systems Inc.

Notes to Consolidated Financial Statements

8.    Employee Benefit Plans

The Company has a defined contribution 401(k) plan (the Plan) for its domestic employees. The Plan is available to all employees who have reached the age of twenty-one and who have completed three months of service with the Company. Under the Plan, eligible employees may defer a portion of their salaries as their contributions to the Plan. The Company’s contributions are determined based on 25% of the first 6% of the covered employee’s salary, subject to statutory maximum levels. Contributions to the Plan totaled $60,100, $47,700, and $31,400, for the years ended December 31, 2002, 2001, and 2000, respectively.

9.    Concentrations

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its domestic and foreign cash and cash equivalents with high quality financial institutions. Domestic cash balances are insured by the Federal Deposit Insurance Company up to $100,000 per bank. As of December 31, 2002 and 2001, the Company had deposits at several domestic financial institutions in excess of insured limits of $5,189,000 and $978,100, respectively. Also, the Company had deposits at several foreign financial institutions, which are not insured, that aggregated $1,715,000 and $5,177,500 as of December 31, 2002 and 2001, respectively.

RAE Systems Inc.

Notes to Consolidated Financial Statements

A significant portion of the Company’s revenues and accounts receivable are derived from sales made to unrelated distributors located primarily throughout North America, as well as Europe and Asia. The following table presents certain data by geographic area:

December 31,	2002	2001	2000
Net sales to external customers:
United States	$14,055,300	$13,085,800	$14,036,900

International:
Asia	3,398,200	2,329,900	1,203,500
Europe	2,156,100	1,796,400	1,739,100
Canada and Mexico	1,290,400	1,013,500	878,800
All other	944,800	788,000	335,800

	7,789,500	5,927,800	4,157,200

Total consolidated net sales to external customers	$21,844,800	$19,013,600	$18,194,100

Property and equipment, net:
United States	$815,100	$732,000	1,098,500
Asia	1,211,700	470,300	480,100

Total property and equipment, net	$2,026,800	$1,202,300	1,578,600

For the year ended December 31, 2000, the Company had sales to one customer who comprised 21% of consolidated sales. No individual customer comprised more than 10% of consolidated net sales in 2002 and 2001. The Company believes any risk of accounting loss is significantly reduced due to the diversity in customers, geographic sales areas and the Company extending credit based on established limits or terms. The Company performs credit evaluations of its customers’ financial condition whenever necessary, and generally does not require cash collateral.

10.    Shareholders’ Equity

Common Stock

On April 9, 2002, the merger between RAE-California and Nettaxi was consummated (See Note 1). Nettaxi, as the surviving entity to the merger and the Registrant, changed its name to RAE Systems Inc. Pursuant to the merger, each outstanding share of RAE-California common stock was exchanged for 1.54869 shares of RAE Systems Inc. common stock and each outstanding option and warrant to purchase shares of RAE-California common stock was exchanged for 1.54869 options and warrants to purchase shares of RAE Systems Inc. common stock. All share and per share data prior to the merger have been restated to reflect the stock split.

RAE Systems Inc.

Notes to Consolidated Financial Statements

In connection with the merger, the Company received $6,965,500 in cash from Nettaxi in exchange for the issuance of 7,896,764 shares of the Company’s common stock. These proceeds were reduced by $762,000 to reflect cash expenses incurred that were directly attributable to the merger. As discussed more fully below, the Company also incurred a total of $8,735,700 in merger costs attributable to the fair value of certain equity instruments issued in connection with the merger. The $8,735,700 has been included in operating expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002.

The shares of the Company’s preferred stock outstanding at the time of the merger were automatically converted into common stock at the rate of four shares of common stock for each share of preferred stock.

In connection with the closing of the merger, the Company recorded a $2,121,600 non-cash compensation charge for 960,000 shares of common stock issued to a financial adviser for services rendered.

Common Stock Purchase Rights

In December 2001, the Company issued 1,084,083 non-plan stock purchase rights, which vested and were exercisable immediately, to an officer, a director and a consultant at an exercise price of approximately $0.08 per share. Under the terms of the stock purchase agreement with these individuals, the shares were placed in escrow and were earned upon consummation of the merger with Nettaxi.com. On April 9, 2002, the effective date of the merger, the fair value of the Company’s stock was $2.21. Based on the fair value of the respective equity instruments as of April 9, 2002, the Company recorded a non-cash compensation charge of $2,308,300 relating to these stock purchase rights.

Warrants

In April 2002, in connection with the closing of the merger, the Company issued warrants, which vested immediately as follows:

Warrants to purchase 1,750,000 shares of common stock at $1.19 per share, exercisable over three years. The Company has the option to redeem these warrants, at a redemption price of $0.05 per share, if the Company’s common stock trades at a price equal to or greater than $6.00 per share for 20 consecutive days.

RAE Systems Inc.

Notes to Consolidated Financial Statements

Warrants to purchase 352,734 shares of common stock at $1.34 per share, exercisable over ten years.

The Company recognized a total of $4,305,800 in non-cash compensation for the warrants issued in (a) and (b) above, based on the estimated fair value of the warrants at date of grant. The Company estimates the fair value of warrants at the grant date by using the Black-Scholes valuation model with the following weighted-average assumptions used for grants in 2002: dividend yield of 0%; expected volatility of 174%; risk-free interest rate of 5.62%; and the contractual lives of the warrant.

Non-Plan Stock Options

In 2002, the Company granted certain of its Directors Non-Plan Options to purchase 400,000 shares of non-plan restricted stock at a weighted-average exercise price of $0.985. The options vest 25% after one year with the remainder vesting monthly over the following three years and are exercisable over ten years. As of December 31, 2002, none of the Non-Plan Options outstanding were exercisable.

Stock Option Plan

In August 1993, the Company’s Board of Directors adopted the 1993 Stock Option Plan and in May 2002, the Board of Directors adopted the 2002 Stock Option Plan (collectively “The Plans”), which is subject to its ratification by the shareholders. The Plans authorizes the grant of options to purchase shares of common stock to employees, directors, and consultants of the Company and its affiliates. The options are a combination of both incentive and non-statutory options.

Incentive options may be granted at not less than 100% of the fair market value per share, and non-statutory options may be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or committee thereof, except for options granted to a person owning greater than 10% of the outstanding stock, for which the exercise price must not be less than 110% of the fair market value. Options granted under the Plans generally vest 25% after one year with the remainder vesting monthly over the following three years and are exercisable over ten years.

RAE Systems Inc.

Notes to Consolidated Financial Statements

The Company has reserved 2,014,941 shares of common stock for issuance under the 1993 Stock Option Plan and 5,000,000 shares of common stock for issuance under the 2002 Stock Option Plan. As of December 31, 2002, the Company had 3,561,500 shares of common stock available for future grant under the 2002 Stock Option Plan.

A summary of the status of the Company’s stock option plan as of December 31, 2002, 2001, and 2000, and changes during the years then ended is presented in the following table:

	Options Outstanding
	December 31, 2002		December 31, 2001		December 31, 2000
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Beginning	2,693,974	$0.07	2,793,837	$0.06	3,054,791	$0.06
Granted	1,669,500	$0.99	1,479,801	$0.08	1,546,367	$0.08
Exercised	(586,337)	$0.08	(1,049,236)	$0.06	(762,017)	$0.04
Cancelled	(323,696)	$0.91	(530,428)	$0.07	(1,045,304)	$0.08

Ending	3,453,441	$0.45	2,693,974	$0.07	2,793,837	$0.06

Exercisable at year-end	1,148,699		906,240		1,212,305

Weighted-average fair value of options granted during the period:		$0.56		$0.58		$0.18

RAE Systems Inc.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Prices	Number Exercisable	Weighted-Average Exercise Prices
$ 0.01-0.50	2,016,441	7.23	$0.07	1,148,699	$0.07
$ 0.51-1.00	264,000	9.72	$0.63	—	$ —
$ 1.01-1.50	1,173,000	9.41	$1.06	—	$ —

	3,453,441		$0.45	1,148,699	$0.07

The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25. Accordingly, compensation cost has been recognized for stock options in the accompanying financial statements if, on the date of grant, the current market value of the underlying common stock exceeded the exercise price of the stock options at the date of grant. In connection with the merger with Nettaxi, which was completed in April 2002, certain options granted under the Company’s 1993 Stock Option Plan are subject to variable accounting. During the year ended December 31, 2002, the Company recognized non-cash compensation in the amount of $374,700 relating to option that are subject to variable accounting.

During the years ended December 31, 2002, 2001, and 2000, deferred compensation of approximately $0, $765,700, and $160,900, respectively, was recorded for options granted at an exercise price below the estimated fair market value of the underlying common stock, of which approximately $217,600, $200,100, and $62,100 was amortized to compensation expense in 2002, 2001, and 2000, respectively. The remaining deferred compensation will be amortized over the balance of the four-year vesting period of stock options.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option

RAE Systems Inc.

Notes to Consolidated Financial Statements

valuation model with the following weighted average assumptions used for grants in 2002, 2001, and 2000: dividend yield of 0%; expected volatility of 63%, 0.1% and 0.1%; risk-free interest rates of 5.01%, 5.02%, and 5.7%, and expected lives of five years for all plan options.

Under the accounting provisions of SFAS No. 123, the Company’s net (loss) income and the basic and diluted net (loss) income per common share would have been adjusted to the pro forma amounts below:

	2002	2001	2000
Net (loss) income, as reported	$(9,454,800)	$136,800	$829,200
Add:
Stock-based employee compensation expense included in reported income, net of related tax effects	592,300	200,100	62,100
Deduct:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(805,900)	(212,000)	(71,800)

Pro forma net (loss) income	$(9,668,400)	$124,900	$819,500

Basic (loss) earnings per share:
As reported	$(0.24)	$0.01	$0.04
Pro forma	$(0.24)	$0.01	$0.04
Diluted (loss) earnings per share:
As reported	$(0.24)	$0.00	$0.02
Pro forma	$(0.24)	$0.00	$0.02

11.    Commitments and Contingencies

Royalty

In 1998, Dragerwerk Aktiengesellschaft (“Dragerwerk”), a German corporation, filed a patent infringement lawsuit against the Company. In November 2000, as part of the settlement of this dispute, the Company entered into non-exclusive, non-sublicensable right and license agreement with Dragerwerk for the use of U.S. Patent No. 5,654,498 issued August 5, 1997 and entitled “Device for the Selective Detection of a Component in a Gas Mixture.” As part of the settlement agreement, the Company was required to pay $73,200 in back royalties relating to net sales of certain of the Company’s products during the period from January 1, 1998 through December 31, 2000. Additionally, commencing January 1, 2001 and continuing through December 31, 2009, the Company is required to pay

RAE Systems Inc.

Notes to Consolidated Financial Statements

Dragerwerk a royalty equal to 7.5% of net sales of certain licensed products manufactured or imported for sale by or for the Company in the United States. During the years ended December 31, 2002, 2001, and 2000, the Company incurred royalty expense of $50,800, $47,900, and $73,200, respectively.

Litigation

In October 2001, the estate of Virgil Johnson filed a products liability and wrongful death lawsuit against the Company in the District Court of Harris County, Texas. The plaintiffs allege that the Company’s product was defective and unsafe for its intended purposes at the time it left the Company’s premises, and that the product was defective in that it failed to conform to the product design and specifications of other gas monitors. Additionally, the plaintiffs allege that the product was defectively designed and marketed so as to render it unreasonably dangerous to the plaintiff. In the event that the Company does not have adequate insurance coverage for the expenses related to the lawsuit, the Company may incur substantial legal fees and expenses in connection with the litigation. The litigation may also result in the diversion of the Company’s internal resources. The Company’s defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. The litigation is in the preliminary stage, and management is unable to predict its final outcome. However, an adverse outcome could materially affect the Company’s results of operations and financial position.

In March 2002, Straughan Technical Distribution, LLC, filed a lawsuit against the Company in the Superior Court of the State of California for the County of Santa Clara. A similar lawsuit was also served on the Company pending in District Court of Harris County, Texas. In these nearly identical lawsuits, Straughan, a distributor of Gastec Gas Detection Devices, claims to have experienced diminished sales to its customers, loss of profits and other damages as a result of the stated allegations, which include claims for interference with present and prospective business relations, false advertising, trade dress infringement, slander and antitrust violations. In April 2002, the Company removed the California action to the United States District Court for the Northern District of California, and removed the Texas action to the United States District Court for the Southern District of Texas. In October 2002, the principals of Straughan and RAE Systems met and discussed potential settlement

RAE Systems Inc.

Notes to Consolidated Financial Statements

opportunities. An adverse outcome could materially affect the Company’s results of operations and financial position.

The Company is engaged in various ongoing legal proceedings incidental to its normal business activities. The Company is unable, however, to predict the outcome of these matters, or reasonably estimate a range of possible losses given the current status of the litigation.

Employment Agreements

The Company has entered into employment agreements with two key executives. The employment agreements provide for minimum combined aggregate annual base compensation of $330,000 and options to purchase 100,000 shares of Company stock, vesting over four years. The employment agreements are “at will” and can be terminated with or without cause or with or without notice at any time by either the employee or the Company.

12.    Related Party Transactions

During 2001, the Company recognized $11,400 in sales revenue from a Company wholly-owned by an officer shareholder of the Company. Included in accounts receivable as of December 31, 2001 is $3,000 due from this related customer.

RAE Systems Inc.

Notes to Consolidated Financial Statements

Summarized financial data for REnex (the Company’s 36% owned subsidiary accounted for under the equity method with effect from January 1, 2002) as of and for the year ended December 31, 2002 is as follows:

As of December 31, 2002:
Cash and cash equivalents	$2,447,500

Total current assets	2,447,500
Due from affiliates	757,900
Other noncurrent assets	342,600

$3,548,000

Total current liabilities	12,000
Total shareholders’ equity	3,536,000

$3,548,000

For the year ended December 31, 2002:
Revenues	$—
Operating expenses	674,200

Operating and net loss	$(674,200)

RAE Systems Inc.

Notes to Consolidated Financial Statements

13.	Quarterly Information (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

Year Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2002
Net revenues	$4,545,300	$5,167,300	$5,869,100	$6,263,100	$21,844,800
Gross profit	2,520,500	3,015,900	3,467,400	4,066,900	13,070,700
Operating (loss) income	(69,900)	(9,913,900)	448,100	565,300	(8,970,400)
Net (loss) income	$(179,000)	$(10,017,200)	$360,300	$381,100	$(9,454,800)
Per common share:
Basic:	$(0.01)	$(0.23)	$0.01	$0.01	$(0.24)
Diluted:	$(0.01)	$(0.23)	$0.01	$0.01	$(0.24)

Year Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2001
Net revenues	$4,527,000	$4,552,300	$4,957,800	$4,976,500	$19,013,600
Gross profit	2,690,500	2,917,400	3,114,600	3,249,200	11,971,700
Operating (loss) income	(5,200)	69,400	(29,800)	(131,600)	(97,200)
Net income	$34,500	$87,100	$1,400	$13,800	$136,800
Per common share:
Basic:	$0.00	$0.01	$0.00	$0.00	$0.01
Diluted:	$0.00	$0.01	$0.00	$0.00	$0.00

RAE Systems Inc.

Notes to Consolidated Financial Statements

14.	Supplemental Disclosures

The following is supplemental disclosure of valuation and qualifying accounts.

Description	Balance as of Beginning of Year	Additions Charged to Expenses	Deductions	Balance as of End of Year
2002:
Allowance for doubtful accounts	$200,000	$49,600	$(73,900)	$175,700
2001:
Allowance for doubtful accounts	$75,000	$161,900	$(36,900)	$200,000
2000:
Allowance for doubtful accounts	$34,000	$41,000	$—	$75,000

Description	Balance as of Beginning of Year	Additions Charged to Expenses	Deductions	Balance as of End of Year
2002:
Inventory reserve	$130,000	$235,300	$—	$365,300
2001:
Inventory reserve	$100,000	$30,000	$—	$130,000
2000:
Inventory reserve	$—	$100,000	$—	$100,000

Description	Balance as of Beginning of Year	Additions Charged to Expenses	Deductions	Balance as of End of Year
2002:
Warranty reserve	$111,200	$94,600	$—	$205,800
2001:
Warranty reserve	$104,300	$6,900	$—	$111,200
2000:
Warranty reserve	$62,400	$41,900	$—	$104,300