Form 10-Q
period 2003-03-31
RAE SYSTEMS INC
filed 2003-05-08
CIK 1084876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE PERIOD FROM              TO

COMMISSION FILE NUMBER: 000-26109

RAE Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0588488

(State or other jurisdiction	(I.R.S. Employer

of incorporation)	Identification No.)

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

YES [X] NO [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES [    ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2003

Common Stock, $0.001 Par Value	45,825,127

RAE Systems Inc.

PART I. Financial Information

In connection with becoming a public company through a reverse merger transaction, certain options under our 1993 Stock Plan became subject to variable accounting in accordance with FASB Interpretation No. 44 (FIN 44). As of December 31, 2002, there were 2,014,941 options outstanding under the 1993 Stock Plan that were subject to variable accounting. To eliminate the variable effects of such accounting treatment, we have adopted the fair value recognition provisions of SFAS 123 for stock-based employee compensation, effective January 1, 2003 under the modified prospective method as provided for in SFAS 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123. Our interim financial statements herein for the quarter ended March 31, 2003 reflect a non-cash compensation charge of $125,000. Stock-based compensation charges have significantly impacted our financial statements, and will continue to impact the financial statements on a prospective basis.

Item 1: RAE Systems Inc. Financial Statements (Unaudited)

RAE Systems Inc.

Condensed Consolidated Balance Sheets

	March 31, 2003	December 31, 2002

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,382,200	$7,193,500
Accounts receivable, net of allowance for doubtful accounts of $175,700 and $175,700, respectively	3,398,900	2,475,700
Inventories	3,526,600	3,176,400
Prepaid expenses and other current assets	461,600	402,000
Deferred income taxes	528,800	528,800

Total Current Assets	15,298,100	13,776,400

Property and Equipment, net	1,956,200	2,026,800
Deposits and Other Assets	103,700	81,800
Investment in Unconsolidated Affiliate	718,800	784,700

	$18,076,800	$16,669,700

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,476,600	$942,400
Accounts payable to affiliate	744,600	757,900
Accrued expenses	1,676,600	1,689,700
Income taxes payable	1,767,400	1,726,200
Current portion of deferred revenue	109,100	149,700
Current portion of capital lease obligations	159,600	159,600

Total Current Liabilities	5,933,900	5,425,500

Deferred Revenue, net of current portion	31,100	—
Capital Leases Obligations, net of current portion	54,900	107,300
Deferred Income Taxes	277,200	277,200

Total Liabilities	6,297,100	5,810,000

Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 45,812,764 and 45,516,675 shares issued and outstanding, respectively	45,800	45,500
Additional paid-in capital	17,583,900	17,955,800
Deferred compensation	—	(516,600)
Accumulated deficit	(5,850,000)	(6,625,000)

Total Shareholders’ Equity	11,779,700	10,859,700

	$18,076,800	$16,669,700

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.

Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2003	2002

	(Unaudited)	(Unaudited)
Net Sales	$7,339,400	$4,545,300
Cost of Sales	2,912,800	2,024,800

Gross Margin	4,426,600	2,520,500

Operating Expenses:
Sales and marketing	1,470,100	1,073,300
Research and development	706,000	594,000
General and administrative	1,187,600	845,200
Legal fees and settlement costs	88,600	77,900

Total Operating Expenses	3,452,300	2,590,400

Operating Income (Loss)	974,300	(69,900)

Other Income (Expense):
Interest income	9,400	14,100
Interest expense	(8,500)	(59,500)
Other, net	1,100	(2,400)
Equity in loss of unconsolidated affiliate	(65,900)	(61,300)

Total Other Income (Expense)	(63,900)	(109,100)

Income (Loss) Before Income Taxes	910,400	(179,000)
Income Taxes	(135,400)	—

Net Income (Loss)	$775,000	$(179,000)

Basic Earnings (Loss) Per Common Share	$0.02	$(0.01)

Diluted Earnings (Loss) Per Common Share	$0.02	$(0.01)

Weighted-average common shares outstanding	45,637,578	25,544,312
Stock Options	1,397,375	—
Net Income (Loss)	$775,000	$(179,000)

Diluted weighted-average common shares outstanding	47,034,953	25,544,312

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
Net Income (Loss)	$775,000	$(179,000)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	186,600	121,400
Provision for doubtful accounts	—	(22,400)
Inventory reserve	43,000	—
Compensation expense	125,000	—
Amortization of deferred compensation	—	49,200
Equity in loss of unconsolidated affiliate	65,900	61,300
Deferred income taxes	—	(146,700)
Changes in operating assets and liabilities, net of effects of deconsolidation:
Accounts receivable	(923,200)	78,600
Inventories	(393,200)	(57,800)
Prepaid expenses and other current assets	(59,600)	(44,700)
Accounts payable	534,200	705,600
Accounts payable to affiliate	(13,300)	(2,500)
Accrued expenses	(13,100)	39,500
Income taxes payable	41,200	—
Deferred revenue	(9,500)	(42,200)

Net Cash Provided by Operating Activities	359,000	560,300

Cash Flows From Investing Activities:
Cash relinquished in deconsolidation	—	(878,300)
Investment in affiliate	—	(500,000)
Acquisition of property and equipment	(116,000)	(73,000)
Deposits and other	(21,900)	(149,600)

Net Cash Used In Investing Activities	(137,900)	(1,600,900)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	20,000	200
Payment on capital lease obligation	(52,400)	(32,100)

Net Cash Used In Financing Activities	(32,400)	(31,900)

Net Increase (Decrease) in Cash and Cash Equivalents	188,700	(1,072,500)
Cash and Cash Equivalents, beginning of period	7,193,500	3,742,600

Cash and Cash Equivalents, end of period	$7,382,200	$2,670,100

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income taxes	$100,000	$146,700
Interest	$8,500	$49,500
Noncash Inventory and Financing Activities:
Capital leases entered into for equipment	$—	$160,400

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—The Company

RAE Systems Inc. (“RAE”, the “Company”), established in 1991, is a leader in rapidly deployable sensing networks for homeland defense and a leading manufacturer of portable, wireless and fixed atmospheric monitors, photo-ionization detectors, radiation detectors, gas detection tubes, sampling pumps and security monitoring devices.

RAE’s products are used to detect weapons of mass destruction (WMD), environmental, safety, hazardous materials (HAZMAT), toxic industrial chemicals (TICs), petrochemicals, and semiconductor waste, including the detection of gamma rays, neutrons, combustible chemical and vapor accumulations, oxygen deficiencies, gasoline, benzene, paint, degreasers, jet fuel, carbon monoxide, hydrogen sulfide, carbon dioxide, and many other atmospheric hazards. RAE’s patented photo-ionization detector technology allows dependable, linear, part-per-billion range readings for many toxic chemicals and vapors that are effectively undetectable by any other means.

The Company’s customers include many of the world’s leading corporations in the airline, automotive, oil, computer and telecommunications industries. The Company also has significant numbers of instruments currently in service with many U.S. government agencies and the armed forces, and by numerous city, state and federal agencies and departments. RAE’s products are used in confined space entry monitoring programs throughout the world, and are used in civilian and government atmospheric monitoring programs in over 50 countries. A substantial number of municipal agencies and city departments have standardized their programs on the Company’s products for confined space and HAZMAT incident response. The Company is also a leading supplier of chemical detectors used for jet fuel vapor monitoring programs.

The Company sells its products through a network of approximately 180 distributors, which account for approximately 90% of its sales.

The Company has strategically redirected its focus on homeland security. To this extent, the Company launched a series of marketing campaigns geared towards this effort, and is starting to reap the benefits of these efforts, having sold a large number of MultiRAEs and MiniRAEs to various federal, state and local agencies and municipalities. The Company also saw an increase in the sales of our wireless smart sensing platform and solutions business, in which information from the gas detector is transmitted on a real-time basis to a base controller located up to two miles away. The Company recently launched a new campaign to sell its new suite of radiation detectors, and is starting to realize an increase in the sales of these products as well.

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

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. The unaudited financial statements contained in this Form 10-Q have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and its cash flows for the stated periods, in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of RAE and its subsidiaries as described below. RAE owns 100% of RAE Systems Europe ApS (RAE Europe) and RAE Systems (Asia) Limited (RAE Asia). RAE Europe is a Denmark corporation which distributes and provides services for RAE’s products in Europe, Australia and New Zealand, and throughout the Middle East. RAE Asia is a Hong Kong holding corporation which owns (i) 100% of Wa-RAE Science Instruments, Ltd (Wa-RAE), (ii) 36% of REnex Technology Ltd (REnex) and (iii) 100% of RAE Systems Hong Kong Ltd. (RAE HK). Wa-RAE, which is incorporated in Jiading, Shanghai, designs and manufactures RAE’s products for final assembly in the United States. REnex, a Hong Kong based research and development corporation, designs and develops a wireless platform for detection and monitoring. RAE HK distributes and provides services for RAE’s products in Asia and the Pacific Rim.

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

RAE Asia’s equity interest in REnex has, in the accompanying financial statements, been accounted for under the equity method of accounting. Under the equity method of accounting, REnex’s results of operations are not reflected within the accompanying consolidated statements of operations; however, the Company’s share of the net loss of REnex is reflected in the equity in loss of unconsolidated affiliate in the accompanying consolidated statements.

Earnings Per Share

The Company applies the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common share amounts in loss periods. Incremental shares attributable to the assumed exercise of 3,107,571 outstanding options have increased diluted shares outstanding by 1,397,375 shares. Warrants to purchase 2,102,734 shares of common stock at prices between $1.19 per share and $1.34 per share, and non-plan options to purchase 400,000 shares of common stock at $0.98 per share, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, allowance for doubtful accounts, inventory allowances, warranty costs, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements.

The allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustments history, current economic conditions and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management’s control. If there were a deterioration of a major customer’s credit worthiness, or if actual defaults were higher than what has been experienced historically, the Company’s estimates of the recoverability of amounts due could be overstated. The Company’s operating results could be adversely affected.

Inventories are stated at the lower of cost (moving weighted average method) or market. Inventory purchases are typically based on estimated future demand. In the event of a sudden and significant decrease in demand for RAE’s products, or if there were a higher occurrence of inventory obsolescence due to changing technology and customer requirements, RAE could be required to increase its inventory allowances. RAE’s gross margins could be adversely affected.

The Company generally provides a one to three year limited liability on its products and establishes the estimated costs of fulfilling these warranty obligations at the time the related revenue is recorded. Historically, warranty costs have been insignificant. If the Company were to experience an increase in warranty claims compared to its historical experience, or costs of servicing warranty claims were greater than expectations on which the warranty reserve has been based, RAE’s operating results could be adversely affected.

RAE is subject to various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted.

The Company recognizes deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits pertaining to unrealized foreign losses have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities (SFAS 146). This Statement requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December

31, 2002. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148). This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Further, SFAS 148 amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company has elected to adopt the fair value recognition provisions of SFAS 123 for stock-based employee compensation, effective January 1, 2003 under the modified prospective method as provided for in SFAS 148. The effects of the adoption of SFAS 123 in accordance with SFAS 148 are reflected in the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company’s financial position or results of operations.

Note 3—Commitments and Contingencies

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

On March 26, 2002, Straughan Technical Distribution, LLC, filed a lawsuit against the Company in the Superior Court of the State of California for the County of

Santa Clara. A similar lawsuit pending in District Court of Harris County, Texas was served on the Company on March 27, 2002. In these nearly identical lawsuits, Straughan, a distributor of Gastec Gas Detection Devices, claims to have experienced diminished sales to its customers, loss of profits and other damages as a result of the stated allegations, which include claims for interference with present and prospective business relations, false advertising, trade dress infringement, slander and antitrust violations. On April 17, 2002, the Company removed the California action to the United States District Court for the Northern District of California, and on April 18, 2002, the Company removed the Texas action to the United States District Court for the Southern District of Texas. On October 8, 2002, the principals of Straughan and RAE Systems met and discussed potential settlement opportunities. In February 2003, the Company agreed with Straughan to settle all claims asserted against each other. The Company is currently finalizing the terms of the settlement agreement.

In addition to the litigation described above, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of business.

Note 4—Stock Based Compensation

During the first quarter of fiscal 2003, the Company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, (SFAS 123) for stock-based employee compensation, effective as of January 1, 2003. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS 123 been applied to all awards granted. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$775,000	$(179,000)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	125,000	49,200
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(125,000)	(102,600)
Pro forma net income (loss)	$775,000	$(232,400)
Basic earnings (loss) per share:
As reported	$0.02	$(0.01)
Pro forma	$0.02	$(0.01)

Diluted earnings (loss) per share:
As reported	$0.02	$(0.01)
Pro forma	$0.02	$(0.01)

Note 5—Warranty Reserve

Product warranty liabilities are provided for as described in Note 2 to these condensed consolidated financial statements. Following is a summary of the changes in these liabilities during the quarters ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Provision for product sold during period	$48,800	$26,000
Adjustment of prior period provision	95,200	(26,000)
Claims during the period	—	—

Net increase in liability	144,000	—
Balance, beginning of period	205,800	111,200

Balance, end of period	$349,800	$111,200

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

RESULTS OF OPERATIONS—Quarter ended March 31, 2003

Net Sales. Net sales increased from $4.5 million for the quarter ended March 31, 2002 to $7.3 million for the quarter ended March 31, 2003, an increase of 61.5%. This increase was due to a significant increase in government sales, particularly for homeland security where we recognized a significant increase in sales of our MultiRAE and MiniRAE 2000. We also experienced a substantial increase in Europe and Asia for the monitoring of toxic gases in confined space entry.

Cost of Sales. Cost of sales increased from $2 million for the quarter ended March 31, 2002 to $2.9 million for the quarter ended March 31, 2003, an increase of 43.9%. This increase was primarily due to an increase in the sales volume. Gross margins increased from $2.5 million, or 55.5% of revenue, for the quarter ended March 31, 2002 to $4.4 million, or 60.3% of revenue, for the quarter ended March 31, 2003. This increase was due to increased efficiency in production resulting from an increase in the sales volume. It was also a result of a decrease in the cost of our material.

Sales and Marketing. Sales and marketing expenses increased from $1.1 million for the quarter ended March 31, 2002 to $1.5 million for the quarter ended March 31, 2003, an increase of 37%. Our sales and marketing cost increased in the United States as a result of increases in our personnel and advertising expenses of $252,700 to support our homeland defense position, our wireless systems solution, and our new suite of radiation detectors. Our expenses increased in Europe by $136,500 to build the infrastructure to support the European sales and service center.

Research and Development. Research and development expenses increased from $594,000 for the quarter ended March 31, 2002 to $706,000 for the quarter ended March 31, 2003, an increase of 18.9%. The increase in research and development expenses of $112,000 was primarily the result of an increase in headcount to support further development of the wireless systems solution, as well as the development of our radiation detectors and sensors.

General and Administrative. General and administrative expenses increased from $845,200 for the quarter ended March 31, 2002 to $1.2 million for the quarter ended March 31, 2003, an increase of 40.5%. Due to the adoption of the fair value recognition provisions of SFAS 123 for stock-based employee compensation, effective January 1, 2003, under the modified prospective method as provided for in SFAS 148, we incurred a non-cash compensation charge of $125,000 in connection with our outstanding options under our 1993 and 2002 stock option plans in the first quarter of 2003 as compared to a non-cash compensation charge of $49,200 in the same period of 2002. Additionally, certain costs associated with the Company’s operations as a public company increased general and administrative costs by $159,300 from the same period last year, including fees for public relations, investor relations, the design and distribution of our annual report and the cost of our D&O insurance.

Legal Fees and Settlement Costs. Legal fees and settlement costs increased from $77,900 for the quarter ended March 31, 2002 to $88,600 for the quarter ended March 31, 2003, an increase of 13.7%. Our legal costs were primarily for corporate matters, including the preparation and review of our Form 10-K and proxy statement for our annual meeting. Also included were fees associated with the lawsuits described in detail elsewhere in this Form 10-Q.

Other Income (Expense), net. Other expenses for the quarter ended March 31, 2002 was $109,100. For the same period in 2003, we had other expenses of $63,900, a change of

$45,200. The change was primarily due a decrease in interest expense resulting from the repayment of outstanding loans ($51,000).

Income Taxes. During the quarter ended March 31, 2003, we recognized a tax expense of $135,400, consisting of a provision of $400,000 relating to the current quarter pre-tax income, reduced by $264,600 relating to the settlement with the Internal Revenue Service of certain outstanding tax assessments originating in prior years.

Net Income (Loss). Net loss for the quarter ended March 31, 2002 was $179,000. For the same period in 2003, we had a net profit of $775,000. The increase was primarily the result of significant increases in sales from the government and from our international customers.

Liquidity and Capital Resources

To date, we have financed our operations primarily through bank borrowings, revenues from operations and proceeds of issuances of equity securities. As of March 31, 2003, we had $7.4 million in cash and cash equivalents. At March 31, 2003, we had $9.4 million of working capital (the excess of current assets over current liabilities) and had a current ratio of 2.6 to 1.0.

Net cash provided by operating activities for the quarter ended March 31, 2003 was $359,000, as compared with net cash provided by operating activities of $560,300 for the quarter ended March 31, 2002. For the quarter ended March 31, 2003, changes in operating assets and liabilities used $836,500 in operating cash flows, whereas for the quarter ended March 31, 2002, operating assets and liabilities provided $676,500 in operating cash flows. The unfavorable effects on operating cash flows resulting from the change in operating assets and liabilities is primarily reflected in accounts receivable in the amount of $923,200 resulting from significant increases in sales, and inventories in the amount of $393,200 in anticipation of future growth. These were partially offset by accounts payable in the amount of $534,200.

Net cash used in investing activities for the quarter ended March 31, 2003 was $137,900, as compared with net cash used in investing activities of $1,600,900 for the quarter ended March 31, 2002. Cash used by investing activities in the quarter ended March 31, 2003 consisted primarily of acquisition of property and equipment in the amount of $116,000. Cash used by investing activities in the quarter ended March 31, 2002 consisted primarily of cash relinquished in the deconsolidation of REnex of $878,300 and investment in affiliate of $500,000.

Net cash used by financing activities for the quarter ended March 31, 2003 was $32,400 as compared with $31,900 for the quarter ended March 31, 2002. Cash used by financing activities for the quarter ended March 31, 2003 was primarily the result of payments on capital leases in the amount of $52,400, partially offset by the issuance of common stock for cash proceeds in the amount of $20,000.

We believe that our existing balances of cash and cash equivalents, together with cash generated from product sales, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and future results of operations. Any future financing we may require may be unavailable on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or could prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our shareholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion analyzes our disclosure to market risk related to concentration of credit risk, changes in interest rates and foreign currency exchange rates.

CONCENTRATION OF CREDIT RISK

Currently, we have cash and cash equivalents deposited with four large United States financial institutions, one large Hong Kong financial institution, and one large Danish financial institution. Our deposits may exceed the amount of insurance available to cover such deposits. To date, we have not experienced any losses of deposit of cash and cash equivalents. Management regularly reviews our deposit amounts and the credit worthiness of the financial institution which holds our deposits.

INTEREST RATE RISK

As of March 31, 2003, we had cash and cash equivalents of $7.4 million consisting of cash and highly liquid short-term investments. The impact of interest rate fluctuations was immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

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

Currently, we are holding foreign currency at our Hong Kong and Danish banks. The risk associated with such holdings is immaterial.

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

The adoption of the fair value recognition provisions of SFAS 123 for stock-based employee compensation as provided for in SFAS 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123 will have a significant impact on the Company’s financial statements.

In connection with becoming a public company through a reverse merger transaction, certain options under our 1993 Stock Plan became subject to variable accounting in accordance with FASB Interpretation No. 44 (FIN 44). As of December 31, 2002, there were 2,014,941 options outstanding under the Plan that were subject to variable accounting. To eliminate the variable effects of such accounting treatment, we have adopted the fair value recognition provisions of SFAS 123 for stock-based employee compensation, effective January 1, 2003 under the modified prospective method as provided for in SFAS 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123. Our interim financial statements herein for the quarter ended March 31, 2003 reflect a non-cash compensation charge of $125,000. Stock-based compensation charges have significantly impacted our financial statements, and will continue to impact our financial statements on a prospective basis.

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

If our expansion from a gas detection instrument manufacturer to a wireless systems and radiation detection company is unsuccessful, our business and results of operations will suffer.

We are in the process of expanding our current business of providing gas detection instruments to include radiation detection and wireless systems for local and remote security monitoring. The pricing of our radiation detection products and wireless products and services may be subject to rapid and frequent change. We may be forced for competitive or technical reasons to reduce prices for our products, which would reduce our revenue and could harm our business. Further, the radiation detection and wireless systems markets are still evolving, and we have little basis to assess the demand for these products and services or to evaluate whether our products and services will be accepted by the market. If our radiation detection products and wireless products and services do not gain broad market acceptance, our business and results of operations will be harmed.

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

Our future success depends on our ability to attract, retain and motivate highly skilled employees. Despite the recent economic slowdown, competition for qualified employees in the Silicon Valley, particularly management, technical, and sales and marketing personnel, is intense. Although we provide compensation packages that include stock options, cash incentives and other employee benefits, we may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future, which could harm our business.

Our business could suffer if we lose the services of any of our executive officers.

Our future success depends to a significant extent on the continued service of our executive officers, including Robert I. Chen, Joseph Ng, Peter Hsi and Hong Tao Sun. The loss of the services of any of our executive officers could harm our business.

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

Sales of substantial amounts of our common stock in the public market in connection with this offering could reduce the prevailing market prices for our common stock. We registered the resale of approximately 42,671,491 shares of common stock (including shares underlying outstanding warrants to purchase our common stock) on a registration statement on Form S-1. Of these shares, approximately 12,680,080 were subject to six month lock-up agreements which expired on October 9, 2002 and 23,261,326 were subject to one year lock-up agreements which expired on April 9, 2003. Future sales by the holders of such shares could adversely affect the trading price of our common stock.

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

Our business is subject to risks associated with Severe Acute Respiratory Syndrome (SARS).

Our manufacturing facility located in Jia Ding, Shanghai, and sales office in Hong Kong are located in regions where the outbreak of SARS is prevalent. Although none of our employees have experienced any cases of SARS, the transient nature of the disease and local government reactions to the disease is such that in the event that any of our employees experience SARS or SARS cases become more prevalent, our operations in such areas may be subject to interruption and our business may suffer.

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

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in several legal proceedings as discussed in Note 3—“Commitments and Contingencies” in this Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2003.

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

May 1, 2003

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

May 1, 2003

By: /s/ Joseph Ng
Joseph Ng Chief Financial Officer and Vice-President, Business Development

EXHIBIT INDEX

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002