Form 10-Q
period 2003-06-30
RAE SYSTEMS INC
filed 2003-07-31
CIK 1084876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549 FORM 10-Q (MARK ONE)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

YES  |X|      NO  |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES  |_|       NO  |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2003
Common Stock, $0.001 Par Value	46,006,943

RAE Systems Inc. INDEX Part I. Financial Information

Item 1. Financial Statements (Unaudited)

(a)	RAE Systems Inc. Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002

(b)	RAE Systems Inc. Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2003 and 2002

(c)	RAE Systems Inc. Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002

(d)	RAE Systems Inc. Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures Certifications Exhibit Index Exhibits

PART I.     Financial Information

In connection with our becoming a public company through a reverse merger transaction, certain options under our 1993 Stock Plan became subject to variable accounting in accordance with FASB Interpretation No. 44 (FIN 44). As of December 31, 2002, there were 2,014,941 options outstanding under the 1993 Stock Plan that were subject to variable accounting. To eliminate the variable effects of such accounting treatment, we have adopted the fair value recognition provisions of SFAS 123 for stock-based employee compensation, effective January 1, 2003 under the modified prospective method as provided for in SFAS 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123. Our interim financial statements herein for the quarter and the six-month period ended June 30, 2003 reflect a non-cash compensation charge related to options of $155,300 and $280,300, respectively. In June 2003, we issued a warrant to purchase 450,000 shares of our common stock, to Jefferies/Quarterdeck for the purpose of retaining their financial advisory services. The warrant vested immediately and is exercisable over four years. The fair value of this warrant, assessed to $328,800, will be amortized over the service period. For the quarter and six-month period ended June 30, 2003, we have taken a charge related to this warrant in the amount of $27,400. Stock-based compensation charges have significantly impacted our financial statements, and will continue to impact the financial statements on a prospective basis.

Item 1: RAE Systems Inc. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

RAE Systems Inc.

Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002

	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$7,116,000	$7,193,500
Accounts receivable, net of allowance for doubtful accounts
of $175,700 and $175,700, respectively	3,428,600	2,475,700
Inventories	4,204,500	3,176,400
Prepaid expenses and other current assets	1,007,500	402,000
Deferred income taxes	528,800	528,800

Total Current Assets	16,285,400	13,776,400

Property and Equipment, net	2,015,600	2,026,800
Deposits and Other Assets	143,000	81,800
Investment in Unconsolidated Affiliate	651,600	784,700

	$19,095,600	$16,669,700

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$1,507,800	$942,400
Accounts payable to affiliate	725,400	757,900
Accrued expenses	1,699,600	1,689,700
Income taxes payable	1,502,600	1,726,200
Current portion of deferred revenue	50,700	149,700
Current portion of capital lease obligations	159,600	159,600

Total Current Liabilities	5,645,700	5,425,500

Deferred Revenue, net of current portion	26,700	—
Capital Leases Obligations, net of current portion	14,200	107,300
Deferred Income Taxes	277,200	277,200

Total Liabilities	5,963,800	5,810,000

Commitments and Contingencies

Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized;
45,982,223 and 45,516,675 shares issued and outstanding, respectively	46,000	45,500
Additional paid-in capital	18,141,000	17,955,800
Deferred compensation	—	(516,600)
Accumulated deficit	(5,055,200)	(6,625,000)

Total Shareholders’ Equity	13,131,800	10,859,700

	$19,095,600	$16,669,700

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Operations

RAE Systems Inc.

Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$7,459,100	$5,167,300	$14,798,500	$9,712,600
Cost of Sales	2,615,700	2,151,400	5,528,500	4,176,200

Gross Margin	4,843,400	3,015,900	9,270,000	5,536,400

Operating Expenses:
Sales and marketing	1,911,500	1,466,300	3,381,600	2,539,600
Research and development	757,000	611,300	1,463,000	1,205,300
General and administrative	1,160,400	1,951,400	2,348,000	2,796,600
Legal fees and settlement costs	1,900	166,100	90,500	244,000
Merger costs	—	8,734,700	—	8,734,700

Total Operating Expenses	3,830,800	12,929,800	7,283,100	15,520,200

Operating Income (Loss)	1,012,600	(9,913,900)	1,986,900	(9,983,800)

Other Income (Expense):
Interest income	7,300	17,900	16,700	32,000
Interest expense	(5,700)	(40,600)	(14,200)	(100,100)
Other, net	21,900	(13,500)	23,000	(15,900)
Equity in loss of unconsolidated affiliate	(67,200)	(59,300)	(133,100)	(120,600)

Total Other Income (Expense)	(43,700)	(95,500)	(107,600)	(204,600)

Income (Loss) Before Income Taxes	968,900	(10,009,400)	1,879,300	(10,188,400)
Income Taxes	174,100	7,800	309,500	7,800

Net Income (Loss)	$794,800	$(10,017,200)	$1,569,800	$(10,196,200)

Basic Earnings (Loss) Per Common Share	$0.02	$(0.23)	$0.03	$(0.30)

Diluted Earnings (Loss) Per Common Share	$0.02	$(0.23)	$0.03	$(0.30)

Weighted-average common shares outstanding	45,851,788	43,228,593	45,745,275	34,435,323
Stock options	1,697,686	—	1,525,955	—

Diluted weighted-average common shares outstanding	47,549,474	43,228,593	47,271,230	34,435,323

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Cash Flows

RAE Systems Inc.

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,

	2003	2002

	(Unaudited)	(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
Net Income (Loss)	$1,569,800	$(10,196,200)
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	438,000	263,800
Provision for doubtful accounts	—	(24,300)
Inventory reserve	(179,800)	—
Compensation expense related to options	280,300	—
Amortization of deferred compensation	—	862,800
Common stock issued for services	—	2,121,600
Common stock purchase rights granted below fair value	—	2,308,300
Compensation expense related to warrants	27,400	4,305,800
Equity in loss of unconsolidated affiliate	133,100	120,600
Deferred income taxes	—	—
Changes in operating assets and liabilities, net of effects of deconsolidation:
Accounts receivable	(952,900)	(31,400)
Inventories	(848,300)	532,800
Prepaid expenses and other current assets	(304,100)	(72,200)
Accounts payable	565,400	(50,100)
Accounts payable to affiliate	(32,500)	59,200
Accrued expenses	9,900	(69,400)
Income taxes payable	(223,600)	(211,000)
Deferred revenue	(72,300)	(94,500)

Net Cash Provided by (Used In) Operating Activities	410,400	(174,200)

Cash Flows From Investing Activities:
Cash relinquished in deconsolidation	—	(878,300)
Restricted cash	—	3,000,000
Investment in affiliate	—	(500,000)
Acquisition of property and equipment	(426,800)	(570,300)
Deposits and other	(61,200)	(686,400)

Net Cash (Used In) Provided By Investing Activities	(488,000)	365,000

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	93,200	200
Proceeds from merger/reorganization	—	6,965,500
Payments on notes payable and lines of credit	—	(4,425,800)
Payment on capital lease obligation	(93,100)	(65,000)

Net Cash Provided By Financing Activities	100	2,474,900

Net (Decrease) Increase in Cash and Cash Equivalents	(77,500)	2,665,700
Cash and Cash Equivalents, beginning of period	7,193,500	3,742,600

Cash and Cash Equivalents, end of period	$7,116,000	$6,408,300

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income taxes	$509,500	$218,800
Interest	$14,200	$100,100
Noncash Investing and Financing Activities:
Warrant issued for services	$328,800	$—
Capital leases entered into for equipment	$—	$329,800

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

        As discussed elsewhere in this report on Form 10-Q, RAE is currently involved in various legal proceedings. Regardless of the eventual outcome, such litigation will likely be time consuming, and may result in the diversion of our internal resources. The remaining lawsuit is in a preliminary stage, therefore the eventual outcome is difficult to determine. Any adverse result in either of the lawsuits could materially affect RAE’s results of operations and financial position.

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

        RAE Asia’s equity interest in REnex has, been accounted for under the equity method in the accompanying financial statements. In this regard, the Company’s share of the net loss of REnex is reflected in the caption “equity in loss of unconsolidated affiliate” in the accompanying consolidated statements.

        Earnings Per Share

The Company applies the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common share amounts in loss periods. Incremental shares attributable to the assumed exercise of 3,852,917 have increased the diluted shares outstanding by 1,597,686 for the quarter ended June 30, 2003 and 1,525,955 for the six-month period ended June 30, 2003. Of the 400,000 non-plan options to purchase shares of common stock at average price of $0.98, 100,000 of those shares is included in the diluted shares outstanding for the quarter ended June 30, 2003. Warrants outstanding to purchase 2,552,734 shares of common stock at prices between $1.07 per share and $1.34 per share were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock during the three-month and six-month periods ended June 30, 2003.

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

        Inventories are stated at the lower of cost (moving weighted average method) or market. Inventory purchases are typically based on estimated future demand. In the event of a sudden and significant decrease in demand for RAE’s products, or if there were a higher occurrence of inventory obsolescence due to changing technology and customer requirements, RAE’s gross margins could be adversely affected. In addition, RAE could be required to increase its inventory allowances.

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

Note 3– Commitments and Contingencies

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

Note 4 – Stock Based Compensation

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$794,800	$(10,017,200)	$1,569,800	$(10,196,200)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	155,300	813,600	280,300	862,800
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(155,300)	(867,000)	(280,300)	(969,600)
Pro forma net income (loss)	794,800	(10,070,600)	1,569,800	(10,303,000)
Basic Earnings (loss) per share:
As reported	0.02	(0.23)	0.03	(0.30)
Pro forma	0.02	(0.23)	0.03	(0.30)
Diluted earnings (loss) per share:
As reported	0.02	(0.23)	0.03	(0.30)
Pro forma	0.02	(0.23)	0.03	(0.30)

Note 5 – Warranty Reserve

Product warranty liabilities are provided for as described in Note 2 to these condensed consolidated financial statements. Following is a summary of the changes in these liabilities during the quarters and six-month periods ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Provision for product sold during period	$49,800	$29,600	$98,600	$55,600
Adjustment of prior period provision	(52,600)	(29,600)	42,600	(55,600)
Claims paid during the period	(30,000)	—	(30,000)	—

Net increase (decrease) in liability	(32,800)	—	111,200	—
Balance beginning of period	349,800	111,200	205,800	111,200

Balance, end of period	$317,000	$111,200	$317,000	$111,200

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS – Quarter ended June 30, 2003

Net Sales. Net sales increased from $5.2 million for the quarter ended June 30, 2002 to $7.5 million for the quarter ended June 30, 2003, an increase of 44.4%. This increase was due to a significant increase in government sales, particularly for homeland security where we recognized a significant increase in sales of our MiniRAE 2000 and our AreaRAE systems sales. We also recognized growth in our confined space entry products and in the introduction of our consumable and radiation products. We experienced increased US sales which was primarily due to government homeland defense spending. We also experienced increased sales in Asia for indoor air quality applications.

Cost of Sales. Cost of sales increased from $2.2 million for the quarter ended June 30, 2002 to $2.6 million for the quarter ended June 30, 2003, an increase of 21.6%. This increase was primarily due to an increase in the sales volume. Gross margins increased from $3.0 million, or 58.3% of revenue, for the quarter ended June 30, 2002 to $4.8 million, or 64.9% of revenue, for the quarter ended June 30, 2003. The gross margin increased due to production efficiencies resulting from the increase in sales volume as well as our product mix, specifically the growth in our systems sales with higher margins. The cost of material decreased slightly during this period as well. We had a reserve for inventory obsolescence and standard cost revisions; however, after analyzing our current situation we lowered this reserve based on historical obsolescence trends and the standard cost roll-up. This decrease in inventory reserves had a positive impact on our gross margin.

Sales and Marketing. Sales and marketing expenses increased from $1.5 million for the quarter ended June 30, 2002 to $1.9 million for the quarter ended June 30, 2003, an increase of 30.3%. Our sales and marketing cost increased in the United States as a result of increases in advertising and tradeshow expenses of $244,000 to support our homeland defense position, our wireless systems solution, and to launch our new suite of radiation detectors. Our expenses increased in Europe by $54,900 to grow the infrastructure to support the European sales and service center.

Research and Development. Research and development expenses increased from $611,300 for the quarter ended June 30, 2002 to $757,000 for the quarter ended June 30, 2003, an increase of 23.8%. The increase in research and development expenses of $145,700 was primarily the result of an increase in headcount to support further development of the wireless systems solution, as well as the development of our sensors.

General and Administrative. General and administrative expenses decreased from $2.0 million for the quarter ended June 30, 2002 to $1.2 million for the quarter ended June 30, a decrease of 40.5%. Due to the adoption of the fair value recognition provisions of SFAS 123 for stock-based employee compensation, effective January 1, 2003, under the modified prospective method as provided for in SFAS 148, we incurred a non-cash compensation charge of $155,300 in connection with our outstanding options under our 1993 and 2003 stock option plans in the second quarter of 2003 as compared to a non-cash compensation charge of $813,600 in the same period of 2002. Accounting fees decreased for the quarter ended June 30, 2003 due to the absence of any large audit and tax planning initiatives.

Legal Fees and Settlement Costs. Legal fees and settlement costs decreased from $166,100 for the quarter ended June 30, 2002 to $1,900 for the quarter ended June 30, 2003. This was primarily due to the accrual adjustment based on the final settlement of four out of the five lawsuits that had been filed against the Company.

Merger Costs. Merger costs were $8.7 million for the quarter ended June 30, 2002. Last year merger costs were due to the completion of a reverse merger transaction with Nettaxi.com. These costs were not a factor for the quarter ended June 30, 2003.

Other Income (Expense), net. Other Expense, net was $95,500 for the quarter ended June 30, 2002. For the same period in 2003, we had Other Expense, net of $43,700, a difference of $51,800. We recognized a decrease in interest expense due to the payment of outstanding loans, which was off-set by the exchange rate gains and losses.

Income Taxes. During the quarter ended June 30, 2003, we recognized a tax expense of $174,100, consisting of a provision of $358,000 relating to the current quarter pre-tax income, reduced by $183,900 relating to the settlement with the Internal Revenue Service of certain outstanding tax assessments originating in prior years. For the quarter ended June 30, 2003, we recognized a tax expense of $7,800.

Net Income (Loss). Net loss for the quarter ended June 30, 2002 was $10.0 million. For the same period in 2003, we had a net income of $794,800. The net loss in 2002 was primarily the result of a $9.6 million non-cash accounting charge. The net income for the quarter ended June 30, 2003 was primarily the result of a significant increase in our revenue primarily caused by growth in government and system sales and a decrease in legal fees. The increase was partially offset by an increase in sales and marketing expenses.

RESULTS OF OPERATIONS – Six Month Period Ended June 30, 2003

Net Sales. Net sales increased from $9.7 million for the six-month period ended June 30, 2002 to $14.8 million for the six-month period ended June 30, 2003, an increase of 52.4%. This increase was due to a significant increase in government sales, particularly for homeland security applications where we recognized a significant increase in sales of our MultiRAE and MiniRAE 2000. We also experienced a substantial increase in Europe and Asia for indoor air quality applications. Additionally, we recognized growth in our system sales, confined space entry products and in the introduction of our consumable and radiation products.

Cost of Sales. Cost of sales increased from $4.2 million for the six-month period ended June 30, 2002 to $5.5 million for the six-month period ended June 30, 2003, an increase of 32.4%. This increase was primarily due to an increase in the sales volume. Gross margins increased from $5.5 million, or 57% of revenue, for the six-month period ended June 30, 2002 to $9.3 million, or 62.6% of revenue, for the six-month period ended June 30, 2003. The gross margin increased due to production efficiencies resulting from the increase in sales volume as well as our product mix, specifically the growth in our systems sales with higher margins. The cost of material decreased slightly during this period as well. We had a reserve for inventory obsolescence and standard cost revisions; however, after analyzing our current situation we lowered this reserve based on historical obsolescence trends and the standard cost roll-up. This decrease in inventory reserves had a positive impact on our gross margin.

Sales and Marketing. Sales and marketing expenses increased from $2.5 million for the six-month period ended June 30, 2002 to $3.4 million for the six-month period ended June 30, 2003, an increase of 33.1%. We realized an increase in the sales and marketing cost resulting from an increase in our tradeshow and advertising presence to support our homeland defense position, our wireless systems solution, and our new suite of radiation detectors. Our expenses increased in Europe by $190,900 to build the infrastructure to support the European sales and service center.

Research and Development. Research and development expenses increased from $1.2 million for the six-month period ended June 30, 2002 to 1.5 million for the six-month period ended June 30, 2003, an increase of 21.4%. The increase in research and development expenses of was primarily the result of an increase in headcount to support further development of the wireless systems solution, as well as the development of our sensors.

General and Administrative. General and administrative expenses decreased from $2.8 million for the six-month period ended June 30, 2002 to $2.3 million for the six-month period ended June 30, 2003, a decrease of 16%. This decrease was due to the adoption of the fair value recognition provisions of SFAS 123 for stock-based employee compensation, effective January 1, 2003, under the modified prospective method as provided for in SFAS 148, we incurred a non-cash compensation charge of $280,300 in connection with our outstanding options under our 1993 and 2002 stock option plans in the first quarter of 2003 as compared to a non-cash compensation charge of $862,800 in the same period of 2002. In addition, the decrease was due to a decrease in accounting fees for the six-month period ended June 30, 2003 due to the absence of any large audit and tax planning initiatives.

Legal Fees and Settlement Costs. Legal fees and settlement costs decreased from $244,000 for the six-month period ended June 30, 2002 to $90,500 for the six-month period ended June 30, 2003, a decrease of 62.9%. This was primarily due to the accrual adjustment based on the final settlement of four out of the five lawsuits that had been filed against the Company.

Merger Costs. Merger costs were $8.7 million for the six-month period ended June 30, 2002. Last year merger costs were due to the completion of a reverse merger transaction with Nettaxi.com. These costs were not a factor for the six-month period ended June 30, 2003.

Other Income (Expense), net. Other Expense, net for the six-month period ended June 30, 2002 was $204,600. For the same period in 2003, we had Other Expenses, net of $107,600, a difference of $97,000. We recognized a decrease in interest expense due to the payment of outstanding loans, which was off-set by the exchange rate gains and losses.

Income Taxes. For the six-month period ended June 30, 2003, we recognized a tax expense of $309,500, consisting of a provision of $758,000 relating to the current period pre-tax income, reduced by $448,500 relating to the settlement with the Internal Revenue Service of certain outstanding tax assessments originating in prior years. For the quarter ended June 30, 2003, we recognized a tax expense of $7,800.

Net Income (Loss). For the six-month period ended June 30, 2003, we had a net income of $1.6 million, as compared to a net loss of $10.2 million for the for the six-month period ended June 30, 2002. The increase primarily resulted from the absence of the $9.6 million non-cash accounting charge incurred in the six-month period ended June 30, 2002 as well as an increase in our gross margin primarily caused by growth in government and system sales. This was also affected by an overall increase in sales volume and a decrease in legal fees. The increase was partially offset by an increase in sales and marketing expenses.

Liquidity and Capital Resources

        To date, we have financed our operations primarily through bank borrowings, revenues from operations and proceeds of issuances of equity securities. As of June 30, 2003, we had $7.1 million in cash and cash equivalents. At June 30, 2003, we had $10.6 million of working capital (the excess of current assets over current liabilities) and had a current ratio of 2.9 to 1.0. We also have a $3 million line of credit for future growth expansion.

        Net cash provided by operating activities for the six months ended June 30, 2003 was $410,400, as compared with net cash used by operating activities of $174,200 for the six months ended June 30, 2002. The favorable effects on operating cash flows is due to an increase in net income of $1.6 million, depreciation and amortization of $438,000, equity in loss of unconsolidated affiliate of $133,100 and compensation expense under fair value accounting of $307,700, partially offset by significant changes in operating assets and liabilities. For the six months ended June 30, 2003, changes in operating assets and liabilities used $1.9 million in operating cash flows, whereas for the six months ended June 30, 2002, operating assets and liabilities provided $63,400 in operating cash flows. The unfavorable effects on operating cash flows resulting from the change in operating assets and liabilities is primarily reflected in accounts receivable in the amount of $952,900 resulting from significant increases in sales, inventories in the amount of $848,300 in anticipation of future growth, prepaid expenses of $304,100 and income taxes payable of $223,600. These were partially offset by an increase in accounts payable in the amount of $565,400.

        Net cash used in investing activities for the six months ended June 30, 2003 was $488,000, as compared with net cash provided by investing activities of $365,000 for the six months ended June 30, 2002. Cash used by investing activities in the six months ended June 30, 2003 consisted primarily of acquisition of property and equipment in the amount of $426,800. Cash provided by investing activities in the six months ended June 30, 2002 consisted primarily of the release of the restricted cash of $3 million resulting from having paid off our lines of credit, partially offset by the acquisition of property and equipment of $570,300, deposits and merger costs of $686,400, investment and affiliate of $500,000 and cash relinquish in deconsolidation of $878,300.

        Net cash provided by financing activities for the six months ended June 30, 2003 was $100 as compared with $2.5 million for the six months ended June 30, 2002. Cash provided by financing activities for the six months ended June 30, 2002 was primarily the result of proceeds from the merger of $7 million, partially offset by payments on lines of credit of $4.4 million.

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

Contractual Cash Obligations

        The following table quantifies our future contractual obligations as of June 30, 2002:

	Total	2003	2004	2005	2006	2007	Thereafter
Contractual Obligations:
Operating Leases	$3,238,200	$493,700	$508,800	$488,700	$420,200	$396,300	$930,500
Capital Leases	$285,600	$178,400	$107,200	$—	$—	$—	$—

TOTAL	$3,523,800	$672,100	$616,000	$488,700	$420,200	$396,300	$930,500

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

INTEREST RATE RISK

        As of June 30, 2003, we had cash and cash equivalents of $7.1 million consisting of cash and highly liquid short-term investments. The impact of interest rate fluctuations was immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

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

        In connection with becoming a public company through a reverse merger transaction, certain options under our 1993 Stock Plan became subject to variable accounting in accordance with FASB Interpretation No. 44 (FIN 44). As of December 31, 2002, there were 2,014,941 options outstanding under the Plan that were subject to variable accounting. To eliminate the variable effects of such accounting treatment, we have adopted the fair value recognition provisions of SFAS 123 for stock-based employee compensation, effective January 1, 2003 under the modified prospective method as provided for in SFAS 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123. Our interim financial statements herein for the quarter and the six months period ended June 30, 2003 reflect a non-cash compensation charge related to options of $155,300 and $280,300, respectively. In June 2003, we issued a warrant to purchase 450,000 shares of common stock to Jefferies/Quarterdeck for the purpose of retaining their financial advisement services. The warrant vested immediately and is exercisable over four years. The fair value of this warrant, assessed to $328,800, will be amortized over the service period. For the quarter and six-month period ended June 30, 2003 we have taken a charge related to this warrant in the amount of $27,400. Stock-based compensation charges have significantly impacted our financial statements, and will continue to impact our financial statements on a prospective basis.

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

        The market for gas detection monitoring devices is highly competitive. We expect the emerging wireless gas monitoring system market to be equally competitive. Competitors in the gas monitoring industry differentiate themselves on the basis of their technology, quality of product and service offerings, cost and time to market. In the market for gas detection monitoring devices, our primary competitors include Industrial Scientific Corporation, Mine Safety Appliances Company, BW Technologies, Ion Science, PerkinElmer, Inc., Drager Safety Inc., Gastec Corporation and Bacou-Dalloz. Most of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than us. In addition, some of our competitors may be able to:

–	devote greater resources to marketing and promotional campaigns;

–	adopt more aggressive pricing policies; or

–	devote more resources to technology and systems development.

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

        Sales of substantial amounts of our common stock in the public market in connection with this offering could reduce the prevailing market prices for our common stock. We registered the resale of approximately 43,926,582 shares of common stock (including shares underlying outstanding warrants to purchase our common stock) on a registration statement on Form S-1. Future sales by the holders of such shares could adversely affect the trading price of our common stock.

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

          We are from time to time involved in certain claims and legal proceedings as discussed elsewhere in this Form 10-Q and in our previous reports on Form 10-K and Form 10-Q filed with the Securities and Exchange Commission.

          In May 2003, the Company settled its lawsuit with Straughan.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

We held an Annual Meeting of the Stockholders on April 25, 2003 for the following purposes:

1.	To elect two persons as Class I directors to hold office for a three-year term and until their successors are elected and qualified:

a.	Peter H. Hsi

b.	Edward C. Ross

2.	To consider, approve and ratify the adoption of the Company’s 2002 Stock Option Plan.

3.	To ratify the appointment of BDO Seidman, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003.

Proposal	For	Against	Abstain

1a.	27,879,535	1,934	10,127

1b.	37,766,440	115,029	10,127

2.	30,262,484	2,022,291	27,666

3.	37,740,877	16,771	133,948

As a result of the above votes, Peter H. Hsi and Edward C. Ross were confirmed as Class I directors and proposals 2 and 3 were approved.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description of Document

31	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, asadopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

                    (1)  On June 10, 2003, we furnished a report on Form 8-K with the Securities and Exchange Commission providing for Regulation FD disclosure regarding a presentation that was made to investors at a series of meetings during June 2003 and from time to time thereafter.

                    (2)  On May 2, 2003, we furnished a report on Form 8-K with the Securities and Exchange Commission including out earnings release for the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 30, 2003.

RAE SYSTEMS INC. By: /s/ Joseph Ng —————————————— Joseph Ng Chief Financial Officer and Vice President, Business Development

EXHIBIT INDEX

31	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002