Form 10-Q
period 2003-09-30
RAE SYSTEMS INC
filed 2003-10-29
CIK 1084876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE PERIOD FROM                      TO

COMMISSION FILE NUMBER: 001-31783

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2003
Common Stock, $0.001 Par Value	46,653,573

RAE Systems Inc.

PART I. Financial Information

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation under the modified prospective method as provided for in SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123. These fair value recognition provisions generally result in stock-based compensation charges for options granted under our 1993 and 2002 stock option plans. While our interim financial statements herein for the quarter and the nine-month period ended September 30, 2003 reflect a non-cash compensation charge related to options of $216,600 and $496,900, respectively, these charges may increase significantly depending on the number of options granted in the future and, to a lesser extent, upon the volatility of our stock and the life of such options.

In June 2003, we issued a warrant to purchase 450,000 shares of our common stock, to Jefferies/Quarterdeck for the purpose of retaining their financial advisory services. The warrant vested immediately and is exercisable over four years. The fair value of this warrant, assessed at $328,800, will be amortized over the service period. For the quarter and nine-month period ended September 30, 2003, we have taken a charge related to this warrant in the amount of $27,400 and $54,800, respectively.

Stock-based non-cash compensation charges have significantly impacted our financial statements, and will continue to impact the financial statements on a prospective basis.

Item 1:	RAE Systems Inc. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

RAE Systems Inc.

Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,678,300	$7,193,500
Accounts receivable, net of allowance for doubtful accounts of $175,700 and $175,700, respectively	4,736,300	2,475,700
Inventories	3,884,100	3,176,400
Prepaid expenses and other current assets	834,700	402,000
Deferred income taxes	528,800	528,800

Total Current Assets	16,662,200	13,776,400

Property and Equipment, net	1,805,600	2,026,800
Deposits and Other Assets	150,100	81,800
Investment in Unconsolidated Affiliate	586,600	784,700

	$19,204,500	$16,669,700

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,204,300	$942,400
Accounts payable to affiliate	608,500	757,900
Accrued expenses	2,044,600	1,689,700
Income taxes payable	630,300	1,726,200
Current portion of deferred revenue	50,800	149,700
Current portion of capital lease obligations	132,200	159,600

Total Current Liabilities	4,670,700	5,425,500

Deferred Revenue, net of current portion	84,500	—
Capital Leases Obligations, net of current portion	15,100	107,300
Deferred Income Taxes	277,200	277,200

Total Liabilities	5,047,500	5,810,000

Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 46,591,721 and 45,516,675 shares issued and outstanding, respectively	46,600	45,500
Additional paid-in capital	18,437,500	17,955,800
Deferred compensation	—	(516,600)
Cumulative other comprehensive income	3,300
Accumulated deficit	(4,330,400)	(6,625,000)

Total Shareholders’ Equity	14,157,000	10,859,700

	$19,204,500	$16,669,700

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Operations

RAE Systems Inc.

Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$7,969,300	$5,869,100	$22,767,800	$15,581,700
Cost of Sales	3,283,600	2,401,700	8,812,100	6,577,900

Gross Margin	4,685,700	3,467,400	13,955,700	9,003,800

Operating Expenses:
Sales and marketing	1,681,200	1,431,600	5,062,800	3,971,200
Research and development	716,900	741,600	2,179,900	1,946,900
General and administrative	1,282,400	515,000	3,630,400	3,311,600
Legal fees and settlement costs	39,500	331,100	130,000	575,100
Merger costs	—	—	—	8,734,700

Total Operating Expenses	3,720,000	3,019,300	11,003,100	18,539,500

Operating Income (Loss)	965,700	448,100	2,952,600	(9,535,700)

Other Income (Expense):
Interest income	7,200	14,400	23,900	46,400
Interest expense	(5,600)	(10,100)	(19,800)	(110,200)
Other, net	(37,000)	14,300	(14,000)	(1,600)
Equity in loss of unconsolidated affiliate	(65,000)	(77,800)	(198,100)	(198,400)

Total Other Income (Expense)	(100,400)	(59,200)	(208,000)	(263,800)

Income (Loss) Before Income Taxes	865,300	388,900	2,744,600	(9,799,500)
Income Taxes	140,500	28,600	450,000	36,400

Net Income (Loss)	$724,800	$360,300	$2,294,600	$(9,835,900)

Basic Earnings (Loss) Per Common Share	$0.02	$0.01	$0.05	$(0.26)

Diluted Earnings (Loss) Per Common Share	$0.01	$0.01	$0.05	$(0.26)

Weighted-average common shares outstanding	46,246,408	45,153,990	45,914,155	37,976,136
Stock options	4,566,384	—	3,995,622	—

Diluted weighted-average common shares outstanding	50,812,792	45,153,990	49,909,777	37,976,136

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Cash Flows

RAE Systems Inc.

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
Net Income (Loss)	$2,294,600	$(9,835,900)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	637,500	411,400
Provision for doubtful accounts	—	(24,200)
Inventory reserve	(94,300)	—
Compensation expense related to options	496,900	592,400
Common stock issued for services	—	2,121,600
Common stock purchase rights granted below fair value	—	2,308,300
Compensation expense related to warrants	56,600	4,305,800
Equity in loss of unconsolidated affiliate	198,100	198,400
Deferred income taxes	—	—
Changes in operating assets and liabilities, net of effects of deconsolidation:
Accounts receivable	(2,260,600)	(227,400)
Inventories	(613,400)	212,800
Prepaid expenses and other current assets	(158,700)	(169,000)
Accounts payable	261,900	872,200
Accounts payable to affiliate	(149,400)	59,700
Accrued expenses	354,900	(117,000)
Income taxes payable	(1,095,900)	(206,300)
Deferred revenue	(14,400)	(51,800)

Net Cash (Used In) Provided by Operating Activities	(86,200)	451,000

Cash Flows From Investing Activities:
Cash relinquished in deconsolidation	—	(878,300)
Restricted cash	—	3,000,000
Investment in affiliate	—	(500,000)
Acquisition of property and equipment	(416,300)	(968,700)
Deposits and other	(68,300)	20,700

Net Cash (Used In) Provided By Investing Activities	(484,600)	673,700

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	171,900	27,800
Proceeds from merger/reorganization	—	6,965,500
Payment of merger cost	—	(762,000)
Payments on notes payable and lines of credit	—	(4,425,800)
Payment on capital lease obligation	(119,600)	(159,200)

Net Cash Provided By Financing Activities	52,300	1,646,300

Effect of exchange rate changes	3,300	—
Net (Decrease) Increase in Cash and Cash Equivalents	(515,200)	2,771,000
Cash and Cash Equivalents, beginning of period	7,193,500	3,742,600

Cash and Cash Equivalents, end of period	$6,678,300	$6,513,600

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income taxes	$1,543,300	$242,700
Interest	$21,700	$110,200
Noncash Investing and Financing Activities:
Warrants issued for services	$330,600	$—
Capital leases entered into for equipment	$—	$340,900

(See accompanying notes to condensed consolidated financial statements)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – The Company

We are a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical detection monitors and networks for homeland security and industrial applications. In addition, we offer a full line of portable single-sensor chemical and radiation detection products. Our technologically advanced products are based on proprietary technology, and include portable, wireless and fixed atmospheric monitors and photo-ionization sensors, and gamma and neutron detectors. Our products enable the military and first responders such as firefighters, law enforcement and other emergency management personnel to detect and provide early warning of weapons of mass destruction and other hazardous materials. Industrial applications include the detection of toxic industrial chemicals, volatile organic compounds and petrochemicals.

We were founded in 1991 to develop technologies for the detection and early warning of hazardous materials. We have a broad patent portfolio consisting of 18 issued and pending patents that are the basis for many of our products. For example, our patented photo-ionization detector technology allows our products to rapidly and reliably indicate many toxic chemicals and vapors in the part-per-billion range readings. In 1994, we expanded our operations into Shanghai, China, giving us access to high-quality, cost-efficient manufacturing and world-class research capabilities.

Our products are used by many U.S. government agencies, including the Department of Homeland Security, the Department of Justice, and the Department of State, as well as all branches of the U.S. military, and by numerous city and state agencies. Our end users also include many of the world’s leading corporations in the airline, automotive, computer and oil industries. Our products are used in civilian and government atmospheric monitoring programs in over 50 countries. Several government agencies and departments have standardized their programs based on our products for hazardous materials incident response.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of RAE Systems Inc. and its subsidiaries as described below. RAE owns 100% of RAE Systems Europe ApS (“RAE Europe”) and RAE Systems (Asia) Limited (“RAE Asia”). RAE Europe is a Denmark corporation which distributes and provides services for RAE’s products in Europe, Australia and New Zealand, and throughout the Middle East. RAE Asia is a Hong Kong holding company. RAE Asia owns (i) 100% of RAE Systems Shanghai Incorporated (“RAE Shanghai”), formerly known as Wa-RAE Science Instruments, Ltd, (ii) 100% of RAE Systems Hong Kong Limited (“RAE Hong Kong”), and (iii) 36% of REnex Technology Ltd (“REnex”). RAE Shanghai, which is incorporated in Jiading, Shanghai, designs and manufactures RAE’s products for final assembly and testing in the United States. RAE Hong Kong distributes and provides services for RAE’s products in Asia and the Pacific Rim.

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

Earnings Per Share

The Company applies the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common share amounts in loss periods. Incremental shares attributable to the assumed exercise of 6,380,654 and 6,363,017 options and warrants have increased the diluted shares outstanding by 4,566,384 and 3,995,622, respectively, for the three-month and nine-month period ended September 30, 2003. Warrants and options outstanding to purchase 4,204,449 shares at exercise prices between $3.15 per share and $248.80 per share and warrants and options to purchase 4,222,086 shares at exercise prices between $2.61 per share and $248.80 per share were not included in the computation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2003, respectively.

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

The Company generally provides a one to three year limited warranty on its products and establishes the estimated costs of fulfilling these warranty obligations at the time the related revenue is recorded. Historically, warranty costs have been insignificant. If the Company were to experience an increase in warranty claims compared to its historical experience, or costs of servicing warranty claims were greater than expectations on which the warranty reserve has been based, RAE’s operating results could be adversely affected.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148). This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Further, SFAS 148 amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Effective January 1, 2003, the Company elected to adopt the fair value recognition provisions of SFAS 123 for stock-based employee compensation under the modified prospective method as provided for in SFAS 148. The effects of the adoption of SFAS 123 in accordance with SFAS 148 are reflected in the

Company’s interim financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of this Interpretation did not have a material impact on the Company’s financial position or results of operations.

Note 3 – Commitments and Contingencies

Royalty

Commencing January 1, 2001 and continuing through December 31, 2009, the Company is required to pay Dragerwerk a royalty equal to 7.5% of net sales of certain licensed products relating to U.S. Patent No. 5,654,498 issued August 5, 1997 and entitled “Device for the Selective Detection of a Component in a Gas Mixture”, manufactured or imported for sale by or for the Company in the United States. During the three-month and nine-month periods ended September 30, 2003 and 2002, the Company incurred royalty expenses of $9,900 and $13,200, and $47,900 and $32,300, respectively.

Litigation

The Company is engaged in various ongoing legal proceedings incidental to its normal business activities. The Company is unable, however, to predict the outcome of these matters, or reasonably estimate a range of possible losses given the current status of the litigation.

Note 4 – Stock Based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123 for stock-based compensation under the modified prospective method as provided for in SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS 123 been applied to all awards granted. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$724,800	$360,300	$2,294,600	$(9,835,900)

Add: Stock-based employee compensation included in reported net income, net of related tax effects	216,600	(270,400)	496,900	592,400
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(216,600)	217,000	(496,900)	(752,600)

Pro forma net income (loss)	724,800	306,900	2,294,600	(9,996,100)

Basic earnings (loss) per share:
As reported	0.02	0.01	0.05	(0.26)
Pro forma	0.02	0.01	0.05	(0.26)
Diluted earnings (loss) per share:
As reported	0.01	0.01	0.05	(0.26)
Pro forma	0.01	0.01	0.05	(0.26)

Note 5 – Warranty Reserve

Product warranty liabilities are provided for as described in Note 2 to these condensed consolidated financial statements. Following is a summary of the changes in these liabilities during the quarters and nine-month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Provision for product sold during period	$128,400	$105,600	$227,000	$161,200
Adjustment of prior period provision		(105,600)	42,600	(161,200)
Claims paid during the period	(88,700)	—	(118,700)	—

Net increase (decrease) in liability	39,700	—	150,900	—
Balance beginning of period	317,000	111,200	205,800	111,200

Balance, end of period	$356,700	$111,200	$356,700	$111,200

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS – Quarter ended September 30, 2003

Net Sales. Net sales increased from $5.9 million for the quarter ended September 30, 2002 to $8.0 million for the quarter ended September 30, 2003, an increase of 35.8%. This increase was due to a significant increase in government sales, particularly for homeland security applications where we recognized a significant increase in sales of our MultiRAE product and our AreaRAE mobile sensor networks. We also experienced increased sales in Asia for indoor air quality applications.

Cost of Sales. Cost of sales increased from $2.4 million for the quarter ended September 30, 2002 to $3.3 million for the quarter ended September 30, 2003, an increase of 36.7%. Gross margins increased from $3.5 million, or 59.1% of revenue, for the quarter ended September 30, 2002 to $4.7 million, or 58.8% of revenue, for the quarter ended September 30, 2003. The increase in the cost of sales and gross margins were primarily the result of an increase in sales volume.

Sales and Marketing. Sales and marketing expenses increased from $1.4 million for the quarter ended September 30, 2002 to $1.7 million for the quarter ended September 30, 2003, an increase of 17.4%. Our sales and marketing cost increased in the United States as a result of increases in advertising and tradeshow expenses of $97,600 to support our homeland defense position, our mobile sensor network solution, and to launch our new suite of radiation detectors. We increased our infrastructure overseas by $110,500 to support the anticipated sales growth in Europe and Asia.

Research and Development. Research and development expenses decreased slightly from $741,600 for the quarter ended September 30, 2002 to $716,900 for the quarter ended September 30, 2003. With our existing resources, we are developing a monitor that combines radiological and chemical sensors in a single unit, prototyping a solution for cargo container security and inventory tracking, and adding to our line of consumable products.

General and Administrative. General and administrative expenses increased from $515,000 for the quarter ended September 30, 2002 to $1.3 million for the quarter ended September 30. Due to the adoption of the fair value recognition provisions of SFAS 123 for stock-based employee compensation, effective January 1, 2003, under the modified prospective method as provided for in SFAS 148, we incurred a non-cash fair value accounting charge of $216,600 in connection with our outstanding options under our 1993 and 2002 stock option plans in the quarter ended September 30, 2003 as compared to a net non-cash variable accounting credit of $270,400 in the same period of 2002. For the quarter ended September 30, 2003 we also incurred AMEX listing fee expenses of $65,000, and accrued management incentives of $137,500.

Legal Fees and Settlement Costs. Legal fees and settlement costs decreased from $331,100 for the quarter ended September 30, 2002 to $39,500 for the quarter ended September 30, 2003. The decrease was primarily due to the settlement of certain lawsuits.

Other Income (Expense), net. Other Expense, net for the three-month period ended September 30, 2002 was $59,200. For the same period in 2003, we had Other Expenses, net of $100,400, a difference of $41,200. Other Expenses, net for the three-month periods ended September 30, 2003 and 2002 consisted primarily of equity in loss of unconsolidated affiliate in the amount of $65,000 and $77,800, respectively.

Income Taxes. For the quarters ended September 30, 2002 and 2003, we recognized tax expenses of $28,600 and $140,500, respectively.

Net Income (Loss). Net income for the quarter ended September 30, 2002 was $360,300. For the same period in 2003, we had net income of $724,800. The net income for the quarter ended September 30, 2003 was primarily the result of an increase in sales, particularly for homeland security, where we realized significant increases in sales of our MultiRAE product and our AreaRAE mobile sensor networks. We also experienced increased sales in Asia for indoor air quality applications. The increase in net income was partially offset by an increase in sales and marketing expenses, and an increase in non-cash fair value accounting charges.

RESULTS OF OPERATIONS – Nine Month Period Ended September 30, 2003

Net Sales. Net sales increased from $15.6 million for the nine-month period ended September 30, 2002 to $22.8 million for the nine-month period ended September 30, 2003, an increase of 46.1%. This increase was due to a significant increase in government sales, particularly for homeland security applications where we recognized a significant increase in sales of our MultiRAE and MiniRAE 2000 products, and AreaRAE mobile sensor networks. We also experienced a substantial increase in Asia for indoor air quality applications. Additionally, we recognized growth in our confined space entry products and our consumable and radiation products.

Cost of Sales. Cost of sales increased from $6.6 million for the nine-month period ended September 30, 2002 to $8.8 million for the nine-month period ended September 30, 2003, an increase of 34.0%. This increase was primarily due to an increase in the sales volume. Gross margins increased from $9.0 million, or 57.8% of revenue, for the nine-month period ended September 30, 2002 to $14.0 million, or 61.3% of revenue, for the nine-month period ended September 30, 2003. The gross margin increased due to production efficiencies resulting from the increase in sales volume as well as our product mix, specifically the growth in our systems sales, which have higher sales margins. Our cost of materials decreased slightly during this period as a result of favorable price variances and adjustments to our inventory reserve to reflect historical obsolescence. This decrease in inventory reserves had a positive impact on our gross margin.

Sales and Marketing. Sales and marketing expenses increased from $4.0 million for the nine-month period ended September 30, 2002 to $5.1 million for the nine-month period ended September 30, 2003, an increase of 27.5%. We realized an increase in the sales and marketing cost resulting from an increase in our tradeshow and advertising presence to support our homeland defense position, our mobile sensor network solution, and our suite of radiation detectors. Our expenses increased overseas by $190,900 to build the infrastructure to support anticipated growth in Europe and Asia.

Research and Development. Research and development expenses increased from $1.9 million for the nine-month period ended September 30, 2002 to $2.2 million for the nine-month period ended September 30, 2003, an increase of 12.0%. The increase in research and development expenses of $233,000 was primarily the result of an increase in headcount to support the development of a monitor that combines radiological and chemical sensors in a single unit, the development of a solution for cargo container security and inventory tracking, and the further development of our line of consumable products.

General and Administrative. General and administrative expenses increased from $3.3 million for the nine-month period ended September 30, 2002 to $3.6 million for the nine-month period ended September 30, 2003, an increase of 9.6%. This increase was due to accrued management incentives of $412,500 and the payment of an AMEX listing fee of $65,000. These were partially offset by the adoption of the fair value recognition provisions of SFAS 123 for stock-based employee compensation, effective January 1, 2003, under the modified prospective method as provided for in SFAS 148. We incurred a non-cash fair value accounting charge of $496,900 in connection with our outstanding options under our 1993 and 2002 stock option plans in the nine-month period ended September 30, 2003 as compared to a non-cash compensation charge of $752,600 in the same period of 2002.

Legal Fees and Settlement Costs. Legal fees and settlement costs decreased from $575,100 for the nine-month period ended September 30, 2002 to $130,000 for the nine-month period ended September 30, 2003. This was primarily due to the settlement of certain lawsuits.

Merger Costs. We incurred non-cash merger costs of $8.7 million for the nine-month period ended September 30, 2002 in connection with our merger transaction with Nettaxi.com. These costs were not a factor for the nine-month period ended September 30, 2003.

Other Income (Expense), net. Other Expense, net for the nine-month period ended September 30, 2002 was $263,800. For the same period in 2003, we had Other Expenses, net of $208,000, a difference of $55,800. We recognized a decrease in interest expense due to the payment of outstanding loans, partially offset by a decrease in interest income. Other Expenses, net for the nine-month periods ended September 30, 2003 and 2002 consisted primarily of equity in loss of unconsolidated affiliate in the amount of $198,100 and $198,400, respectively.

Income Taxes. For the nine-month periods ended September 30, 2002 and 2003, we recognized tax expenses of $36,400 and $450,000, respectively. The tax expenses relating to the nine months ended September 30, 2003, consisted of a provision of $898,500 relating to the pre-tax income, reduced by $448,500 relating to the settlement with the Internal Revenue Service of certain outstanding tax assessments originating in prior years.

Net Income (Loss). Net loss for the nine-month period ended September 30, 2002 was $9.8 million, of which $9.4 million was attributable to non-cash accounting charges resulting from our merger with Nettaxi.com. For the same period in 2003, we had net income of $2.3 million. The increase primarily resulted from an increase in sales to our government customers, an increase in the sales of our flagship products with higher margins, and a decrease in our legal expenses due to the settlement of certain lawsuits. The increase was partially offset by an increase in sales and marketing expenses, particularly advertising and direct mail, and an increase in general and administrative expenses resulting from the accrual of management incentives.

Liquidity and Capital Resources

To date, we have financed our operations primarily through bank borrowings, revenues from operations and proceeds of issuances of equity securities. As of September 30, 2003, we had $6.7 million in cash and cash equivalents. At September 30, 2003, we had $12.0 million of working capital (the excess of current assets over current liabilities) and had a current ratio of 3.6 to 1.0. We also have a $3 million line of credit for future growth expansion.

Net cash used by operating activities for the nine months ended September 30, 2003 was $86,200, as compared with net cash provided by operating activities of $451,000 for the nine months ended September 30, 2002. The unfavorable effects on operating cash flows is due primarily to changes in operating assets and liabilities, specifically accounts receivable of $2.3 million, income taxes payable of $1.1 million, and inventories of $613,400. These were partially offset by net income of $2.3 million, depreciation and amortization of $637,500, and compensation expense under fair value accounting of $496,900.

Net cash provided by investing activities for the nine months ended September 30, 2002 was $673,700, as compared with net cash used in investing activities of $484,600 for the nine months ended September 30, 2003. Net cash provided by investing activities in the nine months ended September 30, 2002 was primarily due to the release of the restricted cash of $3 million resulting from having paid off our lines of credit. Cash used in investing activities in the nine months ended September 30, 2003 consisted primarily of acquisition of property and equipment in the amount of $416,300.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $52,300 as compared with $1.6 million for the nine months ended September 30, 2002. Cash provided by financing activities for the nine months ended September 30, 2003 was primarily the result of the issuance of common stock of $171,900 which was offset by payments on capital lease obligations of $119,600. Cash provided by financing activities for the nine month period ended September 30, 2002 consisted primarily of net proceeds from our merger with Nettaxi.com of $6.2 million, partially offset by payments on notes payable and lines of credit of $4.4 million.

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

Contractual Cash Obligations

The following table quantifies our future contractual obligations as of September 30, 2003:

	Total	2003	2004	2005	2006	2007	Thereafter
Contractual Obligations:
Operating Leases	$3,238,200	$493,700	$508,800	$488,700	$420,200	$396,300	$930,500
Capital Leases	$285,600	$178,400	$107,400	$—	$—	$—	$—

Total	$3,523,800	$672,100	$616,000	$488,700	$420,200	$396,300	$930,500

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion analyzes our disclosure to market risk related to concentration of credit risk, changes in interest rates and foreign currency exchange rates.

CONCENTRATION OF CREDIT RISK

Currently, we have cash and cash equivalents deposited with two large United States financial institutions, one large Hong Kong financial institution, two large Shanghai financial institutions, and one large Danish financial institution. Our deposits may exceed the amount of insurance available to cover such deposits. To date, we have not experienced any losses of deposit of cash and cash equivalents. Management regularly reviews our deposit amounts and the credit worthiness of the financial institution which holds our deposits.

INTEREST RATE RISK

As of September 30, 2003, we had cash and cash equivalents of $6.7 million consisting of cash and highly liquid short-term investments. The impact of interest rate fluctuations was immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

FOREIGN CURRENCY EXCHANGE RATE RISK

To date, substantially all of our recognized revenue has been denominated in United States dollars and generated primarily from customers in the United States, and our exposure to foreign currency exchange rates has been immaterial. As sales to our international customers increase, our operating results may become subject to significant fluctuations based upon changes in exchange rates of specific currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, any fluctuation in the value of the United States dollar relative to foreign currencies could affect our competitive position in the international markets. Although we would continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Factors that May Affect Future Results

Investing in our securities involves a high degree of risk. You should consider the following risk factors, as well as other information contained or incorporated by reference in any other filings we make with the Securities and Exchange Commission, before making an investment decision with respect to our securities. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks occur, our business could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our securities.

Our future revenues are unpredictable, our operating results are likely to fluctuate from quarter to quarter, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include significant shortfalls in revenue relative to our planned expenditures, market acceptance of our products, ongoing product development and production, competitive pressures and customer retention.

It is likely that in some future quarters our operating results may fall below the expectations of investors. In this event, the trading price of our common stock could significantly decline.

The market for gas detection monitoring devices is highly competitive, and if we cannot compete effectively, our business may be harmed.

The market for gas detection monitoring devices is highly competitive and we expect the emerging wireless gas monitoring system market to be equally competitive. Competitors in the gas monitoring industry differentiate themselves on the basis of their technology, quality of product and service offerings, cost and time to market. Our primary competitors include Industrial Scientific Corporation, Mine Safety Appliances Company, BW Technologies, Ion Science, PerkinElmer, Inc., Draeger Safety Inc., Gastec Corporation and Bacou-Dalloz Group. Most of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than us. In addition, some of our competitors may be able to:

•	devote greater resources to marketing and promotional campaigns;
•	adopt more aggressive pricing policies; or
•	devote more resources to technology and systems development.

In light of these factors, we may be unable to compete successfully.

We might not be successful in the development or introduction of new products and services in a timely and effective manner.

Our revenue growth is dependent on the timely introduction of new products to market. We may be unsuccessful in identifying new product and service opportunities or in developing or marketing new products and services in a timely or cost-effective manner. In addition, while our current technology enables us to create products targeted to address the evolving market, we are unable to foresee whether we will continue to have the necessary technology in the future. In developing new products, we may be required to make significant investments before we can determine the commercial viability of the new product. If we fail to accurately foresee our customers’ needs and future activities, we may invest heavily in research and development of products that do not lead to significant sales.

We have recently expanded our current business of providing gas detection instruments to include radiation detection and wireless systems for local and remote security monitoring. While we perceive a large market for such products, the radiation detection and wireless systems markets are still evolving, and we have little basis to assess the demand for these products and services or to evaluate whether our products and services will be accepted by the market. If our radiation detection products and wireless products and services do not gain broad market acceptance or if we do not continue to maintain the necessary technology, our business and results of operations will be harmed.

In addition, compliance with safety regulations, specifically the need to obtain regulatory approvals in certain jurisdictions, could delay the introduction of new products by us. As a result, we may experience delays in realizing revenues from our new products.

We may not be successful in promoting and developing our brand, which could prevent us from remaining competitive.

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

Our business is subject to risks associated with conducting business internationally.

A significant portion of our products and components are manufactured at our facility in Shanghai, China. Our business is subject to risks normally associated with conducting business outside the United States, such as foreign government regulations, changes in environmental laws, nation-specific or region-specific certifications, political unrest, disruptions or delays in shipments, fluctuations in foreign currency exchange rates and changes in the economic conditions in the countries in which our raw materials suppliers, service providers, and customers are located. Our business may also be adversely affected by the imposition of additional trade restrictions related to imported products, including quotas, duties, taxes and other charges or restrictions. If any of the foregoing factors were to render the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources were to cease doing business with us for any reason, or if our ability to transfer products between China and other regions of the world were impeded, our business and results of operations could be adversely affected.

We may be unable to adequately protect our intellectual property rights.

We regard our intellectual property as critical to our success. We rely on a combination of patent, trademark, copyright, trade secret laws and non-disclosure agreements and confidentiality procedures to protect our proprietary rights. Notwithstanding these laws, we may be unsuccessful in protecting our intellectual property rights or in obtaining patents or registered trademarks for which we apply. Our ability to compete is affected by our ability to protect our intellectual property rights. Although processes are in place to protect our intellectual property rights, we cannot guarantee that these procedures are adequate to prevent misappropriation of our current technology or that our competitors will not develop technology that is similar to our own. In addition, if we lose the licensing rights to a patented or other proprietary technology, we may need to stop selling products incorporating that technology and possibly other products, redesign our products or lose a competitive advantage. We cannot ensure that our future patent applications will be approved or that our current patents will not be challenged by third parties. Furthermore, we cannot ensure that, if challenged, our patents will be found to be valid and enforceable.

Any litigation relating to our intellectual property rights could, regardless of the outcome, have a material adverse impact on our business and results of operations.

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

Some of our products may be subject to product liability claims.

Although we believe that our exposure to third-party products liability claims has been minimized, there can be no assurance that we will not be subject to third-party claims in connection with our products or that any indemnification or insurance available to us will be adequate to protect us from liability. A product liability claim, product recall or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, could have a material adverse effect on our business and results of operations.

We depend on our distributors.

We derive approximately 90% of our revenues via our sales distribution channels, and therefore are dependent on our distributors. Should a significant group of our distributors experience financial difficulties or become unwilling to promote and sell our products for any reason, our business and results of operations could be materially harmed.

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

We own approximately 36 percent of REnex Technology Ltd., a wireless systems company still in the research and development stage, and which to date has not generated any revenues. We are required to incorporate our share of its expenses as losses in our Consolidated Statements of Operations. If REnex does not begin to generate revenues at the level we anticipate or otherwise incurs greater losses, we could incur greater losses than we anticipate and our results of operations will suffer.

The adoption of the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation as provided for in SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123 will have a significant impact on our financial statements.

In connection with our merger with Nettaxi.com, certain options under our 1993 Stock Plan became subject to variable accounting in accordance with FASB Interpretation No. 44 (FIN 44). To eliminate the variable effects of such accounting treatment, we have adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation, effective January 1, 2003, under the modified prospective method as provided for in SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123. These fair value recognition provisions generally result in stock-based compensation charges for options granted under our 1993 and 2002 stock option plans. While our interim financial statements herein for the quarter and the nine-month period ended September 30, 2003 reflect a non-cash compensation charge related to options of $216,600 and $496,900, respectively, these charges may increase significantly depending on the number of options granted in the future and, to a lesser extent, upon the volatility of our stock and the life of such options.

Future sales of our common stock by existing stockholders could adversely affect our stock price.

Sales of substantial amounts of our common stock in the public market in the future could reduce the prevailing market prices for our common stock. Because approximately 50.8% of our common stock is beneficially owned by our officers and directors, future sales of large positions by the holders of such shares could adversely affect the trading price of our common stock. Specifically, we have filed a registration statement on Form S-3 with the SEC, which, when declared effective, will facilitate sales by two of our officers, Robert I. Chen and Peter Hsi, of up to 1,800,000 shares of our common stock. These sales, or the perception that these sales could occur, could adversely impact trading price of our common stock.

Our business could suffer if we lose the services of any of our executive officers.

Our future success depends to a significant extent on the continued service of our executive officers, including Robert I. Chen, Joseph Ng, Peter Hsi and Hong Tao Sun. We have no employment agreements with any of these officers. The loss of the services of any of our executive officers could harm our business.

Our officers, directors and principal stockholders beneficially own approximately 50.8% of our common stock and, accordingly, may exert substantial influence over the company.

Our executive officers and directors and principal stockholders, in the aggregate, beneficially own approximately 50.8% of our common stock. These stockholders acting together have the ability to control all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination, and may substantially reduce the marketability of our common stock.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

(1) On August 28, 2003, we filed a report on Form 8-K with the Securities and Exchange Commission including a press release announcing the approval for the listing of RAE Systems common stock on the American Stock Exchange.

(2) On August 4, 2003, we furnished a report on Form 8-K/A with the Securities and Exchange Commission including our amended earnings release for the quarter ended June 30, 2003 and a transcript of a conference call conducted on July 30, 2003 to discuss our results of operations.

(3) On July 30, 2003, we furnished a report on Form 8-K with the Securities and Exchange Commission including our earnings release for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 29, 2003.

RAE SYSTEMS INC.

By:	/s/ Joseph Ng
Joseph Ng Chief Financial Officer and Vice President, Business Development

EXHIBIT INDEX

31	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002