Form 10-K
period 2003-12-31
RAE SYSTEMS INC
filed 2004-03-23
CIK 1084876

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 001-31783

RAE Systems Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	77-0588488 (I.R.S. Employer Identification No.)
1339 Moffett Park Drive Sunnyvale, California 94089 (Address of principal executive offices)
Registrant's telephone number, including area code: 408-752-0723

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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

        As of March 12, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $59,887,851.29, based upon the closing sale price of $1.77 on the OTC Bulletin Board on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter. As of the close of business on March 12, 2004, the number of shares of registrant's Common Stock outstanding was 55,476,122.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company's 2004 Annual Meeting of Stockholders—
Part III of this Form 10-K.

PART 1

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like "believe," "anticipate," "expect," and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revisions or update to these forward- looking statements. Readers should carefully review the risk factors described herein and in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we file for the fiscal year 2004.

ITEM 1.    BUSINESS.

        We are a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical detection monitors and networks for homeland security and industrial applications. In addition, we offer a full line of portable single-sensor chemical and radiation detection products. Our technologically advanced products are based on proprietary technology, and include portable, wireless and fixed atmospheric monitors and photo-ionization detectors, and gamma and neutron detectors. Our products enable the military and first responders such as firefighters, law enforcement and other emergency management personnel to detect and provide early warning of weapons of mass destruction and other hazardous materials. Industrial applications include the detection of toxic industrial chemicals, volatile organic compounds and petrochemicals.

        We were founded in 1991 to develop technologies for the detection and early warning of hazardous materials. We have a broad patent portfolio consisting of 18 issued and pending patents that are the basis for many of our products. For example, our patented photo-ionization detector technology allows our products to rapidly and reliably indicate many toxic chemicals and vapors in the part-per-billion range readings. In 1994, we expanded our operations into Shanghai, China, giving us access to high-quality, cost-efficient manufacturing and world-class research capabilities. In April 2002, we completed a reverse merger by which we became a publicly-traded Delaware corporation.

        Our products are used by many U.S. government agencies, including the Department of Homeland Security, the Department of Justice, and the Department of State, as well as all branches of the U.S. military, and by numerous city and state agencies. Our end users also include many of the world's leading corporations in the airline, automotive, computer and oil industries. Our products are used in civilian and government atmospheric monitoring programs in over 50 countries. Several government agencies and departments have standardized their programs based on our products for hazardous materials incident response.

Industry Background

        The market for our products has evolved from being strictly focused on environmental and industrial monitoring to now encompassing public safety and the threat of terrorism. The increasing concerns about domestic terrorist attacks in the United States as well as the increasing risks of unconventional methods of attack using chemical or radiological agents has created the need for technologically advanced, hazardous material detection devices to address the vulnerability of public venues to such attacks. In response to such risks, the U.S. Congress has authorized a fiscal year 2003 federal budget of $33.6 billion for the Department of Homeland Security.

        The need for sophisticated monitoring has been most apparent for emergency response personnel, who are typically the first to arrive on the scene. To date, most first responders have not been trained for and have not carried chemical and radiological detection equipment to detect harmful agents, preventing them from recognizing a potentially lethal situation. We believe first responders need a suite of products that provide a practical, comprehensive solution to protect them from this danger. The following features are important to this solution:

  •
  portability for easy transport;

  •
  rapid deployment for emergency response;

  •
  fast and reliable detection of a broad array of chemicals;

  •
  an open system architecture that allows networking among multiple detectors; and

  •
  wireless networking for monitoring from remote locations.

        To address these and other shortcomings, the President's budget authorizes in excess of $2.0 billion to better train, equip and support the over 1.7 million firefighters, police officers and emergency medical technicians in the United States. We believe that a significant portion of this amount will be spent for chemical and/or radiological detection products and services.

        The same equipment capabilities that are necessary to support first responders are also necessary to address other areas where there are increasing demands for chemical and radiation detection. For example, the United States is focused on maintaining the security of its ports, and this security is dependent upon effective cargo container security and monitoring measures being efficiently applied in order to thwart the introduction of hazardous chemical and radiological devices into the country. The United States alone receives approximately six million loaded containers per year in its 361 seaports. Similarly, indoor air quality and security is a key issue for both the industrial and environmental industries. With harmful toxic industrial chemicals creating a potentially dangerous work environment for employees as well as risks of terrorist attacks against public and private buildings through airborne chemical and radiological agents, a need exists for the constant monitoring of air quality.

        While attention has shifted primarily to public safety and the threat of terrorism, the market for our products remains active in the more traditional fields of environmental and industrial monitoring. The continued application of our products in these established markets stems from the dependence of numerous key industries on sensors since they provide vital information that can affect worker safety, products, processes, and systems. According to The Freedonia Group, the overall demand for gas and chemical sensors in the U.S. is expected to reach 61 million units by 2006, up from 43 million in 2001, a compounded annual growth rate of 7.2%. A few examples of the prevalent need for monitoring in the environmental and industrial industries include:

  •
  chemicals and manufacturing (process control);

  •
  municipal and volunteer fire departments (arson investigations);

  •
  petroleum (leaks and explosive vapors);

  •
  transportation (airplane wing tank entry); and

  •
  hazardous materials clean-up (environmental remediation).

Our Strengths

        We have a comprehensive product portfolio.    Our broad portfolio of portable, rapidly-deployable and rugged products consists of atmospheric monitors, photo-ionization detectors, radiation detectors, gas detection tubes, sampling pumps and security monitoring devices. Our products incorporate a broad array of sensors available in the industry today, with the ability to detect over 300 chemicals. Based upon our familiarity with the market and our competition, we believe that we offer the only products with multiple sensors that can be joined in a wireless network and monitored from a base location.

        We are a technological leader in the industry.    We have a history of being the first to market in the industry. For example, in 1994, we introduced the world's smallest portable photo-ionization detection monitor; in 1996, we were the first to introduce a multi-sensor chemical detection product; and in 2001, we were the first to introduce a wireless network of chemical sensors. In addition, we expect to be the first to introduce a monitor with a combination of radiological and chemical sensors in a single unit. We believe our expertise and knowledge of current and future standards for monitoring sensors through wired and wireless delivery platforms will allow us to continue to be an industry leader in developing the most appropriate design architecture for modular systems that can be quickly and efficiently reconfigured as the mission requirements dictate.

        We have an established customer base.    We have an impressive list of customers and end users across many governmental entities and industries that we support with our array of products and solutions. They have been used extensively in high-profile events such as the Salt Lake City Olympics, the Super Bowl, the U.S. Open golf tournament and the Major League Baseball All-Star game. In addition, our equipment has been utilized to monitor the indoor air quality and security of such high value installations as Soldier Field in Chicago and the HSBC Arena in Buffalo. We believe that use of our products by early adopters in high-profile events has led to incremental sales and customer penetration.

        We have state-of-the-art, cost-efficient manufacturing.    We have a state-of-the-art, cost-efficient manufacturing facility in Shanghai, China that is currently producing the majority of our shipped products. We believe that our facility will allow a significant scaling of production to both meet the needs for and allow us to leverage future growth.

        We have strong research, development and engineering capabilities.    We have assembled a leading team of research, development and engineering scientists consisting of 55 people, of which approximately 16% hold doctorate degrees. In addition, we are engaged in a collaborative effort with Shanghai University, which is known for its research depth in the electronics engineering, telecommunications and material science fields. This collaboration has enabled rapid, cost-efficient and high return research, development and engineering activities, including new instrument development and state-of-the-art sensor technologies.

Our Strategy

        Since our inception, we have focused on becoming a leader in the development of hazardous materials detection monitoring devices. We intend to maintain this focus by pursuing the following strategies:

        Aggressively Pursue the Homeland Security Market.    The heightened concerns about domestic terrorist attacks in the United States triggered by recent events led to the creation of the Department of Homeland Security as well as the allocation of billions of dollars of the federal budget to counter these threats. In addition, many state and local government agencies also have committed resources to combat the threat of such attacks. As our products already address many of the needs of these governmental agencies, we intend to capitalize and become a leading provider in this growing market.

        Aggressively Pursue the Rapidly Expanding Network Detection Market.    We believe the market for network detection devices is growing rapidly as a result of reduced costs, increased safety and greater advanced warning that remote detection over a wide coverage area offers. Our unique combination of wireless and sensor technology is ideally positioned to satisfy this growing demand from our customer base. Our current network products enable data to be transmitted from remote locations in the field to a base station located up to two miles from the site of the detector, and can also be hosted via the Internet. For example, in May 2003, the Department of Homeland Security sponsored a simulated chemical/radiological attack in Seattle where our AreaRAE solution was used to transmit data over the emergency response network to a command and control center in Virginia.

        Continue to Develop New Products and Solutions.    We intend to continue to develop products and solutions based on our patented technology and ongoing research and development that are a compelling value proposition. A number of our hazardous material detection devices have been first to the market, and we continue to demonstrate our ability to innovate by being the first to combine radiation and chemical detection in a wireless network device which we introduced in October 2003. The product is expected to be ready for customer delivery in May 2004.

        Expand the Applications for Which Our Products Can Be Used.    We intend to leverage our core technologies across a number of new applications and industries as the benefits of atmospheric hazard detection become more widely recognized. Through our marketing efforts, we are continually increasing our presence within and across markets and educating potential customers about the benefits of our products. For example, we plan to introduce our wireless sensors in cargo container security and monitoring products to improve safety and operational efficiencies.

        Leverage Our Cost-Efficient Infrastructure.    We have significant additional capacity in our state-of-the-art manufacturing facility in Shanghai, China. As we continue to grow our business, we expect to realize manufacturing efficiencies, thereby reducing per unit costs. In addition, we expect to benefit from significant savings by complementing our research and development cost capabilities at our headquarters in Sunnyvale, California with more cost-efficient intellectual capital available in China.

        Selectively Pursue Acquisitions, Joint Ventures and Licensing Agreements.    We will continue to pursue acquisitions, joint ventures and licensing agreements in order to more rapidly and effectively develop new technology. We are confident in our ability to continue to develop state-of-the-art technology; however, we also believe that the industry is very fragmented and there exists a considerable opportunity to acquire new technologies and processes to further broaden and complement our product offerings.

TECHNOLOGY

        Our main strengths are in the development of sensor and measurement technology and integrated wireless technology. As an instrument manufacturer, we have differentiated ourselves from our competition by developing a broad array of specific chemical sensors, including an array of gas detectors and photo-ionization detectors.

Sensor and Measurement Technology

        Our products are based on a broad array of proprietary and patented gas and chemical sensors. We design and manufacture the following sensors:

  •
  Photo-ionization detectors for the measurement of volatile organic compounds, highly toxic chemical warfare agents, and toxic industrial chemicals;

  •
  Catalytic bead pellistors for the measurement of combustible gas;

  •
  Non-dispersive infrared sensors for the measurement of carbon dioxide and hydrocarbons; and

  •
  Electro-mechanical sensors for the measurement of toxic gases such as carbon monoxide.

        We believe that our main competitive advantage is our proprietary photo-ionization technology. Photo-ionization detectors use ultraviolet light to break up the molecules of the substances being detected into charged fragments or "ions." This produces a flow of electrical current proportional to the concentration of contaminant. Our patented photo-ionization detector technology enables dependable, linear, part-per-billion range readings for many toxic gases and vapors. Photo-ionization detection is particularly suited to the detection of the highly toxic, long-chain, low vapor pressure volatile organic compounds associated with many toxic industrial chemicals and chemical warfare agents.

Integrated Wireless Technology

        In 1999, anticipating the emergence of robust wireless networks, we began to develop wireless capabilities for our gas monitoring instruments that enable them to detect gas from remote locations. In 2000, we introduced the AreaRAE, a wireless-enabled gas detector, which allows for the real-time transmission of monitoring information from a base station located up to two miles away from the detectors. The AreaRAE enables HazMat teams, firefighters, law enforcement officials and other emergency management personnel users to remain a safe distance away from toxins, flames and explosives. The AreaRAE incorporates technologies such as global positioning system and geographic information system capabilities to create situational awareness for decision makers located in a central command and control location. In addition, the AreaRAE can be made to interface with the Internet, making our measurements available from virtually any location with Internet access. We intend to further enhance our products to include video or imaging capabilities that will enable security monitoring.

        In addition, we own approximately 36% of REnex, a wireless systems company still in the research and development stage. REnex is targeting to develop wireless high-powered modem technology, which we believe we will be able to use in our wireless products.

Radiation Technology

        Depending on application needs and market price point requirements, we develop and/or license the appropriate radiation technologies. Through licensing arrangements and internal development, we have acquired alpha, gamma and neutron particle detection technologies and products. These are highly sensitive instruments capable of detecting low levels of radiation on a real time basis which makes them ideal for border control applications. This is in contrast to dosimeters, which are used in nuclear plants to protect personnel from long-term radiation exposure.

        Our scintillating crystal-based sensors detect low levels of radiation and are ideal for detecting illicit trafficking of radiological material. Our cost-efficient, low-power consumption devices enable us to address low-maintenance, long-term stability requirements in both the cargo container security and indoor air quality/security markets.

PRODUCTS

        We manufacture technologically advanced portable single and multiple sensor atmospheric monitors, integrated systems, photo-ionization detectors, indoor air quality and security monitors, gas detection tubes and sampling pumps. Our products are described in detail below:

Product	Description	Application
Integrated Systems
AreaRAE	Wireless, multi-channel, integrated gas detection systems	• HazMat and emergency response • Confined space entry • Plant turnarounds • Venue protection • Oil platform protection
Photo-ionization Detection
MiniRAE 2000	Most versatile handheld volatile organic compound monitor on the market with sensitivity range of 0 - 10,000 part-per-million	• Confined space entry • Emergency response to hazardous spills • Environmental remediation • Soil remediation
UltraRAE	Combines vapor separation tubes and photo-ionization detection into compound-specific monitor	• Military • Crude oil production, pipelines • Transportation of HazMats • Refineries • Plant turnarounds
ppbRAE	Most sensitive hand-held photo-ionization detection monitor in the world capable of detecting volatile organic compounds down to 1 part-per-billion	• Emergency response to hazardous spills • Indoor air quality in new, sick and mixed usage buildings • Personal monitoring • Drug detection
ModuRAE	Permanently installed photo-ionization detection monitor with ppb resolution	• Hazardous waste sites • Chemical factories
Radiation Detection
GammaRAE Pager	Rapid detector of gamma sources, includes cesium iodide (CsI) scintillator that provides low level detection in a compact unit	• Emergency response • Customs and border patrols • Law enforcement • Military
NeutronRAE Pager	Rapid detector of gamma and neutron sources, includes both cesium iodide (CsI) and lithium iodide (LiI) scintillators that provide low level detection in a compact unit	• Emergency response • Customs and border patrols • Law enforcement • Military
Multi-Sensor
MultiRAE IR	One-to-five gas surveyor with CO2 and photo-ionization detection	• Indoor air quality • Beverage and brewery • Food industry
MultiRAE PLUS	Hand-held, 1-to-5 gas monitor with lower explosive limit measurement capability, O2, two toxic sensors, and photo-ionization detector for toxic volatile organic compound detection	• Confined space entry • Wing tank entry • HazMat
Sentry RAE	One-to-five gas area monitor with photo-ionization detection for continuous operation	• Confined space entry • Plant turnarounds

VRAE	Hand-held 5-gas confined space monitor and sniffer	• Refineries and petrochemical plants—Confined space entry, hot work permits • Utilities—Cable vaults, transformer stations • Waste water treatment plants
QRAE / QRAE PLUS	Economical, robust 4-gas confined space monitor	• Confined space entry • Refineries and petrochemicals plants • Power plants
IAQRAE	Indoor air quality monitor with CO2, photo-ionization detection, relative humidity, temperature and toxic gas sensors	• Indoor air quality • Beverage and brewery • Food industry
Single-Sensor
ToxiRAE Plus PID, Toxic, O2, LEL	Pocket-sized, single-gas monitors with plug-in smart sensors	• Oil fields and refineries • Mining and metals • Pulp and paper mills
Tubes
Gas Detection Tubes	Single-use, single-sensor for the detection of specific chemicals	• Refineries • Petrochemical plants • Compressed gas distribution facilities

STRATEGIC RELATIONSHIPS

        To respond to the perceived need for security in maritime transport, we have collaborative arrangements with several companies in the container manufacturing industry. In addition, from time to time we enter into licensing, marketing and joint development agreements with certain parties by which we license technology or collaborate on product development and implementation or joint sales or marketing efforts.

SALES, MARKETING AND DISTRIBUTION

        Most of our products are sold through a worldwide organization that includes direct sales personnel and distributors managed through our Sunnyvale, California; Hong Kong, China; and Copenhagen, Denmark offices. We have worldwide sales and distribution in locations such as the United States, Canada, Western Europe, Mexico, Latin America, Japan, Beijing, Shanghai, and Singapore. As of February 29, 2004, we employed 44 people in sales and marketing. In addition, we had a total of 180 distributors worldwide that accounted for approximately 90% of our revenues.

        Currently, our predominant distribution channel is value added business-to-business and business-to-government distribution services companies that focus on the health, safety and security product markets. Many of our distributors are international companies with distribution rights in specific territories. We seek those distributors that have the greatest reach and broadest array of end-user customers. Currently, we benchmark our distributors performance according to pricing policy, volume, payment schedule, training, services, and other support programs.

        Our new suite of wireless detection products, specifically the AreaRAE and its peripherals, are sold directly, with customers identified through external manufacturers' representatives. This channel was established because of the technical expertise required to advise and sell these complex monitoring systems. Commissions are paid to the representatives based on the amount of effort extended in consummating the deal and the amount of training provided after the product is sold.

        Our products are distributed globally, with approximately 76% of our revenues derived from sales in North America and Mexico, approximately 13% of revenues derived from sales in Asia, and approximately 11% of revenues derived from sales in Europe for the year ended December 31, 2003.

CUSTOMERS

        Our end-user customers include many U.S. government agencies in the intelligence and law enforcement community as well as all branches of the armed forces, and by numerous local, state and federal agencies and departments. We also have significant numbers of instruments currently in service with many of the world's leading corporations in the airline, automotive, oil, computer and telecommunications industries. Our products are used in confined space entry monitoring programs throughout the world, and are used in civilian and government atmospheric monitoring programs in over 50 countries. Several government agencies and departments have standardized their programs based on our products for hazardous materials incident response.

        The following is a representative list of our end-user customers from whom we believe we have derived the largest portion of our revenues for the last two fiscal years for each of the industries specified:

Airlines and Aerospace	Chemical	Industrial	Petrochemical
Air Canada	Dow	Burlington Northern Railroad	BP Amoco
American	DuPont	Ford Motor Company	Chevron Phillips
Boeing	Oxy Chemical	General Motors	Conoco
Northwest		Hewlett-Packard	Shell
United		IBM	Sun Oil
		Intel	Texaco
Motorola
Proctor & Gamble
Texas Instruments
Shipping	State and Local Government	U.S. Federal Government
Maersk	Local fire departments	Army
Stolt-Nielsen	Local police departments	Coast Guard
	State and local emergency response agencies	Department of Homeland Security Department of Justice
	Other emergency response personnel	Department of State Marines NASA Navy

RESEARCH, DEVELOPMENT AND ENGINEERING

        We are expanding our product offerings through advances in sensor, wireless, and networking technologies. Examples include:

  •
  a combined radiation/gas monitoring system;

  •
  the AreaRAE Gamma, which provides wireless delivery of remotely sensed gas vapors and gamma radiation (an industry first);

  •
  networking advances, which allow RAE sensors to be connected into industrial networking buses (via Industrial Ethernet connectivity); and

  •
  advanced sensor/wireless solutions, which are available for applications such as cargo container security or inventory and tracking purposes.

        The adoption of applicable bus standards with modular product design and flexible rapid manufacturing have resulted in improved system performance as well as advanced scalability thereby allowing rapid development of new products. New portable products have been introduced for use in confined space/hazardous materials applications (EntryRAE, toxiRAE II). We expect to continue to receive governmental and industry certifications for our products in various jurisdictions.

        Our research and development process is done in collaboration with our manufacturing department. Such collaboration is designed to ensure the manufacturability of the product, and expedites the transition from the conceptual design phase to actual production.

        We are engaged in a collaborative effort with Shanghai University in China, which is known for its research depth in the electronics engineering, telecommunications, and material science fields. This collaboration has enabled cost-efficient and high return research and development activities, including instrument development and sensor technology. We are able to draw on the expertise of the professors at Shanghai University and recruit from the talent pool that the university has to offer.

        We employ 56 people in research, development and engineering of which 16 have advanced degrees, including nine PhDs.

MANUFACTURING

        We lease a state-of-the-art manufacturing facility in Shanghai, China where the majority of our components and products are manufactured. Our manufacturing capabilities in Shanghai include:

  •
  material planning and production scheduling;

  •
  procurement;

  •
  incoming quality assurance;

  •
  manufacturing process design;

  •
  production, including precision machining, plastic injection, colorimetric tube production, electrochemical sensor manufacturing, and printed circuit board assemblies using surface mount technology;

  •
  final assembly and test; and

  •
  quality control and assurance.

The leased facility consists of 44,000 square feet of manufacturing space and enables us to be cost competitive, while maintaining high quality manufacturing standards. We believe that this facility will allow a significant scaling of production to both meet the needs for and allow us to leverage on future growth.

        We also have a manufacturing, integration and test site in Sunnyvale, California, where we manufacture some of our more complex and sensitive sensors.

        At our manufacturing facilities in Sunnyvale, our capabilities include:

  •
  material planning and production scheduling;

  •
  procurement;

  •
  sensor manufacturing;

  •
  photo-ionization detection lamp manufacturing;

  •
  prototyping for engineering;

  •
  process design;

  •
  final assembly and test;

  •
  calibration; and

  •
  final quality control and assurance.

        We have been ISO 9001 certified since 1998, and were upgraded to ISO 9001:2000 in December 2001. Our international manufacturing subsidiary RASE Systems Shanghai Inc. was certified to ISO 9002, and was upgraded to ISO 9001 in 2001. As of February 29, 2004, we employed 229 people in manufacturing, of which 182 were located in Shanghai, 44 in the United States, and the remainder in Europe and Hong Kong.

COMPETITION

        The market for gas detection monitoring devices is highly competitive and we expect the emerging wireless gas monitoring system market to be equally competitive. Our primary competitors include Industrial Scientific Corporation, Mine Safety Appliances Company, BW Technologies, Ion Science, PerkinElmer, Inc., Draeger Safety Inc., Gastec Corporation and Bacou-Dalloz.

        Competitors in the gas monitoring industry differentiate themselves on the basis of their technology, quality of product, service offerings, sales capabilities, cost, and time to market. We believe we compete strongly in these areas, and thus consider ourselves one of the industry leaders in the design, development and manufacture of gas monitoring devices. In particular, we believe our ability to develop products that integrate different chemical detection techniques, such as photo-ionization detectors, electrochemical sensors for specific toxic chemicals, and combustible gas detectors, along with communication technologies that allow wireless data transfer, provide us with a competitive advantage vis-à-vis our competitors. In addition, we believe our training support materials are a valuable resource for our distributors and end-users, which make our products more attractive to customers.

        Many of our competitors, however, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than us. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and/or devote more resources to technology and systems development.

EMPLOYEES

        As of February 29, 2004, we employed 370 individuals. Of those 370 individuals, 229 were in manufacturing (182 in China; 44 in the United States; two in Hong Kong, and one in Europe), 56 in research, development and engineering, 44 in sales and marketing, and 41 in finance, administration and information technology. Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names, ages and positions held by our executive officers and other key employees.

Name	Age	Position
Robert I. Chen	56	President, Chairman, Chief Executive Officer
Joseph Ng	56	Vice President, Business Development, Chief Financial Officer
Peter Hsi	54	Vice President, Chief Technology Officer
Hong Tao Sun	40	Vice President, Engineering

        ROBERT CHEN co-founded RAE Systems in 1991 and has served as President, Chief Executive Officer, and as a member of the board of directors since our inception. From 1981 to 1990, Mr. Chen served as President and Chief Executive Officer of Applied Optoelectronic Technology Corporation, a manufacturer of computer-aided test systems, a company he founded and subsequently sold to Hewlett-

Packard. Mr. Chen currently serves on the board of directors for the Shanghai Ericsson Simtek Electronics Company, Limited, a telecommunications and electronics company. Mr. Chen received a B.S.E.E. from Taiwan National Cheng Kung University, a M.S.E.E. from South Dakota School of Mines and Technology, and graduated from the Harvard Owner/President program.

        JOSEPH NG has served as our Vice President of Business Development and Chief Financial Officer since February 2001. From 1999 to 2001, Mr. Ng was the Marketing Manager for the E-Services Division of Hewlett-Packard, and from 1997 to 1999, the Controller for the Personal Computer and Printer Division of Hewlett-Packard. From 1995 to 1997, Mr. Ng was the Controller for the Computer Division of Hewlett-Packard—Japan, and from 1988 to 1990, the Chief Financial Officer for Applied Optoelectronic Technology Corporation. Mr. Ng received a B.S. in Accounting from Baruch College, and a M.A. in History from Stanford University. Mr. Ng is a certified public accountant in the State of California.

        PETER HSI co-founded RAE Systems in 1991 and has served as our Vice President, Chief Technology Officer, and as a member of the board of directors since our inception. Prior to co-founding RAE Systems, Dr. Hsi worked at Applied Optoelectronic Technology Corporation as the chief architect for semiconductor test systems. Dr. Hsi has filed 18 patent applications, of which eight have been granted and ten are pending. Dr. Hsi received a B.S.E.E. from the National Chiao-Tung University, and a M.S. and Ph.D. in Electrical Engineering from Syracuse University.

        HONG TAO SUN has served as our Vice President of Engineering since January 2002. Dr. Sun joined RAE Systems in 1997, and has been instrumental in the design and development of key sensor technologies. Prior to joining RAE Systems, Dr. Sun was a research fellow for the Royal Melbourne Institute of Technology in Australia and the University of L'Aquila in Italy. Dr. Sun has over 10 years as a research scientist in the fields of photo-ionization detection and sensor development. Dr. Sun has authored over 60 international research papers, and has written two scientific books. Dr. Sun has developed seven patents, three of which are in the field of photo-ionization detection. In 1990, Dr. Sun received a Ph.D. in Electrical Engineering from Xi'an Jiaotong University.

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

        Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include significant shortfalls in revenue relative to our planned expenditures, changes in budget allocations by the federal government for homeland security purposes, market acceptance of our products, ongoing product development and production, competitive pressures and customer retention.

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

We might not be successful in the development or introduction of new products and services in a timely and effective manner, and, consequently, we may not be able to remain competitive and the results of operations may suffer.

        Our revenue growth is dependent on the timely introduction of new products to market. We may be unsuccessful in identifying new product and service opportunities or in developing or marketing new products and services in a timely or cost-effective manner. In addition, while our current technology enables us to create products targeted to address the evolving market, we are unable to foresee whether we will continue to have the necessary technology in the future. In developing new products, we may be required to make significant investments before we can determine the commercial viability of the new product. If we fail to accurately foresee our customers' needs and future activities, we may invest heavily in research and development of products that do not lead to significant sales.

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

We depend on facilities located outside of the United States to manufacture a substantial portion of our products, which subjects us to additional risks.

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

Any failure to adequately protect and enforce our intellectual property rights could harm our business.

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

        While there is no single patent or license to technology of material significance to the Company, our ability to compete is affected by our ability to protect our intellectual property rights in general. For example, we have a collection of patents related to our photo-ionization detector technology of which the first of such patents expires in 2012, and our ability to compete may be affected by any competing similar or new technology. In addition, if we lose the licensing rights to a patented or other proprietary technology, we may need to stop selling products incorporating that technology and possibly other products, redesign our products or lose a competitive advantage. We cannot ensure that our future patent applications will be approved or that our current patents will not be challenged by third parties. Furthermore, we cannot ensure that, if challenged, our patents will be found to be valid and enforceable.

        Any litigation relating to our intellectual property rights could, regardless of the outcome, have a material adverse impact on our business and results of operations.

We might face intellectual property infringement claims that might be costly to resolve and affect our results of operations.

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

Some of our products may be subject to product liability claims which could be costly to resolve and affect our results of operations.

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

We may lose sales if our distributors stop selling our products.

        We distribute our products primarily through distributors. We derive approximately 90% of our revenues via our sales distribution channels, and, as a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We believe that our future growth depends on the efforts of these distributors. For the year ended December 31, 2003, 25 distributors cumulatively account for approximately 42% of our total product sales. In addition, the contractual obligations of our distributors to continue carrying our products must be renewed annually. If one or more of our distributors were to experience financial difficulties or become unwilling to promote and sell our products for any reason, including any refusal to renew their commitment as our distributor, we might not be able to replace such lost revenue, and our business and results of operations could be materially harmed.

Because we purchase a significant portion of our component parts from a limited number of third party suppliers, we are subject to the risk that we may be unable to acquire quality components in a timely manner, which could result in delays of product shipments and damage our business and operating results.

        We currently purchase component parts used in the manufacture of our products from a limited number of third party suppliers. We depend on these suppliers to meet our needs for various sensors, microprocessors and other material components. Moreover, we depend on the quality of the products supplied to us over which we have limited control. Should we encounter shortages and delays in obtaining components, we might not be able to supply products in a timely manner due to a lack of components, and our business could be adversely affected.

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

        In connection with our merger with Nettaxi.com, certain options under our 1993 Stock Plan became subject to variable accounting in accordance with FASB Interpretation No. 44 (FIN 44). To eliminate the variable effects of such accounting treatment, we have adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation, effective January 1, 2003, under the modified prospective method as provided for in SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123. These fair value recognition provisions generally result in stock-based compensation charges for options granted under our 1993 and 2002 stock option plans. For the year ended December 31, 2003, the fair value charges for options granted under our 1993 and 2002 stock option plans were $789,000.

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

Our officers, directors and principal stockholders beneficially own approximately 39% of our common stock and, accordingly, may exert substantial influence over the company.

        Our executive officers and directors and principal stockholders, in the aggregate, beneficially own approximately 39% of our common stock. These stockholders acting together have the ability to control all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination, and may substantially reduce the marketability of our common stock.

ITEM 2.    PROPERTIES.

        Our corporate headquarters and principal offices are located in a leased facility in Sunnyvale, California. The Sunnyvale facility consists of approximately 25,000 square feet, which includes research and development, sales and marketing, and general and administrative operations, under a lease expiring in October 2009. This facility is adequate to meet the needs of our current operations. Through our wholly-owned subsidiary, Wa-RAE, in Shanghai, China, we lease a state-of-the-art manufacturing facility, consisting of approximately 44,000 square feet, and a research and development facility consisting of approximately 20,000 square feet. The lease on the research and development facility will expire in phases as to portions of the property from March 2004 until March 2008. The lease on the manufacturing facility expires in January 2007 and contains an option to purchase the property.

        We maintain a sales office in Fan Ling, Hong Kong, from which we sell our products to Asia. The lease of the Fan Ling office has been renegotiated for a period of three years commencing in January 2002. We also maintain a sales and service center in Copenhagen, Denmark, from which we sell our products to Europe, Australia and New Zealand, the Middle East and Africa. The lease of the Copenhagen facility was signed in December 2003 for a period of three years.

ITEM 3.    LEGAL PROCEEDINGS.

        From time to time we are engaged in various legal proceedings incidental to our normal business activities. Although the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common stock has been trading on the AMEX under the trading symbol "RAE" since August 29, 2003. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by our specialist. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2003
Third Quarter (since August 29)	$3.99	$2.98
Fourth Quarter	$3.75	$2.36

        Our common stock traded on the NASD OTC Market Bulletin Board under the trading symbol "RAEE.OB" from April 9, 2002, when we completed our merger with Nettaxi.com until August 28, 2003. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by various Bulletin Board market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2002
Second Quarter (from April 9)	$2.30	$0.75
Third Quarter	$0.84	$0.45
Fourth Quarter	$0.65	$0.38
Fiscal Year Ended December 31, 2003
First Quarter	$0.66	$0.37
Second Quarter	$2.12	$0.50
Third Quarter (until August 28)	$3.22	$1.75

        Prior to the merger, from October 12, 1998 until April 9, 2002, Nettaxi's common stock was traded on the OTC Bulletin Board under the trading symbol "NTXY" and RAE Systems' securities were not publicly traded. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by various Bulletin Board market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. The bid prices reflected below have been adjusted to account for a 1 for 5.67 reverse stock split of our common stock on April 9, 2002.

	High	Low
Fiscal Year Ended December 31, 2001
First Quarter	$1.70	$0.74
Second Quarter	$2.84	$0.51
Third Quarter	$2.04	$0.45
Fourth Quarter	$1.08	$0.51
Fiscal Year Ended December 31, 2002
First Quarter	$1.59	$0.62
Second Quarter (through April 8)	$2.27	$1.25

        As of March 12, 2004, there were 388 shareholders of record who held shares of our common stock.

        We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

        The following table provides information as of December 31, 2003 with respect to our compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders(1)	4,046,683	$1.184	2,201,756
Equity compensation plans not approved by security holders(2)	5,649,857	$12.359	0
Total	9,696,540	$7.695	2,201,756

(1)
Includes options issued pursuant to RAE's 1993 and 2002 Stock Option Plan.

(2)
Includes Warrants issued (i) by Nettaxi.com in conjunction with a Private Placement, (ii) by RAE to Michael Gardner for financial advice and investor relations strategies, (iii) by RAE in conjunction with services rendered by a financial advisor and an investor relations firm. Also includes Non-plan options issued to RAE's Board of Directors (Messrs. Flanzraich, Andersson, Feisel, and Ross).

ITEM 6.    SELECTED FINANCIAL DATA.

SUMMARY FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Consolidated Financial Statements of RAE Systems Inc. and Notes thereto, and other financial information included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results that may be expected for future periods.

	2003	2002	2001	2000	1999
Operating Data:
Net sales	$31,333,000	$21,845,000	$19,014,000	$18,194,000	$10,833,000
Gross profit	$19,247,000	$13,071,000	$11,972,000	$11,615,000	$7,703,000
Income (Loss) from operations	$3,825,000	$(8,970,000)	$(97,000)	$1,282,000	$822,000
Net income (loss)	$2,778,000	$(9,455,000)	$137,000	$829,000	$506,000
Basic income (loss) per share	$0.06	$(0.24)	$0.01	$0.04	$0.02
Diluted income (loss) per share	$0.06	$(0.24)	$0.00	$0.02	$0.01
Weighted-Average Common Shares:
Basic outstanding shares	46,179,770	39,902,169	24,154,797	22,864,656	22,573,482
Diluted outstanding shares	49,457,720	39,902,169	37,067,871	35,436,168	35,002,580
Balance Sheet Data:
Working capital	$12,478,000	$8,350,000	$5,106,000	$4,529,000	$1,280,000
Total Assets	$20,563,000	$16,670,000	$15,043,000	$12,706,000	$8,805,000
Long-term Liabilities	$102,000	$384,000	$644,000	$819,000	$451,000
Total shareholders' equity	$14,960,000	$10,860,000	$3,438,000	$2,955,000	$2,034,000

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. For further information, refer to the section entitled "Risk Factors" in this Form 10-K. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

OVERVIEW

        We are a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical detection monitors and networks for homeland security and industrial applications. In addition, we offer a full line of portable single-sensor chemical and radiation detection products. We were founded in 1991 to develop technologies for the detection and early warning of hazardous materials. The market for our products has evolved from being strictly focused on environmental and industrial monitoring to now encompassing public safety and the threat of terrorism.

        Our technologically advanced products are based on proprietary technology, and include portable, wireless and fixed atmospheric monitors and photo-ionization detectors and gamma and neutron detectors. Our products enable the military and first responders such as firefighters, law enforcement and other emergency management personnel to detect and provide early warning of weapons of mass destruction and other hazardous materials. Industrial applications include the detection of toxic industrial chemicals, volatile organic compounds and petrochemicals.

        We generate revenue from the sale of our gas and radiation monitoring devices, smart sensing platform and solutions, and through the service and repair of our equipment. We sell our products through a network of approximately 180 distributors, which account for approximately 90% of our sales. Our customer base is varied and includes many of the world's leading corporations in the airline, automotive, oil and computer industries. We also have a significant number of instruments currently in service with many U.S. government agencies and the armed forces, and by numerous city, state and federal agencies and departments.

        In connection with becoming a public company through a reverse merger transaction with Nettaxi.com on April 9, 2002, certain options under our 1993 Stock Plan became subject to variable accounting in accordance with FASB Interpretation No. 44 (FIN 44). As of December 31, 2002, there were 2,014,941 options outstanding under the 1993 Stock Plan that were subject to variable accounting. For the year ended December 31, 2002, the financial statements herein reflect a $375,000 variable accounting charge. Based on the life of these options, the variable accounting treatment would have resulted in unpredictable stock-based compensation dependent on fluctuations in quoted prices of our common stock for the next nine years. To eliminate the variable effects of such accounting treatment, we have adopted the fair value recognition provisions of SFAS 123 for stock-based employee compensation, effective January 1, 2003, under the modified prospective method as provided for in SFAS 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123. These fair value recognition provisions generally result in stock-based compensation charges for options granted under our 1993 and 2002 stock option plans. For the year ended December 31, 2003, the fair value charges for options granted under our 1993 and 2002 stock option plans were $789,000.

        In December 2001, we issued 700,000 non-plan stock purchase rights, which vested and were exercised immediately, to an officer, a director and a consultant at an exercise price of $0.125 per share. The fair value of the underlying shares of common stock on the date of issuance was approximately $700,000. Under the terms of the stock purchase agreement with these individuals, the shares were placed in escrow and were earned contingent upon the consummation of the merger with Nettaxi.com. In accordance with the terms of the merger agreement, the 700,000 shares were converted into 1,084,083 shares using an exchange ratio of 1 to 1.54869. Based on the intrinsic or fair value of the respective equity instruments as of April 9, 2002, the effective date of the merger, we recorded a non-cash compensation charge of $2.3 million. Additionally, in connection with the merger, we recorded a $2.1 million non-cash compensation charge for the 960,000 shares of stock that were issued to Baytree Capital, and a $4.3 million non-cash compensation charge for the warrants issued to Michael Gardner, Robert Rositano and Dean Rositano.

        REnex Technology Ltd. (REnex) completed a $3 million private placement in July of 2002. As a result, our equity and voting interest in REnex decreased from 47% to approximately 36%. Prior to July 2002, we exercised managerial control over the day-to-day operations of REnex and held approximately 90% of the voting shares of REnex. Accordingly, prior to 2002, REnex was consolidated in our financial statements. As we no longer own a majority interest in the voting shares, our financial statements herein reflect a change in the accounting for REnex from the consolidated method to the equity method. This change has been applied with effect from January 1, 2002 and, accordingly, has significantly impacted the comparability of the 2002 amounts versus the 2001 amounts regarding Research and Development expenses, Equity in Loss of Unconsolidated Affiliate, and Minority Interest in Loss of Consolidated Subsidiary in the Consolidated Statements of Operations, and the Investments in Unconsolidated Affiliate in the Consolidated Balance Sheet.

        On January 28, 2004, we closed our public offering of 8,050,000 shares of our common stock at $4.25 per share, less the applicable underwriting discount. The proceeds, which approximated $32.2 million, will be used for potential mergers and acquisitions, working capital, and for general corporate purposes. Jefferies Quarterdeck, a division of Jefferies & Company, Inc., led the underwriting team, with Merriman Curhan Ford & Co. as co-manager for the offering.

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

        The allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustments history, current economic conditions and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management's control. If there were a deterioration of a major customer's credit worthiness, or if actual defaults were higher than what has been experienced historically, our estimates of the recoverability of amounts due could be overstated. Our operating results could be adversely affected.

        Inventories are stated at the lower of cost (moving weighted average method) or market. Inventory purchases are typically based on estimated future demand. In the event of a sudden and significant decrease in demand for our products, or if there were a higher occurrence of inventory obsolescence due to changing technology and customer requirements, we could be required to increase our inventory allowances. Our gross margins could be adversely affected.

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

        We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to determine whether such accruals should be adjusted.

        We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled. A valuation allowance is provided against the deferred tax assets to the extent that management is unable to conclude that it is more likely than not that the deferred tax assets will be realized.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2002 and 2003

        Net Sales.    Net sales increased from $21.8 million for the year ended December 31, 2002 to $31.3 million for the year ended December 31, 2003, an increase of 43.4%. This increase was due to a significant increase in government sales, particularly for homeland security applications where we recognized a significant increase in volume of sales of our MultiRAE and MiniRAE 2000 products, which increased by $2.6 million, and integrated systems products, which increased by $2.7 million. Additionally, we recognized growth in our confined space entry products and our consumable and radiation products in the amount of $1.1 million.

        Cost of Sales.    Cost of sales increased from $8.8 million for the year ended December 31, 2002 to $12.1 million for the year ended December 31, 2003, an increase of 37.8%. This increase was due to material and production increases of $2.4 million to support the increased sales volume and an increase in personnel costs of $872,000 to support the expanding service business. Gross margins increased from $13.1 million, or 59.8% of revenue, for the year ended December 31, 2002 to $19.2 million, or 61.4% of revenue, for the year ended December 31, 2003. The gross margin increased due to production efficiencies resulting from the increase in sales volume as well as growth in the sales of our higher margin products, specifically our integrated systems products, and our MultiRAE and MiniRAE 2000.

        Sales and Marketing.    Sales and marketing expenses increased from $5.4 million for the year ended December 31, 2002 to $7.3 million for the year ended December 31, 2003, an increase of 35.9%. The increase in the sales and marketing cost is due to an increase in our tradeshow and advertising presence to support our homeland defense position, our mobile sensor network solution, and our suite of radiation detectors. This increase in tradeshow and advertising expenses amounted to $813,000.

Commissions to our sales representatives increased by $495,000 due to the increase in our integrated systems sales. Additionally, our expenses increased overseas by approximately $700,000 to build the infrastructure to support anticipated growth in Europe and Asia.

        Research and Development.    Research and development expenses increased from $2.5 million for the year ended December 31, 2002 to $3.0 million for the year ended December 31, 2003, an increase of 17.9%. The increase in research and development expenses of $452,000 was primarily the result of an increase in headcount in the amount of $261,000 to support the development of a monitor that combines radiological and chemical sensors in a single unit, the development of a solution for cargo container security and inventory tracking, and the further development of our line of consumable products.

        General and Administrative.    General and administrative expenses increased from $4.4 million for the year ended December 31, 2002 to $5.0 million for the year ended December 31, 2003, an increase of 12.3%. This increase was due to accrued management incentives of $494,000, the payment of an AMEX listing fee of $65,000, and non-cash warrant charges of $331,000. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123 for stock-based employee compensation under the modified prospective method as provided for in SFAS 148. We incurred a non-cash fair value accounting charge of $789,000 in connection with our outstanding options under our 1993 and 2002 stock option plans for the year ended December 31, 2003 as compared to a non-cash compensation charge of $592,000 in the same period of 2002.

        Legal Fees and Settlement Costs.    Legal fees and settlement costs decreased from $969,000 for the year ended December 31, 2002 to $164,000 for the year ended December 31, 2003. This was primarily due to the settlement of certain lawsuits.

        Merger Costs.    We incurred non-cash merger costs of $8.7 million for the year ended December 31, 2002 in connection with our merger transaction with Nettaxi.com. These costs were not a factor for the year ended December 31, 2003.

        Other Income (Expense), net.    Other Expense, net for the year ended December 31, 2002 was $349,000. For the same period in 2003, we had Other Expenses, net of $315,000. Interest expense decreased due to the payment of outstanding loans in the amount of $87,000, partially offset by a decrease in interest income in the amount of $23,000. Other Expenses, net for the year ended December 31, 2003 and 2002 consisted primarily of equity in loss of unconsolidated affiliate in the amount of $276,000 and $284,000, respectively.

        Income Taxes.    For year ended December 31, 2002 and 2003, we recognized tax expenses of $136,000 and $732,000, respectively. The tax expenses relating to the year ended December 31, 2003, consisted of a provision of $1.2 relating to the pre-tax income, reduced by $574,000 upon the release of prior year tax liability, including $443,000 relating to the settlement with the Internal Revenue Service of certain outstanding tax assessments originating in prior years.

        Net Income (Loss).    Net loss for the year ended December 31, 2002 was $9.5 million, including a $9.3 million non-cash accounting charge relating to merger costs and compensation. For the same period in 2003, we had net income of $2.8 million. The increase primarily resulted from an increase in sales ($9.5 million), specifically sales of the MultiRAE, MiniRAE 2000 and integrated systems products, high margin products which accounted for $5.3 million of the total sales growth. The increase in net income was also a result of the settlement of certain lawsuits ($805,000). The increase was partially offset by an increase in sales and marketing expenses, particularly advertising and direct mail ($813,000), commissions to our outside sales representatives ($495,000) and an increase in overseas sales costs to support growth expansion ($700,000). General and administrative expenses also increased due to the accrual of management incentives ($494,000) and increases in non-cash charges related to the issuance of warrants and options ($1.1 million).

Comparison of Years Ended December 31, 2001 and 2002

        Net Sales.    Net sales increased from $19.0 million for the year ended December 31, 2001 to $21.8 million for the year ended December 31, 2002, an increase of 14.9%. This increase was primarily the result of a worldwide increase in the sales of our confined space gas monitors and the sales of our flexible multi-gas monitors with our patented photo-ionization detector in the amount of $2.2 million. We also saw an increase in the sales of our smart sensing solutions in the amount of $487,000.

        Cost of Sales.    Cost of sales increased from $7.0 million for the year ended December 31, 2001 to $8.8 million for the year ended December 31, 2002, an increase of 24.6%. This increase was primarily due to additional material required to support higher volume production as well as additional personnel and related expenses to support our expanding business opportunities and to bring the manufacturing of our key components in-house. Gross margins increased from $12.0 million, or 63.0% of revenue, for the year ended December 31, 2001 to $13.1 million, or 59.8% of revenue, for the year ended December 31, 2002 due to sales volume increases. The decrease in the margin as a percent of revenue, however, was attributable to increases in our manufacturing cost to support our expanding business. It was also attributable to a shift in the product mix and a decrease in the price of selected products to remain competitive in the marketplace.

        Sales and Marketing.    Sales and marketing expenses increased from $4.5 million for the year ended December 31, 2001 to $5.4 million for the year ended December 31, 2002, an increase of 19.4%. Sales and marketing costs increased in the amount of $510,000 to build the infrastructure to support future growth. Our advertising and sales collateral increased in the amount of $398,000 to support our wireless systems business, our new line of consumable products, and our expanding international and homeland security businesses. These increases were partially offset by a decrease in commissions resulting from the elimination of our outside sales representatives. This decrease in commissions amounted to $253,000.

        Research and Development.    Research and development expenses decreased from $3.3 million for the year ended December 31, 2001 to $2.5 million for the year ended December 31, 2002, a decrease of 23.1%. The decrease in research and development expenses of $758,000 was primarily the result of a change in the accounting of REnex from the consolidated method to the equity method. This was partially offset by an increase in our research and development activities in the amount of $106,000, specifically in the area of wireless communications and sensor development.

        General and Administrative.    General and administrative expenses increased from $3.1 million for the year ended December 31, 2001 to $4.4 million for the year ended December 31, 2002, an increase of 45.6%. As a result of being a public entity, we incurred fees, including those for public relations, SEC filings, and D&O insurance of $202,000 that we would not have otherwise incurred. We also increased our professional fees for management consulting, tax planning and preparation, and for the quarterly review and yearly audit by $689,000. Also included in the $4.4 million is an accounting charge of $375,000 relating to options granted under our 1993 Stock Plan that were subject to variable accounting.

        Legal Fees and Settlement Costs.    Legal fees decreased from $1.2 million for the year ended December 31, 2001 to $969,000 for the year ended December 31, 2002, a decrease of 21.7%. Our legal costs were high as a result of attorney fees and settlement costs associated with our lawsuits. Three of the five lawsuits, including Lahey vs. Nettaxi, Envision Media vs. Nettaxi, and RAE Systems vs. Ion Science, were settled or dismissed as of December 31, 2002.

        Merger Costs.    Merger costs were $8.7 million for the year ended December 31, 2002. Specifically, we recorded a non-cash compensation charge of $2.3 million based on the 1,084,083 shares of our common stock issued to Messrs. Ng, Flanzraich and Frost, a non-cash charge of $2.1 million based on the shares issued to Baytree Capital and a $4.3 million non-cash charge based on the warrants issued to Messrs. Gardner, Robert Rositano and Dean Rositano. These equity instruments were issued in connection with the closing of our merger with Nettaxi.

        Other Income (Expense), net.    Other expenses, net, for the year ended December 31, 2001 were $167,000. For the same period in 2002, we had other expenses, net of $349,000, a change of $182,000. The change was primarily due to a change in the accounting of REnex from the consolidated method to the equity method of $284,000 as well as a decrease in interest income resulting from a decline in interest rates ($82,000). These changes were partially offset by a decrease in interest expense resulting from having paid off the existing loans ($175,000).

        Net Income (Loss).    Net income for the year ended December 31, 2001 was $137,000. For the same period in 2002, we had a net loss of $9.5 million. The decrease of net income was primarily the result of a $9.3 million non-cash accounting charge relating to merger costs and compensation, an increase in sales and marketing expenses to support the new line of consumable products and the smart sensing solutions business, in the amount of $997,000, variable accounting charges of $375,000, and an increase in public company activities and professional services. in the amount of $906,000. These increases were partially offset by a decrease in commissions resulting from the elimination of our outside sales representatives. in the amount of $253,000 and the deconsolidation of REnex in the amount of $758,000.

Liquidity and Capital Resources

        To date, we have financed our operations primarily through bank borrowings, revenues from operations and proceeds of issuances of equity securities. As of December 31, 2003, we had $7.5 million in cash and cash equivalents. At December 31, 2003, we had $12.5 million of working capital and had a current ratio of 3.27 to 1.0. We also have a $3 million line of credit for future growth expansion. In addition, in January of 2004, we completed a public offering of our common shares by which we raised $32.2 million in cash.

        Net cash provided by operating activities for the year ended December 31, 2003 was $981,000, as compared with net cash provided by operating activities of $1.3 million for the year ended December 31, 2002. The favorable effects on operating cash flows for the year ended December 31, 2003 was due primarily to net income of $2.8 million, depreciation and amortization of $753,000, compensation expense under fair value accounting of $789,000, accounts payable of $669,000 and accrued expenses of $469,000. These were partially offset by accounts receivable of $2.9 million, inventories of $736,000 and income taxes payable of $778,000.

        Net cash used in investing activities for the year ended December 31, 2003 was $719,000, as compared with net cash provided by investing activities of $554,000 for the year ended December 31, 2002. Net cash provided by investing activities for the year ended December 31, 2002 was primarily the result of the release of the restricted cash of $3 million resulting from having paid off our lines of credit. Cash used in investing activities for the year ended December 31, 2003 consisted of acquisition of property and equipment in the amount of $474,000 and an increase in deposits and other assets of $245,000, of which $127,000 represented costs capitalized in connection with the public offering.

        Net cash provided by financing activities for the year ended December 31, 2003 was $50,000 as compared with $1.6 million for the year ended December 31, 2002. Cash provided by financing activities for the year ended December 31, 2003 was primarily the result of the issuance of common stock of $195,000 which was offset by payments on capital lease obligations of $145,000. Cash provided by financing activities for the year ended December 31, 2002 consisted primarily of net proceeds from our merger with Nettaxi.com of $7.0 million, partially offset by payments on notes payable and lines of credit of $4.4 million.

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

Contractual Obligations

        The following table quantifies our known contractual obligations as of December 31, 2003:

	Total	2004	2005	2006	2007	2008	Thereafter
Contractual Obligations:
Operating Leases	$2,988,000	$586,000	$563,000	$512,000	$396,000	$492,000	$439,000
Capital Leases	$129,000	$129,000	$—	—	—	—	—

TOTAL	$3,117,000	$715,000	$563,000	$512,000	$396,000	$492,000	$439,000

TRANSACTIONS WITH AFFILIATE

        Certain of the Company's sales made into the China market are made through TangRAE, a China distribution company that is owned by two individuals, one of whom is a current employee and one of whom is a former employee of one of the Company's wholly-owned subsidiaries. TangRAE was organized as a sales office solely to facilitate the sale of the Company's product into the China market. Total sales made by the Company to TangRAE amounted to $479,000, $351,000 and $0 for 2003, 2002, and 2001, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on our financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of this Interpretation did not have a material impact on our financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The following discussion analyzes our disclosure to market risk related to concentration of credit risk, changes in interest rates and foreign currency exchange rates.

CONCENTRATION OF CREDIT RISK

        Currently, we have cash and cash equivalents deposited with two large United States financial institutions, one large Hong Kong financial institution, two large Shanghai financial institutions and one large Danish financial institution. Our deposits may exceed the amount of insurance available to cover such deposits. To date, we have not experienced any losses of deposits of cash and cash equivalents. Management regularly reviews our deposit amounts and the credit worthiness of the financial institution which holds our deposits.

INTEREST RATE RISK

        As of December 31, 2003, we had cash and cash equivalents of $7.5 million consisting of cash and highly liquid short-term investments. The impact of interest rate fluctuations was immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

FOREIGN CURRENCY EXCHANGE RATE RISK

        To date, a substantial portion of our recognized revenue has been denominated in United States dollars and generated primarily from customers in the United States, and our exposure to foreign currency exchange rates has been immaterial. As sales to our international customers increase, our operating results may become subject to significant fluctuations based upon changes in exchange rates of specific currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, any fluctuation in the value of the United States dollar relative to foreign currencies could affect our competitive position in the international markets. Although we would continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Our consolidated financial statements included in this report beginning on page F-1 are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item with respect to the Company's executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption "Executive Officers of the Registrant."

        The information required by this Item regarding (a) the Company's directors, (b) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended and (c) the Company's Code of Conduct and Ethics is incorporated herein by reference from the information provided under the headings "Proposal No. 1—Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Conduct and Ethics" of the Proxy Statement for our 2004 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this Item, which will be set forth in our Proxy Statement for our 2004 Annual Meeting of Stockholders under the caption "Executive Compensation and Other Matters", is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item, which will be set forth in our Proxy Statement for our 2004 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management", is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item, which will be set forth in our Proxy Statement for our 2004 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions", is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item, which will be set forth in our Proxy Statement for our 2004 Annual Meeting of Stockholders under the heading "Proposal No. 2—Ratification of Appointment of Independent Auditors", is incorporated herein by reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)
(1)   Financial Statements

        See the index of the Consolidated Financial Statements at page F-(i) of this Form 10-K.

  (2)
  Financial Statement Schedules

        Schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

  (3)
  Exhibits

        See Index to Exhibits on pages 32 to 33 hereof.

(b)
Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on October 27, 2003, in which it reported financial results for the third fiscal quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2004.

RAE SYSTEMS INC.

By:	/s/ ROBERT I. CHEN Robert I. Chen Chief Executive Officer

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert I. Chen and Joseph Ng, and each of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT I. CHEN Robert I. Chen	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 23, 2004
/s/ JOSEPH NG Joseph Ng	Vice President, Business Development, Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2004
/s/ PETER H. HSI Peter H. Hsi	Vice President, Chief Technology Officer, Director	March 23, 2004
/s/ LYLE D. FEISEL Lyle D. Feisel	Director	March 23, 2004
/s/ NEIL W. FLANZRAICH Neil W. Flanzraich	Director	March 23, 2004

/s/ EDWARD C. ROSS Edward C. Ross	Director	March 23, 2004
/s/ SIGRUN HJELMQUIST Sigrun Hjelmquist	Director	March 23, 2004

'

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Merger Agreement and Plan of Reorganization by and between RAE Systems Inc., RAES Acquisition Corporation and Nettaxi.com dated January 9, 2002(1)
3.1	Certificate of Incorporation of Registrant(2)
3.2	Bylaws of Registrant(2)
4.1	Specimen certificate representing the common stock of Registrant(2)
4.2	Registration Rights Agreement by and between RGC International Investors, LDC and Nettaxi.com, dated as of April 28, 2000(3)
10.1	Form of Indemnity Agreement between the Registrant and the Registrant's directors and officers(2)
10.2	RAE Systems Inc. 2002 Stock Option Plan(2)
10.3	RAE Systems Inc. 1993 Stock Plan(2)
10.4	Restricted Stock Purchase Agreement between the Registrant and Joseph Ng, dated December 6, 2001(2)
10.5	Restricted Stock Purchase Agreement by and between the Registrant and Neil Flanzraich and Dr. Phillip Frost, dated December 5, 2001(2)
10.6	Lease Agreement by and between Aetna Life Insurance Company and the Registrant dated June 1, 1999(2)
10.7
First Amendment to Lease by and between Moffett Office Park Investors LLC and the Registrant dated effective November 1, 2002 amending Lease Agreement between Aetna Life Insurance Company and the Registrant dated June 1, 1999(6)
10.8
Manufacturing Building Lease Agreement by and between Shanghai China Academic Science High Tech Industrial Park Development Co., Ltd. and RAE Systems (Asia), Ltd., incorporated in Hong Kong, dated September 15, 2001(2)
10.9
Lease Agreement by and between Shanghai Institute of Metallurgy Research, Chinese Academy of Sciences and WARAE Instrument (Shanghai) Incorporated, incorporated in Jiading, Shanghai, dated January 8, 1999(2)
10.10	Separation Agreement by and between Nettaxi.com, Nettaxi Online Communities, Inc. and Mr. Dean Rositano, dated April 9, 2002(4)
10.11	Separation Agreement by and between Nettaxi.com, Nettaxi Online Communities, Inc. and Mr. Robert Rositano, dated April 9, 2002(4)
10.12	Warrant Agreement by and between Nettaxi.com and Mr. Michael Gardner dated April 9, 2002(5)
21.1	Subsidiaries of the Registrant(6)
23.1	Consent of BDO Seidman, LLP
24.1	Power of Attorney (included on signature page)
31.1	Certifications
31.2	Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Previously filed on January 10, 2002 as an exhibit to Nettaxi.com's Current Report on Form 8-K and incorporated herein by reference.

(2)
Previously filed as an exhibit to the Registrant's quarterly report on Form 10-Q, for the quarter ended March 31, 2002 and incorporated herein by reference.

(3)
Previously filed on June 2, 2000 as an exhibit to Nettaxi.com's Registration Statement on Form S-1 and incorporated herein by reference.

(4)
Previously filed on May 31, 2002 as an exhibit to the Registrant's Registration Statement on Form S-1 and incorporated herein by reference.

(5)
Previously filed on April 8, 2002 as an exhibit to Nettaxi.com's Registration statement on Form S-8 and incorporated herein by reference.

(6)
Previously filed on February 28, 2003 as an exhibit to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2002 and incorporated herein by reference.

RAE Systems Inc.

Consolidated Financial Statements As of December 31, 2003 and 2002

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders
RAE Systems Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of RAE Systems Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAE Systems Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1(q) to the consolidated financial statements, effective January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation.

/s/ BDO Seidman, LLP

San Jose, California
January 23, 2004, except for Note 15, as to which the
    date is January 28, 2004

RAE Systems Inc.

Consolidated Balance Sheets

	December 31, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents (Note 9)	$7,512,000	$7,193,000
Accounts receivable, net of allowance for doubtful accounts of $176,000 and $176,000, respectively (Note 9)	5,380,000	2,476,000
Inventories (Note 2)	3,659,000	3,176,000
Prepaid expenses and other current assets	762,000	402,000
Deferred income taxes (Note 6)	666,000	529,000

Total Current Assets	17,979,000	13,776,000

Property and Equipment, net (Notes 3 and 9)	1,748,000	2,027,000
Deposits and Other Assets	327,000	82,000
Investment in Unconsolidated Affiliate (Note 1)	509,000	785,000

	$20,563,000	$16,670,000

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$1,611,000	$942,000
Accounts payable to affiliate (Note 12)	594,000	758,000
Accrued expenses (Note 4)	2,159,000	1,690,000
Income taxes payable (Note 6)	948,000	1,726,000
Current portion of deferred revenue	67,000	150,000
Current portion of capital lease obligations (Note 7)	122,000	160,000

Total Current Liabilities	5,501,000	5,426,000

Deferred Revenue, net of current portion	102,000	—
Capital Leases Obligations, net of current portion (Note 7)	—	107,000
Deferred Income Taxes (Note 6)	—	277,000

Total Liabilities	5,603,000	5,810,000

Commitments and Contingencies (Notes 7, 8 and 11)
Shareholders' Equity (Notes 10 and 15):
Common stock, $0.001 par value; 200,000,000 shares authorized; 46,824,626 and 45,516,675 shares issued and outstanding, respectively	47,000	46,000
Additional paid-in capital	18,753,000	17,956,000
Deferred compensation	—	(517,000)
Accumulated other comprehensive income	7,000	—
Accumulated deficit	(3,847,000)	(6,625,000)

Total Shareholders' Equity	14,960,000	10,860,000

	$20,563,000	$16,670,000

See accompanying notes to consolidated financial statements.

RAE Systems Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2003	2002	2001
Net Sales (Notes 9 and 12)	$31,333,000	$21,845,000	$19,014,000
Cost of Sales	12,086,000	8,774,000	7,042,000

Gross Margin	19,247,000	13,071,000	11,972,000

Operating Expenses:
Sales and marketing	7,277,000	5,356,000	4,487,000
Research and development	2,983,000	2,531,000	3,289,000
General and administrative	4,998,000	4,450,000	3,056,000
Legal fees and settlement costs	164,000	969,000	1,237,000
Merger costs (Note 10)	—	8,735,000	—

Total Operating Expenses	15,422,000	22,041,000	12,069,000

Operating Income (Loss)	3,825,000	(8,970,000)	(97,000)

Other Income (Expense):
Interest income	31,000	54,000	136,000
Interest expense	(32,000)	(119,000)	(294,000)
Other, net	(38,000)	0	(9,000)
Equity in loss of unconsolidated affiliate	(276,000)	(284,000)	—

Other Income (Expense), net:	(315,000)	(349,000)	(167,000)

Income (Loss) Before Income Taxes and Minority Interest	3,510,000	(9,319,000)	(264,000)
Income Taxes (Note 6)	732,000	136,000	54,000

Income (Loss) Before Minority Interest	2,778,000	(9,455,000)	(318,000)

Minority interest in loss of consolidated subsidiary	—	—	455,000

Net Income (Loss)	$2,778,000	$(9,455,000)	$137,000

Basic Earnings (Loss) Per Common Share	$0.06	$(0.24)	$0.01

Diluted Earnings (Loss) Per Common Share	$0.06	$(0.24)	$0.00

Weighted-average common shares outstanding	46,179,770	39,902,169	24,154,797
Convertible preferred stock			10,531,092
Stock options and warrants	3,277,950	—	2,381,982

Diluted weighted-average common shares outstanding	49,457,720	39,902,169	37,067,871

See accompanying notes to consolidated financial statements.

RAE Systems, Inc.

Consolidated Statements of Shareholders' Equity

(Notes 10 and 15)

	Common Stock				Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital	Deferred Compensation
	Shares	Amount					Total
Balances, January 1, 2001	23,409,163	$23,000	$391,000	$(152,000)	$—	$2,693,000	$2,955,000
Issuance of common stock due to exercise of stock options	1,049,236	1,000	58,000	—	—	—	59,000
Issuance of common stock due to exercise of stock purchase rights	1,084,083	1,000	86,000	—	—	—	87,000
Deferred compensation related to stock options granted	—	—	766,000	(766,000)	—	—	—
Amortization of deferred compensation	—	—	—	200,000	—	—	200,000
Net income	—	—	—	—	—	137,000	137,000

Balances, December 31, 2001	25,542,482	25,000	1,301,000	(718,000)	—	2,830,000	3,438,000
Common stock issued in connection with merger, net of offering costs of $762,000	7,896,764	8,000	6,197,000	—	—	—	6,205,000
Conversion of preferred stock to common stock	10,531,092	11,000	1,289,000	—	—	—	1,300,000
Common stock issued for services	960,000	1,000	2,120,000	—	—	—	2,121,000
Common stock purchase rights granted for services	—	—	2,308,000	—	—	—	2,308,000
Common stock warrants granted for services	—	—	4,306,000	—	—	—	4,306,000
Common stock options granted for services	—	—	16,000	(16,000)	—	—	—
Issuance of common stock due to exercise of stock options	586,337	1,000	44,000	—	—	—	45,000
Compensation expense under variable accounting of common stock options	—	—	375,000	—	—	—	375,000
Amortization of deferred compensation	—	—	—	217,000	—	—	217,000
Net loss	—	—	—	—	—	(9,455,000)	(9,455,000)

Balances, December 31, 2002	45,516,675	46,000	17,956,000	(517,000)	—	(6,625,000)	10,860,000
Issuance of common stock due to exercise of stock options	692,775	1,000	128,000	—	—	—	129,000
Issuance of common stock due to exercise of warrants	632,814	—	66,000	—	—	—	66,000
Cancellation of shares	(17,638)	—	—	—	—	—	—
Common stock warrants granted for services	—	—	331,000	—	—	—	331,000
Adoption of fair value recognition provisions for stock-based employee compensation	—	—	(517,000)	517,000	—	—	—
Compensation expense under fair value accounting of common stock options	—	—	789,000	—	—	—	789,000
Components of comprehensive income:
Foreign currency translation	—	—	—	—	7,000	—	7,000
Net income	—	—	—	—	—	2,778,000	2,778,000

Total comprehensive income	—	—	—	—	—	—	2,785,000

Balances, December 31, 2003	46,824,626	$47,000	$18,753,000	$—	$7,000	$(3,847,000)	$14,960,000

See accompanying notes to consolidated financial statements.

RAE Systems, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2003	2002		2001
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
Net Income (Loss)	$2,778,000		$(9,455,000)		$137,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	753,000		583,000		448,000
Provision for doubtful accounts	38,000		50,000		162,000
Inventory reserve	253,000		235,000		30,000
Amortization of deferred compensation	—		217,000		200,000
Compensation expense under variable accounting of common stock options	—		375,000		—
Compensation expense under fair value accounting of common stock options	789,000		—		—
Common stock issued for services	—		2,121,000		—
Common stock purchase rights granted for services	—		2,308,000		—
Common stock warrants granted for services	331,000		4,306,000		—
Equity in loss of unconsolidated affiliate	276,000		284,000		—
Minority interest in loss of consolidated subsidiary	—		—		(455,000)
Deferred income taxes	(414,000)		(194,000)		(74,000)
Changes in operating assets and liabilities, net of effects of deconsolidation:
Accounts receivable	(2,942,000)		(127,000)		(290,000)
Inventories	(736,000)		304,000		(517,000)
Prepaid expenses and other current assets	(360,000)		(136,000)		2,000
Accounts payable	669,000		100,000		(129,000)
Accounts payable to affiliate	(164,000)		60,000		—
Accrued expenses	469,000		458,000		(287,000)
Income taxes payable	(778,000)		56,000		45,000
Deferred revenue	19,000		(249,000)		(218,000)

Net Cash Provided by (Used In) Operating Activities	981,000		1,296,000		(946,000)

Cash Flows From Investing Activities:
Cash relinquished in deconsolidation	—		(878,000)		—
Restricted cash	—		3,000,000		(1,000,000)
Investment in affiliate	—		(500,000)		—
Acquisition of property and equipment	(474,000)		(1,160,000)		(60,000)
Deposits and other	(245,000)		92,000		(153,000)

Net Cash (Used In) Provided By Investing Activities	(719,000)		554,000		(1,213,000)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and warrants	195,000		45,000		59,000
Proceeds from the exercise of stock purchase rights	—		—		87,000
Proceeds from merger/reorganization	—		6,967,000		—
Payment of merger cost	—		(762,000)		—
Proceeds from notes payable and lines of credit	—		—		10,926,000
Proceeds from minority shareholder investment	—		—		500,000
Payments on notes payable and lines of credit	—		(4,426,000)		(8,588,000)
Payment on capital lease obligation	(145,000)		(224,000)		(86,000)

Net Cash Provided By Financing Activities	50,000		1,600,000		2,898,000

Effect of exchange rate changes	7,000		—		—
Net Increase in Cash and Cash Equivalents	319,000		3,450,000		739,000
Cash and Cash Equivalents, beginning of period	7,193,000		3,743,000		3,004,000

Cash and Cash Equivalents, end of period	$7,512,000		$7,193,000		$3,743,000

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income taxes	$1,893,000		$274,000		$84,000
Interest	$26,000		$119,000		$285,000
Noncash Investing and Financing Activities:
Exchange of warrants for common stock	$988,000	$		$
Capital leases entered into for equipment	$—		$341,000		$12,000

See accompanying notes to consolidated financial statements.

RAE Systems Inc.

Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

(a) The Company

        RAE Systems Inc. is a leading global developer and manufacturer of rapidly deployable, multi-sensor chemical detection monitors and networks for homeland security and industrial applications. In addition, RAE has a line of portable single-sensor chemical and radiation detection products. RAE's technologically advanced products are based on proprietary technology, including portable, wireless and fixed atmospheric monitors and photo-ionization detectors and gamma and neutron detectors. RAE's products enable the military and first responders such as firefighters, law enforcement and other emergency management personnel to detect and provide early warning of weapons of mass destruction and other hazardous materials. Industrial applications include the detection of toxic industrial chemicals, volatile organic compounds and petrochemicals.

        RAE was founded in 1991 to develop technologies for the detection and early warning of hazardous materials. The Company has a broad patent portfolio consisting of 18 issued and pending patents that are the basis for many of its products. For example, RAE's patented photo-ionization detector technology allows its products to rapidly and reliably identify many toxic chemicals and vapors in the part-per-billion range readings. In 1994, RAE expanded its operations into Shanghai, China, giving the Company access to high quality, cost efficient manufacturing and world class research capabilities.

        RAE's products are used by many U.S. government agencies, including the Department of Homeland Security, the Department of Justice, and the Department of State, as well as all branches of the U.S. military, and by numerous city and state agencies. RAE's end users also include many of the world's leading corporations in the airline, automotive, computer and oil industries. The Company's products are used in civilian and government atmospheric monitoring programs in over 50 countries. Certain federal agencies and departments have standardized their programs on RAE's products for hazardous materials incident response.

(b) Merger Transaction

        On April 9, 2002, the merger between RAE Systems Inc., a California corporation, ("RAE-California"), and Nettaxi.com, a Delaware corporation, ("Nettaxi") was consummated. Nettaxi, as the surviving entity to the merger and the Registrant, changed its name to RAE Systems Inc. The stockholders of RAE-California received approximately 80% of the common stock of RAE Systems Inc. at the effective time of the merger and the RAE-California management team continued in their existing roles at RAE Systems Inc. Accordingly, the merger transaction has been accounted for as a reverse merger whereby, for accounting purposes, RAE is deemed to be the acquirer and Nettaxi is deemed to be the acquired entity. As Nettaxi had effectively ceased all revenue generating activities nine months prior to the merger and had planned to abandon (and did abandon) its business model with effect from the consummation of the merger, Nettaxi was deemed to be in substance a shell company. Accordingly, the merger has been treated as a recapitalization of RAE with no goodwill. For this reason, pro forma information giving effect to the merger is not presented (refer to Note 10).

(c) Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of RAE Systems Inc. and its subsidiaries as described below. RAE owns 100% of RAE Systems Europe ApS ("RAE Europe") and RAE Systems (Asia) Limited ("RAE Asia"). RAE Europe is a Denmark corporation which distributes and provides services for RAE's products in Europe, Australia and New Zealand, and throughout the Middle East. RAE Asia is a Hong Kong holding company. RAE Asia owns (i) 100% of RAE Systems Shanghai Incorporated ("RAE Shanghai"), formerly known as Wa-RAE Science Instruments, Ltd, (ii) 100% of RAE Systems Hong Kong Limited ("RAE Hong Kong"), and (iii) 36% of REnex Technology Ltd ("REnex"). RAE Shanghai, which is incorporated in Jiading, Shanghai designs and manufactures RAE's products for final assembly in the United States. RAE Hong Kong distributes and provides services for RAE's products in Asia and the Pacific Rim.

        REnex, a Hong Kong based research and development corporation, designs and develops a wireless platform for detection and monitoring. In July 2002, REnex completed a $3 million private placement of its capital stock. Based on the terms and conditions of the contract, RAE Asia's equity interest in REnex decreased from 47% to 36%. Prior to July 2002, RAE exercised managerial control over the day-to-day operations of REnex and controlled approximately 90% of the voting shares of REnex. Accordingly, prior to 2002, REnex was consolidated in the Company's financial statements. As RAE no longer holds a majority interest in the voting shares, the financial statements herein reflect a change in the accounting for REnex from the consolidated method to the equity method. This change has been made with effect from January 1, 2002.

        All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

        Certain amounts reported in previous years have been reclassified to conform to current year presentation.

(d) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

(e) Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. Service revenues relating to maintenance services performed by the Company, which represent less than 5% of net revenues in each of 2003, 2002, and 2001, are recognized as earned based upon contract terms, which is generally ratably over the term of service. Net revenues includes amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue No. 00-10 Accounting for Shipping and Handling Fees and Costs. Shipping fees represent approximately 1% of net revenues in each of 2003, 2002, and 2001.

        In December 1999, the Staff of the Securities and Exchange Commission (SEC) issued its Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that its current revenue recognition policies comply with the provisions of SAB No. 101.

(f) Cash and Cash Equivalents

        The Company considers all highly liquid investments having original maturities of 90 days or less to be cash equivalents.

(g) Accounts Receivable and Allowance for Doubtful Accounts

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

(h) Inventories

        Inventories are stated at the lower of cost (moving weighted average method) or market.

(i) Property and Equipment

        Property and equipment are stated at cost net of accumulated depreciation. Depreciation is provided using the straight—line method over the related estimated useful lives, as follows:

Equipment	5 to 7 years
Furniture and fixtures	5 to 7 years
Computers equipment	5 years
Automobiles	5 years
Building improvements	Lesser of 5 years or the remaining lease term

(j) Warranty Repairs

        The Company generally provides a one to three year limited warranty on its products and establishes a provision for the estimated costs of fulfilling these warranty obligations at the time the related revenue is recorded. Historically, warranty costs have been insignificant. See note 14.

(k) Research and Development

        Research and development costs incurred by the Company are expensed as incurred.

(l) Advertising Costs

        The Company expenses the costs of advertising as incurred. During the years ended December 31, 2003, 2002, and 2001, advertising expense was $1,062,000, $322,000 and $235,000, respectively.

(m) Income Taxes

        The Company reports income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. A valuation allowance is provided against the deferred tax assets to the extent that management is unable to conclude that it is more likely than not that the deferred tax assets will be realized.

(n) Long-Lived Assets

        The Company periodically reviews its long—lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its estimated fair value.

(o) Fair Values of Financial Instruments

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  •
  Cash and Cash Equivalents, Accounts Receivable and Accounts Payable:

    The carrying amount reported in the balance sheet for these items approximates fair value because of the short maturity of these instruments.

  •
  Line of Credits:

    The Company's borrowings under its lines of credit are made at floating rates based on the prime-lending rate and the carrying value of such borrowings approximates fair value. In April 2002, the Company used the proceeds received from the merger with Nettaxi to pay off and cancel its outstanding lines of credit.

    In May 2003, the Company secured a $3,000,000 line of credit at floating rates based on the prime-lending rate, of which the Company has not made any borrowings against.

        As of December 31, 2003 and 2002, the fair values of the Company's financial instruments approximate their historical carrying amounts.

(p) Translation of Foreign Currencies

        The balance sheets and income statements of the Company's foreign subsidiaries are translated at current exchange rates in effect at the end of the fiscal period. Translation gains and losses are immaterial to the consolidated financial statements. Foreign currency transaction gains and losses are included in consolidated net income.

(q) Stock-Based Incentive Programs

        Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Prior to January 1, 2003, the Company used the accounting prescribed by APB Opinion No. 25, and provided footnote disclosure of pro forma net income and earnings per share as if the fair value based method of accounting had been applied.

        In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation (Interpretation) No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, which became effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation had no significant impact on the Company's consolidated financial statements.

        In connection with becoming a public company through a reverse merger transaction, certain options granted under the Company's 1993 Stock Option Plan became subject to variable accounting in accordance with Interpretation No. 44. As of December 31, 2002, there were 2,014,941 options outstanding under the 1993 Stock Option Plan.

        In December 2002, the FASB issued statements of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, and amendment of FASB Statement No. 123 (SFAS 148). This statement provides alternative methods of transition for an entity that voluntary changes to the fair value based method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Further, SFAS 148 amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting to require disclosure about those effects in interim financial information. Effective January 1, 2003, the Company elected to adopt the fair value recognition provisions of SFAS 123 for stock-based employee compensation under the modified prospective method as provided for in SFAS 148. The effects of the adoption of SFAS 123 in accordance with SFAS 148 in the Company's financial statements for the year ended December 31, 2003 consist of a reversal of $517,000 of deferred compensation with an offsetting adjustment to additional paid-in-capital in the consolidated statements of shareholders' equity.

        SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option valuation model with the following weighted average assumptions used for grants in 2003, 2002, and 2001: dividend yield of 0%; expected volatility of 91%, 63%, and 0.1%; risk-free interest rates of 3.20%, 5.01%, and 5.02%, expected lives of five years for all plan options.

        Under the accounting provisions of SFAS No. 123, the Company's net income (loss) and the basic and diluted net income (loss) per common share would have been adjusted to the pro forma amounts below:

	December 31,
	2003	2002	2001
Net income (loss), as reported	$2,778,000	$(9,455,000)	$137,000
Add:
Stock-based employee compensation expense included in reported income, net of related tax effects	789,000	592,000	200,000
Deduct:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(789,000)	(806,000)	(212,000)

Pro forma net income (loss)	$2,778,000	$(9,669,000)	$125,000

Basic earnings (loss) per share:
As reported	$0.06	$(0.24)	$0.01
Pro forma	$0.06	$(0.24)	$0.01
Diluted earnings (loss) per share:
As reported	$0.06	$(0.24)	$0.00
Pro forma	$0.06	$(0.24)	$0.00

(r) Earnings Per Share

        The Company applies the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Anti-dilution provisions of SFAS No.128 require consistency between diluted per-common-share amounts and basic per-common share amounts in loss periods. Incremental shares attributable to the assumed exercise of 5,613,490 outstanding options and warrants would have increased diluted shares outstanding by 3,277,950 shares for the year ended December 31, 2003. Warrants and options to purchase 4,083,050 shares of common stock at prices between $1.98 per share and $24.83 per share, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

(s) Recent Accounting Pronouncements

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company's financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of this Interpretation did not have a material impact on the Company's financial position or results of operations.

2.     Inventories

        Inventories consist of the following:

December 31,	2003	2002
Raw Materials	$2,654,000	$1,914,000
Work-in-Progress	621,000	843,000
Finished Goods	384,000	419,000

	$3,659,000	$3,176,000

3.     Property and Equipment

        A summary of property and equipment follows:

December 31,	2003	2002
Equipment	$1,959,000	$1,650,000
Computer equipment	1,217,000	1,329,000
Building improvements	574,000	583,000
Furniture and fixtures	325,000	372,000
Automobiles	185,000	124,000

	4,260,000	4,058,000
Less accumulated depreciation	2,512,000	2,031,000

	$1,748,000	$2,027,000

        As of December 31, 2003 and 2002, the cost of the Company's equipment under capital leases, which consist principally of computer equipment, totaled $623,000 and $623,000, with accumulated amortization of $480,000 and $300,000 as of December 31, 2003 and 2002, respectively.

4.     Accrued Expenses

        Accrued expenses as of December 31, 2003 and 2002 are summarized as follows:

December 31,	2003	2002
Compensation and related benefits	$1,171,000	$796,000
Accrued commissions	196,000	39,000
Legal and professional	182,000	378,000
Warranty reserve	358,000	206,000
Other	252,000	271,000

	$2,159,000	$1,690,000

5.     Line of Credit

        In May 2003, the Company secured a line of credit arrangement with First Bank to borrow up to $3,000,000 at the prime lending rate. This line of credit expires in May 2004. As of December 31, 2003, the Company has not borrowed against this line.

6.     Income Taxes

        Income (loss) before income taxes and minority interest comprises:

Years ending December 31,	2003	2002	2001
Domestic	$2,673,000	$(9,511,000)	$(94,000)
Foreign	837,000	192,000	(170,000)

	$3,510,000	$(9,319,000)	$(264,000)

        Income tax expense (benefit) comprises:

2003	Current	Deferred	Total
Federal	$923,000	$(462,000)	$461,000
State	2,000	48,000	50,000
Foreign	221,000	—	221,000

	$1,146,000	$(414,000)	$732,000

2002	Current	Deferred	Total
Federal	$240,000	$(32,000)	$208,000
State	1,000	(162,000)	(161,000)
Foreign	89,000	—	89,000

	$330,000	$(194,000)	$136,000

2001	Current	Deferred	Total
Federal	$89,000	$4,000	$93,000
State	1,000	(78,000)	(77,000)
Foreign	38,000	—	38,000

	$128,000	$(74,000)	$54,000

        The following summarizes the differences between the income tax expense and the amount computed by applying the Federal income tax rate in 2003, 2002, and 2001 to income before income taxes:

Years ending December 31,	2003	2002	2001
Federal income tax (benefit) at statutory rate	$1,193,000	$(3,169,000)	$(90,000)
Nondeductible expenses	360,000	3,194,000	90,000
Effects of foreign operations	(12,000)	280,000	205,000
Release of prior year tax liability	(574,000)	—	—
Change in valuation allowance	(222,000)	—	—
Federal tax credits	(47,000)	(100,000)	(101,000)
State income taxes, net of federal benefit	294,000	3,000	21,000
State tax credits	(260,000)	(72,000)	(71,000)

	$732,000	$136,000	$54,000

        Deferred tax assets and liabilities as of December 31, 2003 and 2002 were comprised of the following:

December 31,	2003	2002
Deferred tax assets:
Allowance for doubtful accounts	$72,000	$72,000
Inventories	175,000	146,000
Accrued vacation	185,000	156,000
Other accruals	156,000	155,000
Capitalized research and development	1,772,000	1,994,000

Unrealized foreign losses	430,000	320,000
Federal tax credits	—	153,000
State income taxes and credits	156,000	170,000

	2,946,000	3,166,000

Valuation allowance	(2,202,000)	(2,314,000)

Total deferred tax assets	$744,000	$852,000

Deferred tax liabilities:
Fixed assets	$(78,000)	$(157,000)
Foreign earnings	—	(443,000)

Total deferred tax liabilities	(78,000)	(600,000)

Net deferred tax assets	$666,000	$252,000

        In assessing the recoverability of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and tax planning strategies in making this assessment. Based on the foregoing, management believes that it is more likely than not that the Company will realize the benefits of certain deductible differences existing at December 31, 2003 and 2002.

        At December 31, 2003, a valuation allowance in the amount of $2,202,000 has been established against the deferred tax assets as management is unable to concluded at this time that it is more likely than not that the Company will realize the tax benefit of all of its deferred tax assets. During 2003, the valuation allowance was reduced by $222,000 to reflect the Company's realization in 2003 of certain tax benefits attributable to its deferred tax assets. Management will continue to evaluate the appropriateness of its valuation allowance in light of current and anticipated future taxable income.

        During 2003, the Company reduced its income tax expense by $574,000 upon the release of prior year tax liability, including $443,000 upon settlement with the Internal Revenue Service of certain outstanding tax assessments originating in prior years.

        U.S. income taxes were provided for deferred taxes on undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in such companies. There has been no provision for U.S. income taxes for the remaining undistributed earnings of approximately $1,511,000 as of December 31, 2003, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. If such earnings were distributed, additional U.S. taxes of approximately $514,000 would accrue after utilization of U.S. tax credits. Any foreign withholding taxes incurred as a result of the remittance of all previously undistributed earnings would be creditable against U.S. tax liabilities.

        As of December 31, 2003, the Company had research credit carryforwards of approximately $0 and $297,000 for Federal and California income tax purposes, respectively. The California credits are not subject to expiration under current California tax law.

7.     Operating and Capital Leases

        The Company and its subsidiaries lease certain manufacturing, warehousing, and other facilities under operating leases expiring in various years through 2009. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. Total rent expense for the years ended December 31, 2003, 2002, and 2001 was $666,000, $657,000, and $661,000, respectively. The Company also leases certain computer equipment under capital leases expiring in various years through 2005. As of December 31, 2003, future minimum rental payments required under operating and capital leases are as follows:

Year Ending December 31,	Operating Leases	Capital Leases
2004	$586,000	$129,000
2005	563,000	—
2006	512,000	—
2007	396,000	—
Thereafter	931,000	—

Total minimum lease payments	$2,988,000	129,000

Less: Amount representing interest		7,000

Present value of minimum lease payments		122,000
Less: Current portion		(122,000)

Long-term capitalized lease obligation		$—

8.     Employee Benefit Plans

        The Company has a defined contribution 401(k) plan (the Plan) for its domestic employees. The Plan is available to all employees who have reached the age of twenty-one and who have completed three months of service with the Company. Under the Plan, eligible employees may defer a portion of their salaries as their contributions to the Plan. The Company's contributions are determined based on 25% of the first 6% of the covered employee's salary, subject to statutory maximum levels. Contributions to the Plan totaled $74,000, $60,000, and $48,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

9.     Concentrations

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its domestic and foreign cash and cash equivalents with high quality financial institutions. Domestic cash balances are insured by the Federal Deposit Insurance Company up to $100,000 per bank. As of December 31, 2003 and 2002, the Company had deposits at several domestic financial institutions in excess of insured limits of $3,856,000 and $5,189,000, respectively. Also, the Company had deposits at several foreign financial institutions, which are not insured, that aggregated $3,356,000 and $1,715,000 as of December 31, 2003 and 2002, respectively.

        A significant portion of the Company's revenues and accounts receivable are derived from sales made to distributors located primarily throughout North America, as well as Europe and Asia. The following table presents certain data by geographic area:

December 31,	2003	2002	2001
Net sales to customers:
United States	$21,842,000	$14,055,000	$13,086,000

International:
Asia	4,070,000	3,398,000	2,330,000
Europe	3,526,000	2,156,000	1,796,000
Canada and Mexico	1,260,000	1,290,000	1,014,000
All other	635,000	945,000	788,000

	9,491,000	7,789,000	5,928,000

Total consolidated net sales to customers	$31,333,000	$21,845,000	$19,014,000

Property and equipment, net:
United States	$624,000	$815,000	$732,000
Europe	8,000	—	—
Asia	1,116,000	1,212,000	470,000

Total property and equipment, net	$1,748,000	$2,027,000	$1,202,000

        No individual customer comprised more than 10% of consolidated net sales in 2003, 2002, and 2001. The Company believes any risk of accounting loss is significantly reduced due to the diversity in customers, geographic sales areas and the Company extending credit based on established limits or terms. The Company performs credit evaluations of its customers' financial condition whenever necessary, and generally does not require cash collateral.

10.   Shareholders' Equity

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

        In connection with the merger, the Company received $6,967,000 in cash from Nettaxi in exchange for the issuance of 7,896,764 shares of the Company's common stock. These proceeds were reduced by $762,000 to reflect cash expenses incurred that were directly attributable to the merger. As discussed more fully below, the Company also incurred a total of $8,735,000 in merger costs attributable to the fair value of certain equity instruments issued in connection with the merger. The $8,735,000 has been included in operating expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002.

        The shares of the Company's preferred stock outstanding at the time of the merger were automatically converted into common stock at the rate of four shares of common stock for each share of preferred stock.

        In connection with the closing of the merger, the Company recorded a $2,121,000 non-cash compensation charge for 960,000 shares of common stock issued to a financial adviser for services rendered.

Common Stock Purchase Rights

        In December 2001, the Company issued 1,084,083 non-plan stock purchase rights, which vested and were exercisable immediately, to an officer, a director and a consultant at an exercise price of approximately $0.08 per share. Under the terms of the stock purchase agreement with these individuals, the shares were placed in escrow and were earned upon consummation of the merger with Nettaxi.com. On April 9, 2002, the effective date of the merger, the fair value of the Company's stock was $2.21. Based on the fair value of the respective equity instruments as of April 9, 2002, the Company recorded a non-cash compensation charge of $2,308,000 relating to these stock purchase rights.

Warrants

        A summary of the Company's warrants as of December 31, 2003 and 2002, and changes during 2003 is presented in the following table:

Exercise price	Warrants outstanding as of December 31, 2002	Issued 2003	Cancelled 2003	Exercised 2003	Warrants outstanding as of December 31, 2003	Expire date
$ 0.54	—	24,000	—	—	24,000	Apr-07
$ 0.57	61,729	—	—	(61,729)	—	Dec-03
$ 0.68	97,002	—	—	(97,002)	—	Jun-03
$ 0.74	282,188	—	—	(17,637)	264,551	Apr-05
$ 1.07	—	450,000	—	—	450,000	Jun-07
$ 1.13	352,734	—	—	(352,734)	—	Apr-12
$ 1.19	1,750,000	—	—	(455,000)	1,295,000	Apr-05
$ 1.98	61,729	—	—	—	61,729	Oct-05
$ 8.51	388,008	—	—	—	388,008	Jun-05
$15.65	68,694	—	(68,694)	—	—	Jan-03
$22.68	2,754,278	—	(35,274)	—	2,719,004	Jan-05
$24.83	47,565	—	—	—	47,565	Aug-04
$70.17	8,819	—	(8,819)	—	—	Jan-03

	5,872,746	474,000	(112,787)	(984,102)	5,249,857

        In April 2002, in connection with the closing of the merger, the Company issued warrants, which vested immediately as follows:

  (a)
  Warrants to purchase 1,750,000 shares of common stock at $1.19 per share, exercisable over three years. The Company has the option to redeem these warrants, at a redemption price of $0.05 per share, if the Company's common stock trades at a price equal to or greater than $6.00 per share for 20 consecutive days. In 2003, 455,000 of these warrants were exchanged for 221,130 shares of common stock based on a cashless exercise.

  (b)
  Warrants to purchase 352,734 shares of common stock at $1.13 per share, exercisable over ten years. In 2003, all of these 352,734 warrants were exchanged for 251,468 shares of common stock based on a cashless exercise.

        The Company recognized a total of $4,306,000 in non-cash compensation for the warrants issued in (a) and (b) above, based on the estimated fair value of the warrants at date of grant. The Company estimates the fair value of warrants at the grant date by using the Black-Scholes valuation model with the following weighted-average assumptions used for grants in 2002: dividend yield of 0%; expected volatility of 174%; risk-free interest rate of 5.62%; and the contractual lives of the warrant.

        In 2003, the Company issued 63,214 shares of common stock in exchange for 79,366 warrants based on cashless exercises and issued 97,002 shares of common stock for cash proceeds of $66,000 due to the exercise of warrants.

        In April 2003, the Company issued warrants to purchase 24,000 shares of the Company's common stock at an exercise price of $0.54. The warrants vest ratably over a 12 month period and are exercisable over a four year period.

        In June 2003, the Company issued warrants to purchase 450,000 shares of the Company's common stock at an exercise price of $1.07 per share to a third party for financial advisory services. The warrants vested immediately, are non-forfeitable and are exercisable over a four year period.

Non-Plan Stock Options

        In 2002, the Company granted certain of its Directors Non-Plan Options to purchase 400,000 shares of non-plan restricted stock at a weighted-average exercise price of $0.985. The options vest 25% after one year with the remainder vesting monthly over the following three years and are exercisable over ten years.

Stock Option Plan

        In August 1993, the Company's Board of Directors adopted the 1993 Stock Option Plan and in May 2002, the Board of Directors adopted the 2002 Stock Option Plan (collectively "the Plans"), which is subject to its ratification by the shareholders. The Plans authorizes the grant of options to purchase shares of common stock to employees, directors, and consultants of the Company and its affiliates. The options are a combination of both incentive and non-statutory options.

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

        As of December 31, 2003, the Company has reserved 1,338,210 shares of common stock for issuance under the 1993 Stock Option Plan and 4,910,229 shares of common stock for issuance under the 2002 Stock Option Plan. As of December 31, 2003, the Company had 2,201,756 shares of common stock available for future grant under the 2002 Stock Option Plan.

        A summary of the status of the Company's stock option plan as of December 31, 2003, 2002, and 2001, and changes during the years then ended is presented in the following table:

	Options Outstanding
	December 31, 2003		December 31, 2002		December 31, 2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning	3,453,441	$0.45	2,693,974	$0.07	2,793,837	$0.06
Granted	1,705,244	$2.19	1,669,500	$0.99	1,479,801	$0.08
Exercised	(692,775)	$0.19	(586,337)	$0.08	(1,049,236)	$0.06
Cancelled	(419,227)	$0.88	(323,696)	$0.91	(530,428)	$0.07

Ending	4,046,683	$1.18	3,453,441	$0.45	2,693,974	$0.07

Exercisable at year-end	1,521,968		1,148,699		906,240

Weighted-average fair value of options granted during the period:
		$1.68		$0.56		$0.58

        The following table summarizes information about stock options outstanding as of December 31, 2003:

Exercise Prices	Number Outstanding	Contractual Life (Years)	Exercise Prices	Number Exercisable	Exercise Prices
$0.01 - 0.50	1,338,210	3.52	$0.08	992,555	$0.08
$0.51 - 1.00	433,167	8.96	$0.59	77,038	$0.63
$1.01 - 1.50	1,408,562	8.64	$1.10	448,018	$1.06
$1.51 - 3.00	—	—	$—	—	$—
$3.01 - 3.50	866,744	9.82	$3.33	4,357	$3.15

	4,046,683		$1.18	1,521,968	$0.40

        The Company historically accounted for its stock-based awards using the intrinsic value method in accordance with APB No. 25. Prior to January 1, 2003, compensation cost has been recognized for stock options in the accompanying financial statements if, on the date of grant, the current market value of the underlying common stock exceeded the exercise price of the stock options at the date of grant. In connection with the merger with Nettaxi, which was completed in April 2002, certain options granted under the Company's 1993 Stock Option Plan are subject to variable accounting. During the year ended December 31, 2002, the Company recognized non-cash compensation in the amount of $375,000 relating to option that are subject to variable accounting. Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS No. 123 for stock-based employee compensation.

        During the years ended December 31, 2002 and 2001, deferred compensation of approximately $0, and $766,000, respectively, was recorded for options granted at an exercise price below the estimated fair market value of the underlying common stock, of which approximately $217,000 and $200,000 was amortized to compensation expense in 2002 and 2001, respectively. In connection with the adopted of SFAS No. 123, effective January 1, 2003, the unamortized deferred compensation balance of $517,000 was eliminated against additional paid-in-capital in accordance with SFAS No. 148.

Other Comprehensive Income

        The components of other comprehensive income for the year ended December 31, 2003, and the accumulated other comprehensive income at December 31, 2003, consist of foreign currency translation in the amount of $7,000. There were no components of other comprehensive income in any periods prior to 2003.

11.   Commitments and Contingencies

Royalty

        Commencing January 1, 2001 and continuing through December 31, 2009, the Company is required to pay Dragerwerk a royalty equal to 7.5% of net sales of certain licensed products relating to U.S. Patent No. 5,654,498 issued August 5, 1997 and entitled "Device for the Selective Detection of a Component in a Gas Mixture", manufactured or imported for sale by or for the Company in the United States. During the years ended December 31, 2003, 2002, and 2001, the Company incurred royalty expense of $60,000, $51,000, and $48,000, respectively.

Litigation

        From time to time, the Company is engaged in various legal proceedings incidental to its normal business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations or cash flows.

12.   Related Party Transactions

(a)
Renex Technologies, Ltd.

        Summarized financial data for REnex (the Company's 36% owned subsidiary accounted for under the equity method with effect from January 1, 2002) as of and for the year ended December 31, 2003 and 2002 is as follows:

	December 31,
	2003	2002
Cash and cash equivalents	$1,523,000	$2,448,000
Other current assets	211,000	—

Total current assets	1,734,000	2,448,000
Due from affiliates	594,000	758,000
Other noncurrent assets	456,000	342,000

	$2,784,000	$3,548,000

Total current liabilities	$13,000	$12,000
Total shareholders' equity	2,771,000	3,536,000

	$2,784,000	$3,548,000

	Years Ended December 31,
	2003	2002
Revenues	$59,000	—
Cost of Sales	27,000	—
Operating expenses	797,000	674,000

Operating and net loss	$(765,000)	(674,000)

(b)
TangRAE

        Certain of the Company's sales made into the China market are made through TangRAE, a China distribution company that is owned by two individuals, one of whom is a current employee and one of whom is a former employee of one of the Company's wholly-owned subsidiaries. TangRAE was organized as a sales office solely to facilitate the sale of the Company's product into the China market. Total sales made by the Company to TangRAE amounted to $739,000, $351,000 and $0 for 2003, 2002, and 2001, respectively.

13.   Quarterly Information (Unaudited)

        The summarized quarterly financial data presented below reflect all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

Year Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2003
Net revenues	$7,340,000	$7,459,000	$7,969,000	$8,565,000	$31,333,000
Gross profit	4,427,000	4,843,000	4,686,000	5,291,000	19,247,000
Operating income	974,000	1,013,000	966,000	872,000	3,825,000
Net income	$775,000	$795,000	$725,000	$483,000	$2,778,000
Per common share:
Basic:	$0.02	$0.02	$0.02	$0.01	$0.06
Diluted:	$0.02	$0.02	$0.01	$0.01	$0.06

Year Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2002
Net revenues	$4,545,000	$5,168,000	$5,869,000	$6,263,000	$21,845,000
Gross profit	2,521,000	3,016,000	3,467,000	4,067,000	13,071,000
Operating (loss) income	(70,000)	(9,914,000)	448,000	566,000	(8,970,000)
Net (loss) income	$(179,000)	$(10,017,000)	$360,000	$381,000	$(9,455,000)
Per common share:
Basic:	$(0.01)	$(0.23)	$0.01	$0.01	$(0.24)
Diluted:	$(0.01)	$(0.23)	$0.01	$0.01	$(0.24)

14.   Supplemental Disclosures

        The following is supplemental disclosure of valuation and qualifying accounts.

Description	Balance as of Beginning of Year	Additions Charged to Expenses	Deductions	Balance as of End of Year
2003:
Allowance for doubtful accounts	$176,000	$38,000	$(38,000)	$176,000
2002:
Allowance for doubtful accounts	$200,000	$50,000	$(74,000)	$176,000
2001:
Allowance for doubtful accounts	$75,000	$162,000	$(37,000)	$200,000

Description	Balance as of Beginning of Year	Additions Charged to Expenses	Deductions	Balance as of End of Year
2003:
Inventory reserve	$365,000	$253,000	$(343,000)	$275,000
2002:
Inventory reserve	$130,000	$235,000	$—	$365,000
2001:
Inventory reserve	$100,000	$30,000	$—	$130,000

Description	Balance as of Beginning of Year	Additions Charged to Expenses	Deductions	Balance as of End of Year
2003:
Warranty reserve	$206,000	$311,000	$(159,000)	$358,000
2002:
Warranty reserve	$111,000	$95,000	$—	$206,000
2001:
Warranty reserve	$104,000	$7,000	$—	$111,000

15.   Subsequent Events

        On January 28, 2004, the Company closed its public offering of 8,050,000 shares of its common stock at $4.25 per share, less the applicable underwriting discount. The proceeds, which approximated $32.2 million, will be used for potential mergers and acquisitions, working capital, and for general corporate purposes.

QuickLinks

PART 1
  ITEM 1. BUSINESS.
Industry Background
Our Strengths
Our Strategy
FACTORS THAT MAY AFFECT FUTURE RESULTS
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV.
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.
SIGNATURES
INDEX TO EXHIBITS
Contents
  Report of Independent Certified Public Accountants
RAE Systems Inc. Consolidated Balance Sheets
RAE Systems Inc. Consolidated Statements of Operations
RAE Systems, Inc. Consolidated Statements of Shareholders' Equity (Notes 10 and 15)
RAE Systems, Inc. Consolidated Statements of Cash Flows
RAE Systems Inc. Notes to Consolidated Financial Statements