Form 10-Q
period 2004-03-31
RAE SYSTEMS INC
filed 2004-05-05
CIK 1084876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2004
Common Stock, $0.001 Par Value	56,581,920

RAE Systems Inc.

PART I. Financial Information

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation under the modified prospective method as provided for in SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123. These fair value recognition provisions generally result in stock-based compensation charges for options granted under our 1993 and 2002 stock option plans. While our interim financial statements herein for the quarter ended March 31, 2004 reflect a non-cash compensation charge related to options of $363,000, these charges may increase significantly depending on the number of options granted in the future and, to a lesser extent, upon the volatility of our stock and the life of such options.

Item 1. RAE Systems Inc. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

RAE Systems Inc.

Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$31,123,000	$7,512,000
Short-term investments	6,689,000	—
Accounts receivable, net of allowance for doubtful accounts of $247,000 and $176,000, respectively	5,741,000	5,380,000
Accounts receivable from affiliate	139,000	—
Inventories	4,351,000	3,659,000
Prepaid expenses and other current assets	758,000	762,000
Deferred income taxes	666,000	666,000

Total Current Assets	49,467,000	17,979,000

Property and Equipment, net	1,926,000	1,748,000
Deposits and Other Assets	272,000	327,000
Investment in Unconsolidated Affiliate	441,000	509,000

	$52,106,000	$20,563,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,517,000	$1,611,000
Accounts payable to affiliate	—	594,000
Accrued expenses	2,170,000	2,159,000
Income taxes payable	783,000	948,000
Current portion of deferred revenue	69,000	67,000
Current portion of capital lease obligations	93,000	122,000

Total Current Liabilities	4,632,000	5,501,000

Deferred Revenue, net of current portion	90,000	102,000

Total Liabilities	4,722,000	5,603,000

Commitments and Contingencies

Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 55,601,349 and 46,824,626 shares issued and outstanding, respectively	56,000	47,000
Additional paid-in capital	51,051,000	18,753,000
Accumulated other comprehensive (loss) income	(61,000)	7,000
Accumulated deficit	(3,662,000)	(3,847,000)

Total Shareholders’ Equity	47,384,000	14,960,000

	$52,106,000	$20,563,000

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Income

RAE Systems Inc.

Condensed Consolidated Statements of Income

	Three months ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Net Sales	$8,182,000	$7,339,000
Cost of Sales	2,979,000	2,912,000

Gross Margin	5,203,000	4,427,000

Operating Expenses:
Sales and marketing	2,067,000	1,470,000
Research and development	920,000	706,000
General and administrative	1,635,000	1,188,000
Legal fees and settlement costs	77,000	89,000

Total Operating Expenses	4,699,000	3,453,000

Operating Income	504,000	974,000

Other Income (Expense):
Interest income	75,000	9,000
Interest expense	(4,000)	(8,000)
Other, net	17,000	1,000
Equity in loss of unconsolidated affiliate	(68,000)	(66,000)

Other Income (Expense), net:	20,000	(64,000)

Income Before Income Taxes	524,000	910,000
Income Taxes	339,000	135,000

Net Income	$185,000	$775,000

Basic Earnings Per Common Share	$0.00	$0.02

Diluted Earnings Per Common Share	$0.00	$0.02

Weighted-average common shares outstanding	52,874,797	45,637,578
Stock options and warrants	4,317,663	1,397,375

Diluted weighted-average common shares outstanding	57,192,460	47,034,953

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Cash Flows

RAE Systems Inc.

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
Net Income	$185,000	$775,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	180,000	187,000
Provision for doubtful accounts	71,000	—
Inventory reserve	81,000	43,000
Compensation expense under fair value accounting of common stock options	363,000	125,000
Common stock warrants granted for services	42,000	—
Equity in loss of unconsolidated affiliate	68,000	66,000
Changes in operating assets and liabilities:
Accounts receivable	(432,000)	(923,000)
Accounts receivable from affiliate	(139,000)	—
Inventories	(773,000)	(393,000)
Prepaid expenses and other current assets	(38,000)	(60,000)
Accounts payable	(94,000)	534,000
Accounts payable to affiliate	(594,000)	(13,000)
Accrued expenses	11,000	(13,000)
Income taxes payable	(165,000)	41,000
Deferred revenue	(10,000)	(10,000)

Net Cash (Used In) Provided By Operating Activities	(1,244,000)	359,000

Cash Flows From Investing Activities:
Short-term investments	(6,689,000)	—
Acquisition of property and equipment	(358,000)	(116,000)
Deposits and other	55,000	(22,000)

Net Cash Used In Investing Activities	(6,992,000)	(138,000)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and warrants	154,000	20,000
Proceeds from the sale of common stock	32,160,000	—
Offering costs	(370,000)	—
Payment on capital lease obligation	(29,000)	(52,000)

Net Cash Provided By Financing Activities	31,915,000	(32,000)

Effect of exchange rate changes	(68,000)	—
Net Increase in Cash and Cash Equivalents	23,611,000	189,000
Cash and Cash Equivalents, beginning of period	7,512,000	7,193,000

Cash and Cash Equivalents, end of period	$31,123,000	$7,382,000

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income taxes	$279,000	$100,000
Interest	$3,000	$9,000
Noncash Investing and Financing Activities:
Exchange of warrants for common stock	$131,000	$—

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Shareholders’ Equity

RAE Systems Inc.

Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2003	46,824,626	$47,000	$18,753,000	$7,000	$(3,847,000)	$14,960,000
Issuance of common stock due to exercise of stock options	648,391	1,000	153,000	—	—	154,000
Issuance of common stock due to exercise of warrants	78,332	—	—	—	—	—
Proceeds from the sale of common stock, net of offering costs of $370,000	8,050,000	8,000	31,782,000	—	—	31,790,000
Compensation expense under fair value accounting of common stock options	—	—	363,000	—	—	363,000
Components of comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(68,000)	—	(68,000)
Net income	—	—	—	—	185,000	185,000

Balances, March 31, 2004 (Unaudited)	55,601,349	$56,000	$51,051,000	$(61,000)	$(3,662,000)	$47,384,000

(See accompanying notes to condensed consolidated financial statements)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – The Company

RAE Systems Inc. is a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical detection monitors and networks for homeland security and industrial applications. In addition, RAE offers a full line of portable single-sensor chemical and radiation detection products. RAE’s technologically advanced products are based on proprietary technology, and include portable, wireless and fixed atmospheric monitors and photo-ionization sensors, and gamma and neutron detectors. RAE’s products enable the military and first responders such as firefighters, law enforcement and other emergency management personnel to detect and provide early warning of weapons of mass destruction and other hazardous materials. Industrial applications include the detection of toxic industrial chemicals, volatile organic compounds and petrochemicals.

RAE Systems was founded in 1991 to develop technologies for the detection and early warning of hazardous materials. RAE has a broad patent portfolio consisting of 18 issued and pending patents that are the basis for many of its products. For example, RAE’s patented photo-ionization detector technology allows its products to rapidly and reliably indicate many toxic chemicals and vapors in the part-per-billion range readings. In 1994, RAE expanded its operations into Shanghai, China, giving the Company access to high-quality, cost-efficient manufacturing and world-class research capabilities.

RAE Systems’ products are used by many U.S. government agencies, including the Department of Homeland Security, the Department of Justice, and the Department of State, as well as all branches of the U.S. military, and by numerous city and state agencies. RAE’s end users also include many of the world’s leading corporations in the airline, automotive, computer and oil industries. The Company’s products are used in civilian and government atmospheric monitoring programs in over 50 countries. Several government agencies and departments have standardized their programs based on RAE’s products for hazardous materials incident response.

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

Earnings Per Share

The Company applies the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common share amounts in loss periods. Incremental shares attributable to the assumed exercise of 6,137,572 options and warrants have increased the diluted shares outstanding by 4,317,663, for the three-month period ended March 31, 2004. Warrants and options outstanding to purchase 3,344,577 shares at exercise prices between $5.35 per share and $24.83 per share were not included in the computation of diluted earnings per share for the three-month period ended March 31, 2004 because the exercise prices were greater than the average market price of the common stock.

Stock-Based Compensation

During the first quarter of fiscal 2003, the Company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, (SFAS 123) for stock-based employee compensation, effective as of January 1, 2003. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in the three months ended March 31, 2004 and 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS 123 been applied to all awards granted. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$185,000	$775,000

Add: Stock-based employee compensation included in reported net income, net of related tax effects	363,000	125,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(363,000)	(125,000)

Pro forma net income	$185,000	$775,000

Basic earnings per share:
As reported	$0.00	$0.02
Pro forma	$0.00	$0.02
Diluted earnings per share:
As reported	$0.00	$0.02
Pro forma	$0.00	$0.02

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2003, the EITF issued EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable to the Company starting with the third quarter beginning July 1, 2004. The Company is currently evaluating the potential impact of this pronouncement on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Note 3– Commitments and Contingencies

Royalty

Commencing January 1, 2001 and continuing through December 31, 2009, the Company is required to pay Dragerwerk a royalty equal to 7.5% of net sales of certain licensed products relating to U.S. Patent No. 5,654,498 issued August 5, 1997 and entitled “Device for the Selective Detection of a Component in a Gas Mixture”, manufactured or imported for sale by or for the Company in the United States. During the three-month periods ended March 31, 2004 and 2003, the Company incurred royalty expenses of $10,800 and $11,300, respectively.

Litigation

The Company is engaged in various ongoing legal proceedings incidental to its normal business activities. The Company is unable, however, to predict the outcome of these matters, or reasonably estimate a range of possible losses given the current status of the litigation.

Note 4 – Warranty Reserve

Product warranty liabilities are provided for as described in Note 2 to these condensed consolidated financial statements. Following is a summary of the changes in these liabilities during the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Provision for products sold during period	$169,000	$49,000

Adjustment of prior period provision	—	95,000
Claims paid during the period	(195,000)	—

Net increase (decrease) in liability	(26,000)	144,000
Balance beginning of period	358,000	206,000

Balance, end of period	$332,000	$350,000

Note 5 – Transactions with Affiliates

Certain of the Company’s sales made into the China market are made through TangRAE, a China distribution company that is owned by two individuals, one of whom is a current employee and one of whom is a former employee of one of the Company’s wholly-owned subsidiaries. TangRAE was organized as a sales office solely to facilitate the sale of the Company’s product into the China market. Total sales made by the Company to TangRAE amounted to $167,000 and $118,000 for the period ended March 31, 2004 and 2003, respectively.

Note 6 – Subsequent Event

In April 2004, the Company signed a definitive agreement to acquire a 64% interest in Ke Li Heng (“KLH”), a privately-held company for a purchase price of $9 million. KLH is a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment.

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

RESULTS OF OPERATIONS – Quarter ended March 31, 2004

Net Sales. Net sales increased from $7.3 million for the quarter ended March 31, 2003 to $8.2 million for the quarter ended March 31, 2004, an increase of 11.5%. This increase was primarily due to an increase in government sales, particularly for homeland security applications where we recognized a $657,000 increase in sales of our wireless mobile sensor products.

Cost of Sales. Cost of sales increased from $2.9 million for the quarter ended March 31, 2003 to $3.0 million for the quarter ended March 31, 2004, an increase of 2.3%. Gross margins increased from $4.4 million, or 60.3% of revenue, for the quarter ended March 31, 2003 to $5.2 million, or 63.6% of revenue, for the quarter ended March 31, 2004. The increase in the cost of sales was primarily the result of an increase in sales volume. Gross margins increased due to the increased sales of our wireless mobile sensor products that have higher margins.

Sales and Marketing. Sales and marketing expenses increased from $1.5 million for the quarter ended March 31, 2003 to $2.1 million for the quarter ended March 31, 2004, an increase of 40.6%. Our sales and marketing cost increased in the United States as a result of increases in advertising and collateral expenses in the amount of $78,000. Commissions paid to outside sales representatives to support our wireless integrated systems business increased by $87,000. We also spent $305,000 to increase our sales and marketing infrastructure in order to support the anticipated sales growth in Europe and Asia. Personnel expenses in the United States also increased by $63,000 to increase our focus in the sales of our wireless mobile sensor product.

Research and Development. Research and development expenses increased from $706,000 for the quarter ended March 31, 2003 to $920,000 for the quarter ended March 31, 2004, an increase of 30.3% This was primarily due to increases in personnel expenses in the amount of $196,000 for the United States and China offices to support the development of a monitor that combines radiological and chemical sensors in a single unit, prototyping of a solution for cargo container security and inventory tracking, and adding to our line of consumable products.

General and Administrative. General and administrative expenses increased from $1.2 million for the quarter ended March 31, 2003 to $1.6 million for the quarter ended March 31, 2004. Due to the adoption of the fair value recognition provisions of SFAS 123 for stock-based employee compensation, effective January 1, 2003, under the modified prospective method as provided for in SFAS 148, we incurred a non-cash fair value accounting charge of $363,000 in connection with our outstanding options under our 1993 and 2002 stock option plans for the quarter ended March 31, 2004 as compared to a non-cash fair value accounting charge of $125,000 for the same period in 2003. For the quarter ended March 31, 2004 we also incurred non-cash accounting charges of $42,000 in connection with the issuance of warrants to our financial advisor and investor relations firms. For the quarter ended March 31, 2004, accounting fees also increased by $56,000. Additionally, personnel expenses in the United States increased by $49,000 to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

Legal Fees and Settlement Costs. Legal fees and settlement costs decreased slightly from $89,000 for the quarter ended March 31, 2003 to $77,000 for the quarter ended March 31, 2004. Legal fees are at a minimum and are primarily for general corporate matters.

Other Income (Expenses), net. Other Expense, net for the three-month period ended March 31, 2003 was $64,000. For the same period in 2004, we had Other Income, net of $20,000, a difference of $84,000. The difference was primarily due to an increase in interest income of $66,000 resulting from having raised a net of $31.8 million through our public offering which closed on January 28, 2004.

Income Taxes. For the quarters ended March 31, 2003 and 2004, we recognized tax expenses of $135,000 and $339,000, respectively. Tax expenses were higher in 2004 due to the $363,000 in non-cash fair value accounting charges that were not tax deductible. Income taxes were also higher because of prior year credit carryforwards that were not available in 2004.

Net Income. Net income for the quarter ended March 31, 2003 was $775,000. For the same period in 2004, we had net income of $185,000. The decrease in net income was primarily attributable to increases in sales and marketing to support the anticipated sales growth in Europe and Asia, an increase in research and development expenses to support the development of a monitor that combines radiological and chemical sensors in a single unit, prototyping of a solution for cargo container security and inventory tracking, and adding to our line of consumable products, an increase in general and administrative expenses resulting from an increase in non-cash accounting charges related to the issuances of options and warrants, and an increase in the tax provision. These were partially offset by a relative decrease in the cost of sales due to the sales of our higher margin AreaRAE product.

Liquidity and Capital Resources

To date, we have financed our operations primarily through bank borrowings, revenues from operations and proceeds of issuances of equity securities. As of March 31, 2004, we had $37.8 million in cash and cash equivalents and highly-liquid short-term investments. At March 31, 2004, we had $44.8 million of working capital (the excess of current assets over current liabilities) and had a current ratio of 11:1. We also have a $3 million line of credit for future growth expansion.

Net cash used by operating activities for the three months ended March 31, 2004 was $1.2 million, as compared with net cash provided by operating activities of $359,000 for the three months ended March 31, 2003. The unfavorable effects on operating cash flows is due primarily to changes in operating assets and liabilities, specifically increases in accounts receivable of $432,000, inventories of $773,000, and accounts payable to and receivable from affiliate of $733,000. These were partially offset by compensation expense under fair value accounting of common stock options of $363,000.

Net cash used by investing activities for the three months ended March 31, 2003 was $138,000 as compared to net cash used by investing activities of $7.0 million for the three months ended March 31, 2004. The unfavorable effects on investing cash flows was primarily due to our decision to place approximately $6.7 million of proceeds received from the sale of our common stock in short-term investments.

Net cash provided by financing activities was $31.9 million for the three months ended March 31, 2004 as compared to net cash used by financing activities of $32,000 for the three months ended March 31, 2003. The favorable effects on financing cash flows was primarily the result of having raised a net of $31.8 million on January 28, 2004 in connection with the close of our public offering of 8,050,000 shares of our common stock at $4.25 per share, less the applicable underwriting discount.

In April 2004, the Company signed a definitive agreement to acquire a 64% interest in Ke Li Heng (“KLH”), a privately-held company for a purchase price of $9 million. KLH is a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment.

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

Contractual Obligations

The following table quantifies our future contractual obligations as of March 31, 2004:

	Total	2004	2005	2006	2007	2008	Thereafter
Contractual Obligations:
Operating Leases	$2,838,000	$436,000	$563,000	$512,000	$396,000	$492,000	$439,000
Capital Leases	$93,000	$93,000	$—	$—	$—	$—	$—

Total	$2,931,000	$529,000	$563,000	$512,000	$396,000	$492,000	$439,000

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

INTEREST RATE RISK

As of March 31, 2004, we had cash and cash equivalents and highly liquid short-term investments of $37.8 million. Declines of interest rate over time will limit or reduce our interest income from our short-term investments.

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

We own approximately 36% of REnex Technology Ltd., a wireless systems company still in the research and development stage, and which to date has not generated any revenues. We are required to incorporate our share of its expenses as losses in our Consolidated Statements of Operations. If REnex does not begin to generate revenues at the level we anticipate or otherwise incurs greater losses, we could incur greater losses than we anticipate and our results of operations will suffer.

The adoption of the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation as provided for in SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123 will have a significant impact on our financial statements.

In connection with our merger with Nettaxi.com, certain options under our 1993 Stock Plan became subject to variable accounting in accordance with FASB Interpretation No. 44 (FIN 44). To eliminate the variable effects of such accounting treatment, we have adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation, effective January 1, 2003, under the modified prospective method as provided for in SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123. These fair value recognition provisions generally result in stock-based compensation charges for options granted under our 1993 and 2002 stock option plans. For the quarter ended March 31, 2004, the fair value charges for options granted under our 1993 and 2002 stock option plans were $363,000.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonable likely to affect, our internal control over financial reporting.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description of Document
31.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Board of the Registrant, furnished pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph Ng, Chief Financial Officer and Vice-President, Business Development of the Registrant, furnished pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph Ng, Chief Financial Officer and Vice-President, Business Development of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

(1) On February 5, 2004, we furnished a report on Form 8-K with the Securities and Exchange Commission including our earnings release for the quarter and year ended December 31, 2003 and a transcript of a conference call conducted on February 2, 2004 to discuss our results of operations.

(3) On January 26, 2004, we filed a report on Form 8-K with the Securities and Exchange Commission exhibiting an underwriting agreement dated January 23, 2004 regarding the sale of shares to Jefferies & Company, Inc. and Merriman Curhan Ford & Co. in connection with the Company’s January public offering of 8,050,000 shares of Common Stock.

(2) On January 12, 2004, we filed a report on Form 8-K with the Securities and Exchange Commission including a press release announcing preliminary results for 2003 and guidance for 2004. The report also included a presentation for investor meetings during January, 2004 and from time to time thereafter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2004.

RAE SYSTEMS INC.

By:	/s/ Joseph Ng
Joseph Ng
Chief Financial Officer and
Vice President, Business Development

EXHIBIT INDEX

31.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Board of the Registrant, furnished pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph Ng, Chief Financial Officer and Vice-President, Business Development of the Registrant, furnished pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph Ng, Chief Financial Officer and Vice-President, Business Development of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.