Form 10-Q
period 2004-06-30
RAE SYSTEMS INC
filed 2004-08-09
CIK 1084876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2004
Common Stock, $0.001 Par Value	56,768,270

RAE Systems Inc.

PART I. Financial Information

In June 2004, 1,110,000 incentive stock options ranging in exercise prices between $3.15 and $5.35 were converted to non-qualified stock options. The conversion of such options generated a one-time income tax benefit which reduced our income tax expense and increased our net income by approximately $235,000 in the three months and six months ended June 30, 2004.

On May 27, 2004, we invested $9 million in cash for a 64% interest in Beijing Ke Li Heng Security Equipment Co., Ltd. (“KLH”). KLH is a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment. Our condensed consolidated financial statements include the results of operations of KLH since May 27, 2004.

On January 28, 2004, we closed our public offering of 8,050,000 shares of our common stock at $4.25 per share, less the applicable underwriting discount. The net proceeds, which approximated $31.8 million, will be used for mergers and acquisitions, working capital, and for general corporate purposes.

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation under the modified prospective method as provided for in SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123. These fair value recognition provisions generally result in stock-based compensation charges for options granted under our 1993 and 2002 stock option plans. While our interim financial statements herein for the three-month and six-month periods ended June 30, 2004 reflect a non-cash compensation charge related to options of $305,000 and $668,000, respectively, these charges may increase significantly depending on the number of options granted in the future and, to a lesser extent, upon the volatility of our stock and the life of such options.

In April 2003, we issued a warrant to purchase 24,000 shares of our common stock, to Rubenstein Investor Relations. The warrant vested over a period of one year and was exercisable over such period. The fair value of this warrant, assessed at $4,000, was amortized over the service period. For the three-month and six-month periods ended June 30, 2004, we took a charge related to this warrant in the amount of $0 and $1,000, respectively.

In June 2003, we issued a warrant to purchase 450,000 shares of our common stock, to Jefferies/Quarterdeck for the purpose of retaining their financial advisory services. The warrant vested immediately and is exercisable over four years. The fair value of this warrant, assessed at $329,000, will be amortized over the service period. For the three-month and six-month periods ended June 30, 2004, we have taken a charge related to this warrant in the amount of $41,000 and $82,000, respectively.

In aggregate, non-cash charges related to the issuance of options and warrants were $346,000 and $751,000, respectively, for the three-month and six-month periods ended June 30, 2004. Stock-based non-cash compensation charges have significantly impacted our financial statements, and will continue to impact the financial statements on a prospective basis.

Item 1. RAE Systems Inc. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

RAE Systems Inc.

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$24,319,000	$7,512,000
Short-term investments	9,800,000	—
Notes receivable	561,000	—
Accounts receivable, net of allowance for doubtful accounts of $710,000 and $176,000, respectively	7,965,000	5,380,000
Accounts receivable from affiliate	54,000	—
Inventories	6,668,000	3,659,000
Prepaid expenses and other current assets	1,400,000	762,000
Deferred income taxes	666,000	666,000

Total Current Assets	51,433,000	17,979,000

Property and Equipment, net	3,612,000	1,748,000

Long-term Investments	5,200,000	—

Intangible Assets	1,945,000	—

Deposits and Other Assets	274,000	327,000

Investment in Unconsolidated Affiliate	360,000	509,000

	$62,824,000	$20,563,000

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$2,806,000	$1,611,000
Bank borrowings	361,000	—
Notes payable	805,000	—
Accounts payable to affiliate	—	594,000
Accrued expenses	3,388,000	2,159,000
Income taxes payable	585,000	948,000
Current portion of deferred revenue	648,000	67,000
Current portion of capital lease obligations	62,000	122,000

Total Current Liabilities	8,655,000	5,501,000

Long term notes payable	1,109,000	—

Minority interest in consolidated entity	4,140,000	—

Deferred Revenue, net of current portion	117,000	102,000

Total Liabilities	14,021,000	5,603,000

Commitments and Contingencies

Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 56,721,514 and 46,824,626 shares issued and outstanding, respectively	57,000	47,000
Additional paid-in capital	51,473,000	18,753,000
Accumulated other comprehensive income	25,000	7,000
Accumulated deficit	(2,752,000)	(3,847,000)

Total Shareholders’ Equity	48,803,000	14,960,000

	$62,824,000	$20,563,000

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Income

RAE Systems Inc.

Condensed Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$10,385,000	$7,459,000	$18,567,000	$14,798,000

Cost of Sales	3,893,000	2,616,000	6,872,000	5,528,000

Gross Margin	6,492,000	4,843,000	11,695,000	9,270,000

Operating Expenses:
Sales and marketing	2,585,000	1,911,000	4,652,000	3,382,000
Research and development	982,000	757,000	1,902,000	1,463,000
General and administrative	1,774,000	1,162,000	3,486,000	2,438,000

Total Operating Expenses	5,341,000	3,830,000	10,040,000	7,283,000

Operating Income	1,151,000	1,013,000	1,655,000	1,987,000

Other Income (Expense):
Interest income	86,000	7,000	161,000	16,000
Interest expense	(4,000)	(6,000)	(8,000)	(14,000)
Other, net	15,000	22,000	32,000	23,000
Equity in loss of unconsolidated affiliate	(81,000)	(67,000)	(149,000)	(133,000)

Other Income (Expense), net:	16,000	(44,000)	36,000	(108,000)

Income Before Income Taxes and Minority Interest	1,167,000	969,000	1,691,000	1,879,000

Income taxes	216,000	174,000	555,000	309,000

Income Before Minority Interest	951,000	795,000	1,136,000	1,570,000

Minority interest in income of consolidated subsidiary	(41,000)	—	(41,000)	—

Net Income	$910,000	$795,000	$1,095,000	$1,570,000

Basic Earnings Per Common Share	$0.02	$0.02	$0.02	$0.03

Diluted Earnings Per Common Share	$0.02	$0.02	$0.02	$0.03

Weighted-average common shares outstanding	56,428,382	45,851,788	54,701,583	45,745,275
Stock options and warrants	3,408,703	1,697,686	3,358,512	1,525,955

Diluted weighted-average common shares outstanding	59,837,085	47,549,474	58,060,095	47,271,230

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Cash Flows

RAE Systems Inc.

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
Net Income	$1,095,000	$1,570,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	361,000	438,000
Provision for doubtful accounts	64,000	—
Inventory reserve	63,000	(180,000)
Compensation expense under fair value accounting of common stock options	668,000	280,000
Compensation expense related to warrants	83,000	27,000
Equity in loss of unconsolidated affiliate	149,000	133,000
Minority interest in income of consolidated subsidiary	41,000	—
Changes in operating assets and liabilities, net of effects of business acquisition
Accounts receivable	(458,000)	(953,000)
Accounts receivable from affiliate	(54,000)	—
Notes receivable	(561,000)	—
Inventories	(1,253,000)	(848,000)
Prepaid expenses and other current assets	(352,000)	(304,000)
Accounts payable	392,000	565,000
Accounts payable to affiliate	(594,000)	(32,000)
Accrued expenses	890,000	10,000
Income taxes payable	(412,000)	(224,000)
Deferred revenue	109,000	(72,000)

Net Cash Provided By Operating Activities	231,000	410,000

Cash Flows From Investing Activities:
Investments	(15,000,000)	—
Acquisition of property and equipment	(1,244,000)	(427,000)
Proceeds from business acquisition	683,000	—
Intangible assets	(231,000)	—
Deposits	107,000	(61,000)

Net Cash Used In Investing Activities	(15,685,000)	(488,000)

Cash Flows From Financing Activities:
Bank borrowings	241,000	—
Proceeds from exercise of stock options and warrants	272,000	93,000
Proceeds from the sale of common stock	32,160,000	—
Offering costs	(370,000)	—
Payment on capital lease obligation	(60,000)	(93,000)

Net Cash Provided By Financing Activities	32,243,000	—

Effect of exchange rate changes	18,000	—
Net Increase (Decrease) in Cash and Cash Equivalents	16,807,000	(78,000)
Cash and Cash Equivalents, beginning of period	7,512,000	7,194,000

Cash and Cash Equivalents, end of period	$24,319,000	$7,116,000

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income taxes	$654,000	$510,000
Interest	$5,000	$14,000
Noncash Inventory and Financing Activities:
Capital leases entered into for equipment	$1,413,000	$329,000

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of RAE Systems Inc. and its subsidiaries as described below. RAE owns 100% of RAE Systems Europe ApS (“RAE Europe”) and RAE Systems (Asia) Limited (“RAE Asia”). RAE Europe is a Denmark corporation which distributes and provides services for RAE’s products in Europe, Australia and New Zealand, and throughout the Middle East. RAE Asia is a Hong Kong holding company. RAE Asia owns (i) 100% of RAE Systems Shanghai Incorporated (“RAE Shanghai”), formerly known as Wa-RAE Science Instruments, Ltd, (ii) 100% of RAE Systems Hong Kong Limited (“RAE Hong Kong”), (iii) 64% of Beijing Ke Li Heng Security Equipment Co., Ltd. (“KLH”), and (iv) 36% of REnex Technology Ltd (“REnex”). RAE Shanghai, which is incorporated in Jiading, Shanghai, designs and manufactures RAE’s products for final assembly and testing in the United States. RAE Hong Kong distributes and provides services for RAE’s products in Asia and the Pacific Rim. KLH is a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment. REnex, a Hong Kong based research and development corporation, designs and develops a wireless platform for detection and monitoring.

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Earnings Per Share

The Company applies the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common share amounts in loss periods. Incremental shares attributable to the assumed exercise of 4,764,681 and 4,634,681 options and warrants have increased the diluted shares outstanding by 3,408,703 and 3,358,512, respectively, for the three-month and six-month periods ended June 30, 2004. Warrants and options outstanding to purchase 3,354,577 shares and 3,484,577 shares at exercise prices between $5.35 per share and $24.83 per share, and $5.20 per share and $24.83 per share, respectively, were not included in the computation of diluted earnings per share for the three-month and six-month periods ended June 30, 2004, respectively.

Stock-Based Compensation

During the first quarter of fiscal 2003, the Company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, (SFAS 123) for stock-based employee compensation, effective as of January 1, 2003. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in the three month and six-month periods ended June 30, 2004 and 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS 123 been applied to all awards granted. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$910,000	$795,000	$1,095,000	$1,570,000

Add: Stock-based employee compensation included in reported net income, net of related tax effects	305,000	155,000	668,000	280,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(305,000)	(155,000)	(668,000)	(280,000)

Pro forma net income	$910,000	$795,000	$1,095,000	$1,570,000

Basic earnings per share:
As reported	$0.02	$0.02	$0.02	$0.03
Pro forma	$0.02	$0.02	$0.02	$0.03
Diluted earnings per share:
As reported	$0.02	$0.02	$0.02	$0.03
Pro forma	$0.02	$0.02	$0.02	$0.03

Revenue	Recognition

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

Management accounts for its debt and equity investments as held-to-maturity. These include United States Treasury Bills, United States Corporate Bonds and Notes, United States Government Agencies, and United States Treasury Notes ranging in maturity dates from July 2004 through May 2006.

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

Note 3 - KLH Acquisition

On May 27, 2004, the Company invested $9 million in cash for a 64% interest in Beijing Ke Li Heng Security Equipment Co., Ltd. (“KLH”). KLH is a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment. The results of KLH’s operations have been included in the condensed consolidated financial statements of the Company since May 27, 2004.

The investment costs were allocated on a preliminary basis to the fair value of the assets acquired, including management’s estimate for developed technologies and liabilities assumed. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$14,062,000
Intangible Assets	1,945,000
Property and Equipment, net	981,000
Other Non-Current Assets	54,000

Assets	17,042,000

Current liabilities	$(2,603,000)
Long-term liabilities	(1,109,000)
Minority interest	(4,099,000)

Liabilities	(7,811,000)

Purchase price (including transaction costs of $231,000)	$9,231,000

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the investment had occurred as of January 1, 2003. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles, and income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$11,455,000	$8,994,000	$21,480,000	$17,752,000
Net income	$875,000	$764,000	$1,109,000	$1,689,000
Earnings per share–basic	$0.02	$0.02	$0.02	$0.04
Earnings per share–diluted	$0.01	$0.02	$0.02	$0.03

Note 4– Commitments and Contingencies

Royalty

Commencing January 1, 2001 and continuing through December 31, 2009, the Company is required to pay Dragerwerk a royalty equal to 7.5% of net sales of certain licensed products relating to U.S. Patent No. 5,654,498 issued August 5, 1997 and entitled “Device for the Selective Detection of a Component in a Gas Mixture”, manufactured or imported for sale by or for the Company in the United States. During the three-month and six-month periods ended June 30, 2004 and 2003, the Company incurred royalty expenses of $10,300 and $8,600, and $21,200 and $19,900, respectively.

Litigation

The Company is engaged in various ongoing legal proceedings incidental to its normal business activities. Although the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Note 5 – Warranty Reserve

Product warranty liabilities are provided for as described in Note 2 to these condensed consolidated financial statements. Following is a summary of the changes in these liabilities during the three-month and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Provision for product sold during period	$82,000	$50,000	$114,000	$98,000

Adjustment of prior period provision	—	(53,000)	—	43,000
Claims paid during the period	(37,000)	(30,000)	(95,000)	(30,000)

Net increase (decrease) in liability	45,000	(33,000)	19,000	111,000
Balance beginning of period	332,000	350,000	358,000	206,000

Balance, end of period	$377,000	$317,000	$377,000	$317,000

Note 6 – Transactions with Affiliates

Certain of the Company’s sales made into the China market are made through TangRAE, a China distribution company that is owned by two individuals, one of whom is a current employee and one of whom is a former employee of one of the Company’s wholly-owned subsidiaries. TangRAE was organized as a sales office solely to facilitate the sale of the Company’s product into the China market. Total sales made by the Company to TangRAE amounted to $118,000 and $292,000, and $285,000 and $410,000 for the three-month and six-month periods ended June 30, 2004 and 2003, respectively.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2003 compared to the three months ended June 30, 2004

Net Sales. Net sales increased from $7.5 million for the quarter ended June 30, 2003 to $10.4 million for the quarter ended June 30, 2004, an increase of 39.2%. This increase was primarily due to an increase in government sales, particularly for homeland security applications where we recognized a $1.4 million increase in the sales of our wireless mobile sensor and radiation products. Our net sales also increased due to the investment in KLH in the amount of $869,000, and an increase in the sales of our accessories in the amount of $639,000.

Cost of Sales. Cost of sales increased from $2.6 million for the quarter ended June 30, 2003 to $3.9 million for the quarter ended June 30, 2004, an increase of 48.8%. Gross margins increased from $4.8 million, or 64.9% of revenue, for the quarter ended June 30, 2003 to $6.5 million, or 62.5% of revenue, for the quarter ended June 30, 2004. Gross margins for the base business were $6.1 million, or 64.4% of revenue, and $368,000 for KLH, or 42.3% of revenue. Gross margins for the base business remained high due to significant increases in the sales of our higher margin integrated systems products. The investment in KLH, however, reduced our overall gross margins. KLH generated approximately 50% of its revenue from its distribution business, with inherently lower margins.

Sales and Marketing. Sales and marketing expenses increased from $1.9 million for the quarter ended June 30, 2003 to $2.6 million for the quarter ended June 30, 2004, an increase of 35.3%. Our sales and marketing cost increased due to an increase in our infrastructure to support the anticipated sales growth in the amount of $461,000, commissions paid to outside sales representatives to support our wireless integrated systems business in the amount of $140,000, and the investment in KLH in the amount of $101,000.

Research and Development. Research and development expenses increased from $757,000 for the quarter ended June 30, 2003 to $982,000 for the quarter ended June 30, 2004, an increase of 29.7%. This was primarily due to increases in research and development expenses to support the prototyping of a solution for cargo container security and indoor air security, and adding to our line of consumable and portable products.

General and Administrative. General and administrative expenses increased from $1.2 million for the quarter ended June 30, 2003 to $1.8 million for the quarter ended June 30, 2004, an increase of 52.7%. The increase in general and administrative expenses was primarily due to an increase in the fair value accounting charge of $150,000, an increase in legal fees in the amount of $241,000, and an increase due to the investment in KLH in the amount of $70,000.

Other Income (Expenses), net. Other Expense, net for the three-month period ended June 30, 2003 was $44,000. For the same period in 2004, we had Other Income, net of $16,000. This was attributable to an increase in interest income of $79,000 resulting from having raised a net of $31.8 million through our public offering which closed on January 28, 2004, partially offset by an increase in the loss of the unconsolidated entity in the amount of $14,000.

Income Taxes. For the quarters ended June 30, 2003 and 2004, we recognized tax expenses of $174,000 and $216,000, respectively. Income taxes were relatively low in both 2003 and 2004. During the quarter ended June 30, 2003, we recognized a tax expense of $174,000, consisting of a provision of $358,000 relating to the pretax income during the quarter, reduced by $184,000 relating to the settlement with the Internal Revenue Service of certain outstanding tax assessments originating in prior years. In June 2004, 1,110,000 incentive stock options ranging in exercise prices between $3.15 and $5.35 were converted to non-qualified stock options. The conversion of such options generated a one-time income tax benefit which reduced our income tax expense and increased our net income by approximately $235,000 in the three months ended June 30, 2004.

Minority Interest in Income of Consolidated Entity. For the quarter ended June 30, 2004, we recognized $41,000 in minority interest in KLH’s income generated from May 27, 2004 (the date we completed our investment in this entity) to June 30, 2004.

Net Income. Net income for the quarter ended June 30, 2003 was $795,000. For the same period in 2004, we had net income of $910,000. The increase was primarily attributable to a significant increase in the sales of our higher margin integrated systems products. These increases were partially offset by an increase in our sales and marketing and general and administrative expenses.

Six months ended June 30, 2003 compared to the six months ended June 30, 2004

Net Sales. Net sales increased from $14.8 million for the six-month period ended June 30, 2003 to $18.6 million for the quarter ended June 30, 2004, an increase of 25.5%. This increase was primarily due to an increase in government sales, particularly for homeland security applications where we recognized a $2.3 million increase in the sales of our wireless mobile sensor and radiation products. Our net sales also increased due to the investment in KLH in the amount of $869,000, and an increase in the sales of our accessories in the amount of $1.1 million.

Cost of Sales. Cost of sales increased from $5.5 million for the six-month period ended June 30, 2003 to $6.9 million for the six-month period ended June 30, 2004, an increase of 24.3%. Gross margins increased from $9.3 million, or 62.6% of revenue, for the six-month period ended June 30, 2003 to $11.7 million, or 63.0% of revenue, for the six-month period ended June 30, 2004. Gross margins for the base business were $11.3 million, or 64.0% of revenue, and $368,000 for KLH, or 42.3% of revenue. Gross margins for the base business remained high due to significant increases in the sales of our higher margin integrated systems products. The investment in KLH, however, reduced our overall gross margins. KLH generated approximately 50% of its revenue from its distribution business, with inherently lower margins.

Sales and Marketing. Sales and marketing expenses increased from $3.4 million for the six-month period ended June 30, 2003 to $4.7 million for the six-month period ended June 30, 2004, an increase of 37.6%. Our sales and marketing cost increased due to an increase in our infrastructure to support the anticipated sales growth in the amount of $832,000, commissions paid to outside sales representatives to support our wireless integrated systems business in the amount of $227,000, and the investment in KLH in the amount of $101,000.

Research and Development. Research and development expenses increased from $1.5 million for the six-month period ended June 30, 2003 to $1.9 million for the six-month period ended June 30, 2004, an increase of 30.0% This was primarily due to increases in research and development expenses to support the prototyping of a solution for cargo container security and indoor air security, and adding to our line of consumable and portable products.

General and Administrative. General and administrative expenses increased from $2.4 million for the six-month period ended June 30, 2003 to $3.5 million for the six-month period ended June 30, 2004, an increase of 43.0%. The increase was primarily due to an increase in the fair value accounting charge of $388,000, an increase in legal fees in the amount of $230,000, an increase to build the infrastructure in China in the amount of $131,000, increases in the non-cash charge for the issuances of warrants in the amount of $56,000, and increases due to the investment in KLH in the amount of $70,000.

Other Income (Expenses), net. Other Expense, net for the six-month period ended June 30, 2003 was $108,000. For the same period in 2004, we had Other Income, net of $36,000. This was attributable to an increase in interest income of $145,000 resulting from having raised a net of $31.8 million through our public offering which closed on January 28, 2004., partially offset by an increase in the loss of the unconsolidated entity in the amount of $16,000.

Income Taxes. For the six-month periods ended June 30, 2003 and 2004, we recognized tax expenses of $309,000 and $555,000, respectively. Income taxes were relatively low in both 2003 and 2004. For the six-month period ended June 30, 2003, we recognized a tax expense of $309,000, consisting of a provision of $758,000 relating to the pretax income during the period, reduced by $449,000 relating to the settlement with the Internal Revenue Service of certain outstanding tax assessments originating in prior years. In June 2004, 1,110,000 incentive stock options ranging in exercise prices between $3.15 and $5.35 were converted to non-qualified stock options. The conversion of such options generated a one-time income tax benefit which reduced our income tax expense and increased our net income by approximately $235,000 in the six months ended June 30, 2004.

Minority Interest in Income of Consolidated Entity. For the six-month period ended June 30, 2004, we recognized $41,000 in minority interest in KLH’s income generated from May 27, 2004 (the date we completed our investment in this entity) to June 30, 2004.

Net Income. Net income for the six-month period ended June 30, 2003 was $1.6 million. For the same period in 2004, we had net income of $1.1 million. The decrease in net income was primarily attributable to significant increases in sales and marketing and general and administrative expenses.

Liquidity and Capital Resources

To date, we have financed our operations primarily through bank borrowings, revenues from operations and proceeds from issuances of equity securities. As of June 30, 2004, we had $39.3 million in cash and cash equivalents and investments. At June 30, 2004, we had $42.8 million of working capital (the excess of current assets over current liabilities) and had a current ratio of 5.9:1. We also have a $10 million line of credit for future growth expansion.

Net cash provided by operating activities for the six months ended June 30, 2004 was $231,000, as compared with net cash provided by operating activities of $410,000 for the six months ended June 30, 2003. The favorable effects on operating cash flows is primarily due to net income of $1.1 million, compensation expense under fair value accounting of common stock options of $668,000, and accrued expenses of $890,000. These were partially offset by inventories in the amount of $1.2 million, accounts payable to affiliate in the amount of $594,000 and notes receivable in the amount of $561,000.

Net cash used in investing activities for the six months ended June 30, 2004 was $15.7 million as compared to net cash used in investing activities of $488,000 for the six months ended June 30, 2003. The unfavorable effects on investing cash flows was primarily due to investments in debt securities in the amount of $15 million, and the acquisition of property and equipment of $1.2 million.

Net cash provided by financing activities was $32.2 million for the six months ended June 30, 2004 as compared to zero cash provided for the six months ended June 30, 2003. The favorable effects on financing cash flows was primarily the result of having raised a net of $31.8 million on January 28, 2004 in connection with the close of our public offering of 8,050,000 shares of our common stock at $4.25 per share, less the applicable underwriting discount, and proceeds from the investment in KLH in the amount of $683,000.

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

Contractual Obligations

The following table quantifies our future contractual obligations as of June 30, 2004:

	Total	2004	2005	2006	2007	2008	Thereafter
Contractual Obligations:
Operating Leases	$2,657,000	$255,000	$563,000	$512,000	$396,000	$492,000	$439,000
Capital Leases	$62,000	$62,000	$—	$—	$—	$—	$—

TOTAL	$2,719,000	$317,000	$563,000	$512,000	$396,000	$492,000	$439,000

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

INTEREST RATE RISK

As of June 30, 2004, we had cash and cash equivalents and investments of $39.3 million. Declines of interest rate over time will limit or reduce our interest income from our investments in debt securities.

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

In addition to our recent investment in KLH, any future acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value or harm our results of operations.

In May 2004, we completed our investment in KLH, a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors. We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses related to goodwill recognition and other intangible assets, any of which could harm our business.

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

In connection with our merger with Nettaxi.com, certain options under our 1993 Stock Plan became subject to variable accounting in accordance with FASB Interpretation No. 44 (FIN 44). To eliminate the variable effects of such accounting treatment, we have adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation, effective January 1, 2003, under the modified prospective method as provided for in SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123. These fair value recognition provisions generally result in stock-based compensation charges for options granted under our 1993 and 2002 stock option plans. For the three-month and six-month periods ended June 30, 2004, the fair value charges for options granted under our 1993 and 2002 stock option plans were $305,000 and $668,000, respectively.

Our business could suffer if we lose the services of any of our executive officers.

Our future success depends to a significant extent on the continued service of our executive officers, including Robert I. Chen, Joseph Ng, Peter Hsi and Hong Tao Sun. We do no have employment agreements with any of these officers. The loss of the services of any of our executive officers could harm our business.

Our officers, directors and principal stockholders beneficially own approximately 38% of our common stock and, accordingly, may exert substantial influence over the company.

Our executive officers and directors and principal stockholders, in the aggregate, beneficially own approximately 38% of our common stock. These stockholders acting together have the ability to control all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination, and may substantially reduce the marketability of our common stock.

Recently enacted changes in the securities laws and regulations have and are likely to continue to increase our costs.

The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and American Stock Exchange have promulgated new rules. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced coverage or incur substantially higher costs to maintain or obtain coverage. In addition, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonable likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time involved in certain claims and legal proceedings as discussed in our previous reports on Form 10-K and Form 10-Q filed with the Securities and Exchange Commission. No material legal proceedings were initiated or terminated during the most recent fiscal quarter.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

At our annual meeting of stockholders held on May 5, 2004, the stockholders elected the nominees for Class II directors to our Board of Directors. The votes were as follows:

Nominee	For	Withheld Authority
Neil W. Flanzraich	45,852,580	3,732
Lyle D. Feisel	45,856,304	8

The terms for Messrs. Flanzraich and Feisel will expire at the 2007 annual meeting. The following directors’ terms of office continue until the annual meeting indicated: Robert I. Chen and Sigrun Hjelmquist (Class III term expires at the 2005 annual meeting) and Peter H. Hsi and Edward C. Ross (Class I term expires at the 2006 annual meeting).

The following matter was also submitted to an approved by a vote of the stockholders with the results of the voting being as shown:

Proposal to ratify the appointment of BDO Seidman, LLP as our independent accountants for the fiscal year ending December 31, 2004:

For:	45,841,146
Against:	22,449
Abstained:	16,431

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

(b) Reports on Form 8-K:

(1) On May 10, 2004, we filed a report on Form 8-K with the Securities and Exchange Commission including our earnings release for the quarter ended March 31, 2004 and a transcript of a conference call conducted on May 3, 2004 to discuss our results of operations. Also included was an announcement of our definitive agreement to invest in KLH for a price of $9 million in cash.

(3) On June 9, 2004, we filed a report on Form 8-K with the Securities and Exchange Commission announcing the completion of our investment in KLH on May 27, 2004 for a price of $9 million in cash.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2004.

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