Form 10-Q
period 2004-09-30
RAE SYSTEMS INC
filed 2004-11-01
CIK 1084876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2004
Common Stock, $0.001 Par Value	56,883,597

RAE Systems Inc.

PART I. Financial Information

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

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation under the modified prospective method as provided for in SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123. These fair value recognition provisions generally result in stock-based compensation charges for options granted under our 1993 and 2002 stock option plans. While our interim financial statements herein for the three-month and nine-month periods ended September 30, 2004 reflect a non-cash compensation charge related to options of $213,000 and $881,000, respectively, these charges may increase significantly depending on the number of options granted in the future and, to a lesser extent, upon the volatility of our stock and the life of such options.

In April 2003, we issued a warrant to purchase 24,000 shares of our common stock, to Rubenstein Investor Relations. The warrant vested over a period of one year and was exercisable over such period. The fair value of this warrant, assessed at $4,000, was amortized over the service period. For the three-month and nine-month periods ended September 30, 2004, we took a charge related to this warrant in the amount of $0 and $1,000, respectively.

In June 2003, we issued a warrant to purchase 450,000 shares of our common stock, to Jefferies/Quarterdeck for the purpose of retaining their financial advisory services. The warrant vested immediately and is exercisable over four years. The fair value of this warrant, assessed at $329,000, will be amortized over the service period. For the three-month and nine-month periods ended September 30, 2004, we have taken a charge related to this warrant in the amount of $41,000 and $124,000, respectively.

In aggregate, non-cash charges related to the issuance of options and warrants were $254,000 and $1.0 million, respectively, for the three-month and nine-month periods ended September 30, 2004. Stock-based non-cash compensation charges have significantly impacted our financial statements, and will continue to impact the financial statements on a prospective basis.

Item 1. RAE Systems Inc. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$21,904,000	$7,512,000
Short-term investments	10,000,000	—
Notes receivable	503,000	—
Accounts receivable, net of allowance for doubtful accounts of $656,000 and $176,000, respectively	9,863,000	5,380,000
Accounts receivable from affiliate	100,000	—
Inventories	8,277,000	3,659,000
Prepaid expenses and other current assets	2,347,000	762,000
Deferred income taxes	666,000	666,000

Total Current Assets	53,660,000	17,979,000

Property and Equipment, net	4,308,000	1,748,000

Long Term Investment	5,000,000	—

Intangible Assets	2,174,000	—

Deposits and Other Assets	292,000	327,000

Investment in Unconsolidated Affiliate	249,000	509,000

	$65,683,000	$20,563,000

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$3,030,000	$1,611,000
Notes payable	424,000	—
Accounts payable to affiliate	—	594,000
Accrued expenses	4,068,000	2,159,000
Income taxes payable	980,000	948,000
Current portion of deferred revenue	1,083,000	67,000
Current portion of capital lease obligations	31,000	122,000

Total Current Liabilities	9,616,000	5,501,000

Long term notes payable	1,695,000	—
Minority interest in consolidated entity	4,049,000	—
Deferred revenue, net of current portion	124,000	102,000

Total Liabilities	15,484,000	5,603,000

Commitments and Contingencies

Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 56,868,855 and 46,824,626 shares issued and outstanding, respectively	57,000	47,000
Additional paid-in capital	51,824,000	18,753,000
Cumulative other comprehensive income	19,000	7,000
Accumulated deficit	(1,701,000)	(3,847,000)

Total Shareholders’ Equity	50,199,000	14,960,000

	$65,683,000	$20,563,000

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$12,264,000	$7,969,000	$30,831,000	$22,768,000

Cost of Sales	4,734,000	3,283,000	11,606,000	8,812,000

Gross Margin	7,530,000	4,686,000	19,225,000	13,956,000

Operating Expenses:
Sales and marketing	2,767,000	1,681,000	7,419,000	5,063,000
Research and development	1,063,000	717,000	2,965,000	2,180,000
General and administrative	2,055,000	1,322,000	5,541,000	3,760,000

Total Operating Expenses	5,885,000	3,720,000	15,925,000	11,003,000

Operating Income	1,645,000	966,000	3,300,000	2,953,000

Other Income (Expense):
Interest income	62,000	7,000	223,000	24,000
Interest expense	(3,000)	(5,000)	(11,000)	(20,000)
Other, net	19,000	(37,000)	51,000	(14,000)
Equity in loss of unconsolidated affiliate	(111,000)	(65,000)	(260,000)	(198,000)

Total Other (Expense) Income	(33,000)	(100,000)	3,000	(208,000)

Income Before Income Taxes and Minority Interest	1,612,000	866,000	3,303,000	2,745,000

Income Taxes	478,000	141,000	1,033,000	450,000

Income before Minority Interest	1,134,000	725,000	2,270,000	2,295,000
Minority interest in income of consolidated subsidiary	(83,000)	—	(124,000)	—

Net Income	$1,051,000	$725,000	$2,146,000	$2,295,000

Basic Earnings Per Common Share	$0.02	$0.02	$0.04	$0.05

Diluted Earnings Per Common Share	$0.02	$0.01	$0.04	$0.05

Weighted-average common shares outstanding	56,801,158	46,246,408	55,373,290	45,914,155
Stock options	3,147,012	4,566,384	3,131,578	3,995,622

Diluted weighted-average common shares outstanding	59,948,170	50,812,792	58,504,868	49,909,777

(See accompanying notes to condensed consolidated financial statements)

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows From Operating Activities:
Net Income	$2,146,000	$2,295,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	665,000	637,000
Provision for doubtful accounts	10,000	—
Inventory reserve	314,000	(94,000)
Compensation expense related to options	881,000	497,000
Compensation expense related to warrants	124,000	57,000
Equity in loss of unconsolidated affiliate	260,000	198,000
Minority interest in income of consolidated subsidiary	113,000	—
Changes in operating assets and liabilities:
Accounts receivable	(2,303,000)	(2,260,000)
Accounts receivable from affiliate	(100,000)	—
Notes receivable	(503,000)	—
Inventories	(3,113,000)	(613,000)
Prepaid expenses and other current assets	(1,606,000)	(159,000)
Accounts payable	616,000	262,000
Accounts payable to affiliate	(594,000)	(150,000)
Accrued expenses	1,570,000	355,000
Notes payable	1,000	—
Income taxes payable	(17,000)	(1,096,000)
Deferred revenue	551,000	(14,000)

Net Cash Used In Operating Activities	(985,000)	(85,000)

Cash Flows From Investing Activities:
Short-term investments	(15,000,000)	—
Acquisition of property and equipment	(2,089,000)	(416,000)
Proceeds from business acquisition	683,000	—
Intangible assets	(306,000)	—
Deposits and other	89,000	(69,000)

Net Cash Used In Investing Activities	(16,623,000)	(485,000)

Cash Flows From Financing Activities:
Bank borrowing	(120,000)	—
Proceeds from the exercise of stock options and warrants	408,000	172,000
Proceeds from the sale of common stock	32,160,000	—
Offering costs	(370,000)	—
Payment on capital lease obligation	(90,000)	(120,000)

Net Cash Provided By Financing Activities	31,988,000	52,000

Effect of exchange rate changes	12,000	3,000

Net Increase in Cash and Cash Equivalents	14,392,000	(515,000)

Cash and Cash Equivalents, beginning of period	7,512,000	7,193,000

Cash and Cash Equivalents, end of period	$21,904,000	$6,678,000

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income taxes	$724,000	$1,543,000
Interest	$6,000	$22,000
Noncash Investing and Financing Activities:
Exchange of warrants for common stock	$1,413,000	$331,000

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

Earnings Per Share

The Company applies the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common share amounts in loss periods. Incremental shares attributable to the assumed exercise of 4,466,811 and 4,336,811 options and warrants have increased the diluted shares outstanding by 3,147,012 and 3,131,578, respectively, for the three-month and nine-month periods ended September 30, 2004. Warrants and options outstanding to purchase 3,307,012 shares and 3,437,012 shares at exercise prices between $5.35 per share and $22.68 per share, and $5.20 per share and $22.68 per share, respectively, were not included in the computation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2004, respectively.

Stock-Based Compensation

During the first quarter of fiscal 2003, the Company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, (SFAS 123) for stock-based employee compensation, effective as of January 1, 2003. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in the three month and nine-month periods ended September 30, 2004 and 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS 123 been applied to all awards granted. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$1,051,000	$725,000	$2,146,000	$2,295,000

Add: Stock-based employee compensation included in reported net income, net of related tax effects	213,000	217,000	881,000	497,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(213,000)	(217,000)	(881,000)	(497,000)

Pro forma net income	$1,051,000	$725,000	$2,146,000	$2,295,000

Basic earnings per share:
As reported	$0.02	$0.02	$0.04	$0.05
Pro forma	$0.02	$0.02	$0.04	$0.05
Diluted earnings per share:
As reported	$0.02	$0.01	$0.04	$0.05
Pro forma	$0.02	$0.01	$0.04	$0.05

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

Management accounts for its debt and equity investments as held-to-maturity. These include United States Treasury Bills, United States Corporate Bonds and Notes, United States Government Agencies, and United States Treasury Notes ranging in maturity dates from October 2004 through September 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2003, the EITF issued EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance became applicable to the Company starting with the third quarter beginning July 1, 2004. The adoption of this pronouncement did not have an impact on the Company’s financial statements.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$13,814,000
Intangible Assets	2,329,000
Non-Current Assets	54,000
Property and Equipment, net	981,000

Assets	17,178,000
Current liabilities	$(2,838,000)
Long-term liabilities	(1,109,000)
Minority interest	(3,925,000)

Liabilities	(7,872,000)
Purchase price (including transactions costs of $306,000)	$9,306,000

The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles, and income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$12,264,000	$10,161,000	$33,744,000	$27,913,000
Net income	$1,051,000	$720,000	$2,160,000	$2,409,000
Earnings per share-basic	$0.02	$0.01	$0.04	$0.04
Earnings per share-diluted	$0.02	$0.01	$0.04	$0.04

Note 4– Commitments and Contingencies

Royalty

Commencing January 1, 2001 and continuing through December 31, 2009, the Company is required to pay Dragerwerk a royalty equal to 7.5% of net sales of certain licensed products relating to U.S. Patent No. 5,654,498 issued August 5, 1997 and entitled “Device for the Selective Detection of a Component in a Gas Mixture”, manufactured or imported for sale by or for the Company in the United States. During the three-month and nine-month periods ended September 30, 2004 and 2003, the Company incurred royalty expenses of $12,000 and $12,000, and $33,000 and $32,000, respectively.

Litigation

The Company is engaged in various ongoing legal proceedings incidental to its normal business activities. Although the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Note 5 – Warranty Reserve

Product warranty liabilities are provided for as described in Note 2 to these condensed consolidated financial statements. Following is a summary of the changes in these liabilities during the three-month and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Provision for product sold during period	$148,000	$128,000	$262,000	$226,000

Adjustment of prior period provision	—	—	—	43,000
Claims paid during the period	(45,000)	(89,000)	(140,000)	(119,000)

Net increase (decrease) in liability	103,000	39,000	122,000	150,000
Balance beginning of period	377,000	317,000	358,000	206,000

Balance, end of period	$480,000	$356,000	$480,000	$356,000

Note 6 – Transactions with Affiliates

Certain of the Company’s sales made into the China market are made through TangRAE, a China distribution company that is owned by two individuals, one of whom is a current employee and one of whom is a former employee of one of the Company’s wholly-owned subsidiaries. TangRAE was organized as a sales office solely to facilitate the sale of the Company’s product into the China market. Total sales made by the Company to TangRAE for the three-month period ended September 30, 2004 and 2003 were $107,000 and $0, respectively. For the nine-month period ended September 30, 2004 and 2003, total sales made to TangRAE were $392,000, and $410,000, respectively.

The Company entered into an agreement with Shanghai Simax Technology Co. Ltd. (“Simax”) to finance the design of the benzene-specific gas detection module (GC-PID) in the amount of $100,000. The Company is to pay a royalty fee of 5% of all GC-PID products sold. The Chief Technology Officer of RAE Systems, is the acting general manager for Simax.

The Company entered into an agreement with REnex Technologies Ltd. to finance the development of the wireless communication modem for the RAELink product in the amount of $95,000 and to pay a royalty fee of 7.5% for all products sold. The Company has a

36% interest in REnex Technologies Ltd.

Note 7 – Subsequent Events

On October 1, 2004, the Company made an investment of $73,000 to acquire 100% of RAE United Kingdom (“RAE UK”) and of $19,000 to acquire 49% of RAE France. RAE UK and RAE France are wholly owned subsidiaries of RAE Systems Europe ApS and are distribution companies in the United Kingdom and France, respectively.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2003 compared to the three months ended September 30, 2004

Net Sales. Net sales increased from $8.0 million for the quarter ended September 30, 2003 to $12.3 million for the quarter ended September 30, 2004, an increase of 53.9%. This increase was primarily due to an increase in government sales, particularly for homeland security applications where we recognized a $2.0 million increase in the sales of our wireless mobile sensor and radiation products. Our net sales also increased due to the investment in KLH in the amount of $2.4 million.

Cost of Sales. Cost of sales increased from $3.3 million for the quarter ended September 30, 2003 to $4.7 million for the quarter ended September 30, 2004, an increase of 44.2%. Gross margins increased from $4.7 million, or 58.8% of revenue, for the quarter ended September 30, 2003 to $7.5 million, or 61.4% of revenue, for the quarter ended September 30, 2004. Gross margins for the base business were $6.6 million and $918,000 for KLH. Gross margins for the base business remained high due to significant increases in the sales of our higher margin integrated systems products.

Sales and Marketing. Sales and marketing expenses increased from $1.7 million for the quarter ended September 30, 2003 to $2.8 million for the quarter ended September 30, 2004, an increase of 64.6%. This increase was primarily attributable to the consolidation of KLH, in the amount of $332,000, increased infrastructure and marketing costs in the United States to enhance the sales of our wireless sensing solutions, in the amount of $242,000 and increased infrastructure costs in Europe to position the company for future growth in the amount of $243,000 and increased commissions to our manufacturers’ representatives for the sales of our wireless sensing solutions, in the amount of $242,000.

Research and Development. Research and development expenses increased from $717,000 for the quarter ended September 30, 2003 to $1.1 million for the quarter ended September 30, 2004, an increase of 48.3%. This increase was principally related to enhancements of our wireless products and to develop the RAEWatch, a wireless mesh network sensor system with a range of applications in cargo container security, transportation security and indoor air security.

General and Administrative. General and administrative expenses increased from $1.3 million for the quarter ended September 30, 2003 to $2.1 million for the quarter ended September 30, 2004, an increase of 55.4%. The increase in general and administrative expenses was primarily attributable to the consolidation of KLH, in the amount of $203,000, including a one-time post merger KLH accounts receivable write-off and increased costs associated with Section 404 of the Sarbanes-Oxley Act initiative, in the amount of $250,000.

Other Income (Expenses), net. Other Expense, net for the three-month period ended September 30, 2003 was $100,000. For the same period in 2004, we had Other Expense, net of $33,000. This decrease in expense is attributable to an increase in interest income, net of expense in the amount of $57,000 resulting from having raised a net of $31.8 million through our public offering which closed on January 28, 2004, partially offset by an increase in the loss of the unconsolidated entity in the amount of $46,000

Income Taxes. For the quarters ended September 30, 2003 and 2004, we recognized tax expenses of $141,000 and $478,000, respectively. Income taxes were relatively low in 2003 due to prior year tax refund in the amount of $100,000.

Minority Interest in Income of Consolidated Entity. For the quarter ended September 30, 2004, we recognized $83,000 representing the minority interest’s share in the net income of KLH.

Net Income. Net income for the quarter ended September 30, 2003 was $725,000. For the same period in 2004, we had net income of $1.1 million. The increase was primarily attributable to a significant increase in the sales of our higher margin integrated systems products. These increases were partially offset by an increase in our sales and marketing and general and administrative expenses. For the quarter ended September 30, 2004, KLH contributed $148,000 to net income.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2004

Net Sales. Net sales increased from $22.8 million for the nine-month period ended September 30, 2003 to $30.8 million for the nine-month period ended September 30, 2004, an increase of 35.4%. This increase was primarily due to an increase in government sales, particularly for homeland security applications where we recognized a $4.1 million increase in the sales of our wireless mobile sensor and radiation products. Our net sales also increased due to the investment in KLH in the amount of $3.2 million.

Cost of Sales. Cost of sales increased from $8.8 million for the nine-month period ended September 30, 2003 to $11.6 million for the nine-month period ended September 30, 2004, an increase of 31.7%. Gross margins increased from $14.0 million, or 61.3% of revenue, for the nine-month period ended September 30, 2003 to $19.2 million, or 62.4% of revenue, for the nine-month period ended September 30, 2004. Gross margins for the base business were $17.9 million and $1.3 million for KLH. Gross margins for the base business remained high due to significant increases in the sales of our higher margin integrated systems products. The investment in KLH, however, reduced our overall gross margins. KLH generated approximately 50% of its revenue from its distribution business, with inherently lower margins.

Sales and Marketing. Sales and marketing expenses increased from 5.1 million for the nine-month period ended September 30, 2003 to $7.4 million for the nine-month period ended September 30, 2004, an increase of 46.5%. This increase was primarily attributable to the consolidation of KLH, in the amount of $432,000, increased infrastructure and marketing costs in the United States to enhance the sales of our wireless sensing solutions, in the amount of $730,000 and increased infrastructure costs in Europe to position the company for future growth in the amount of $728,000 and increased commissions to our manufacturers’ representatives for the sales of our wireless sensing solutions, in the amount of $469,000

Research and Development. Research and development expenses increased from $2.2 million for the nine-month period ended September 30, 2003 to $3.0 million for the nine-month period ended September 30, 2004, an increase of 36.0%. This increase was principally related to enhancements of our wireless products and to develop the RAEWatch, a wireless mesh network sensor system with a range of applications in cargo container security, transportation security and indoor air security.

General and Administrative. General and administrative expenses increased from $3.8 million for the nine-month period ended September 30, 2003 to $5.5 million for the nine-month period ended September 30, 2004, an increase of 47.4%. The increase in general and administrative expenses was primarily attributable to the consolidation of KLH, in the amount of $272,000, including a one-time post merger KLH accounts receivable write-off, an increase in the fair value accounting charges in the amount of $452,000 and increased costs associated with Section 404 of the Sarbanes-Oxley Act initiative, in the amount of $410,000. In addition, an increase in headcount in our foreign subsidiaries contributed to the general and administrative increase, in the amount of $345,000.

Other Income (Expenses), net. Other Expense, net for the nine-month period ended September 30, 2003 was $208,000. For the same period in 2004, we had Other Income, net of $3,000. This was attributable to an increase in interest income, net of expense in the amount of $208,000, resulting from having raised a net of $31.8 million through our public offering which closed on January 28, 2004, and partially offset by an increase in the loss of the unconsolidated entity in the amount of $62,000.

Income Taxes. For the nine-month periods ended September 30, 2003 and 2004, we recognized tax expenses of $450,000 and $1.0 million, respectively. Income taxes were relatively low in both 2003 and 2004. In 2003, prior year carryforwards and refunds, in the amount of $569,000 were used to reduce the income taxes. In June 2004, 1,110,000 incentive stock options ranging in exercise prices between $3.15 and $5.35 were converted to non-qualified stock options. The conversion of such options generated a one-time income tax benefit which reduced our income tax expense and increased our net income by approximately $235,000 in the nine months ended September 30, 2004.

Minority Interest in Income of Consolidated Entity. For the nine-month period ended September 30, 2004, we recognized $124,000 representing the minority interest’s share in the net income of KLH.

Net Income. Net income for the nine-month period ended September 30, 2003 was $2.3 million. For the same period in 2004, we had net income of $2.1 million. The decrease in net income was primarily attributable to significant increases in sales and marketing and general and administrative expenses relative to the revenue obtained in the first quarter of 2004. For the nine-month period ended September 30, 2004, KLH contributed $222,000 to net income.

Liquidity and Capital Resources

To date, we have financed our operations primarily through bank borrowings, revenues from operations and proceeds from issuances of equity securities. As of September 30, 2004, we had $36.9 million in cash and cash equivalents and investments. At September 30, 2004, we had $44.0 million of working capital (the excess of current assets over current liabilities) and had a current ratio of 5.6:1. We also have a $10 million line of credit for future growth expansion.

Net cash used in operating activities for the nine months ended September 30, 2004 was $985,000, as compared with net cash used in operating activities of $85,000 for the nine months ended September 30, 2003. The unfavorable effects on operating cash flows is primarily due to an increased spending on inventory in the amount of $3.1 million and prepaid expenses in the amount of $1.6 million, and accounts receivable in the amount of $2.3 million and intercompany payments of $594,000. These were partially offset by net income in the amount of $2.1 million, accrued expenses of $1.6 million, fair value accounting charges of $881,000, depreciation and amortization of $665,000 and accounts payable of $616,000.

Net cash used in investing activities for the nine months ended September 30, 2004 was $17.0 million as compared to net cash used in investing activities of $485,000 for the nine months ended September 30, 2003. The unfavorable effects on investing cash flows was primarily due to investments in debt securities in the amount of $15 million, and the acquisition of property and equipment of $2.1 million.

Net cash provided by financing activities was $32.0 million for the nine months ended September 30, 2004. The favorable effects on financing cash flows was primarily the result of having raised a net of $31.8 million on January 28, 2004 in connection with the close of our public offering of 8,050,000 shares of our common stock at $4.25 per share, less the applicable underwriting discount.

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

Contractual Obligations

The following table quantifies our future contractual obligations as of September 30, 2004:

	Total	2004	2005	2006	2007	2008	Thereafter
Contractual Obligations:
Operating Leases	$2,530,000	$128,000	$563,000	$512,000	$396,000	$492,000	$439,000
Capital Leases	$32,000	$32,000	$—	$—	$—	$—	$—

TOTAL	$2,562,000	$160,000	$563,000	$512,000	$396,000	$492,000	$439,000

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

INTEREST RATE RISK

As of September 30, 2004, we had cash and cash equivalents and investments of $36.9 million. Declines of interest rate over time will limit or reduce our interest income from our investments in debt securities.

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

We face risks from our substantial international operations and sales.

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For fiscal years 2004 and 2003, approximately 20% and 13%, respectively, of our revenue were from sales to customers located in Asia and approximately 10% and 11%, respectively, were from sales to customers located in Europe. We have manufacturing facilities in China in addition to those in the United States. A significant portion of our products and components are manufactured at our facility in Shanghai, China.

Our international operations are subject to economic risks inherent in doing business in foreign countries, including the following:

•	difficulties with staffing and managing international operations;

•	transportation and supply chain disruptions and increased transportation expense as a result of epidemics, terrorist activity, acts of war or hostility, increased security and less developed infrastructure;

•	economic slowdown and/or downturn in foreign markets;

•	international currency fluctuations;

•	political and economic uncertainty caused by epidemics, terrorism or acts of war or hostility;

•	legislative and regulatory responses to terrorist activity such as increased restrictions on cross-border movement of products and technology;

•	legislative, regulatory, police, or civil responses to epidemics or other outbreaks of infectious diseases such as quarantines, factory closures, or increased restrictions on transportation or travel;

•	general strikes or other disruptions in working conditions;

•	labor shortages;

•	political instability;

•	changes in tariffs;

•	generally longer periods to collect receivables;

•	unexpected legislative or regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	significant unexpected duties or taxes or other adverse tax consequences;

•	difficulty in obtaining export licenses and other trade barriers;

•	increased transportation/shipping costs; and

•	credit and access to capital issues faced by our international customers.

The specific economic conditions in each country impact our international sales. For example, substantially all of our recognized revenue has been denominated in U.S.

dollars. Significant downward fluctuations in currency exchange rates against the U.S. dollar could result in higher product prices and/or declining margins and increased manufacturing costs. If we do not effectively manage the risks associated with international operations and sales, our business, financial condition and operating results could suffer.

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

We distribute our products primarily through distributors. We derive approximately 70% of our revenues via our sales distribution channels, and, as a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We believe that our future growth depends on the efforts of these distributors. For the year ended December 31, 2003, 25 distributors cumulatively account for approximately 42% of our total product sales. In addition, the contractual obligations of our distributors to continue carrying our products must be renewed annually. If one or more of our distributors were to experience financial difficulties or become unwilling to promote and sell our products for any reason, including any refusal to renew their commitment as our distributor, we might not be able to replace such lost revenue, and our business and results of operations could be materially harmed.

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

In connection with our merger with Nettaxi.com, certain options under our 1993 Stock Plan became subject to variable accounting in accordance with FASB Interpretation No. 44 (FIN 44). To eliminate the variable effects of such accounting treatment, we have adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation, effective January 1, 2003, under the modified prospective method as provided for in SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123. These fair value recognition provisions generally result in stock-based compensation charges for options granted under our 1993 and 2002 stock option plans. For the three-month and nine-month periods ended September 30, 2004, the fair value charges for options granted under our 1993 and 2002 stock option plans were $213,000 and $881,000, respectively.

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

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent auditors must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our Annual report on Form 10-K for the fiscal year ending December 31, 2004. Although we are currently diligently and vigorously reviewing our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. In the event that management is unable to complete its assessment of the effectiveness of the Company’s internal controls over financial reporting or our independent auditors are unable to attest to management’s assessment, then the filing of our Annual Report on Form 10-K with the Securities and Exchange Commission may not be deemed to constitute a timely filing. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

In the event we are unable to satisfy regulatory requirements relating to internal controls over financial reporting, or if these internal controls are not effective, our business and financial results may suffer.

In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. For example, a company’s operations may change over time as the result of new or discontinued lines of business and management must periodically modify a company’s internal controls and procedures to timely match these changes in its business. In addition, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and company personnel are required to use judgment in their application. While we believe that our internal controls over financial reporting currently provide reasonable assurance of achieving their control objectives, no system of internal controls can be designed to provide absolute assurance of effectiveness. In particular, in connection with the review of our interim financial results for the quarter ended September 30, 2004 performed by BDO Seidman, LLP, our independent registered public accounting firm, BDO informed us and our Audit Committee of the Board of Directors that BDO had identified two matters that constituted “material weaknesses” in our internal controls, specifically, material weaknesses pertaining to: 1) inadequate controls over our information technology infrastructure in the area of security and data protection; and 2) inadequate controls over our review and oversight of subsidiary financial information originating from our newly acquired operations at our KLH subsidiary. We are in the process of implementing a plan to upgrade our information technology infrastructure in 2005, including the enhancement of its next enterprise resource planning system. Furthermore, we are in the process of remedying the KLH situation by establishing a more rigorous monitoring system, including sending an onsite representative to the KLH location to monitor our efforts. Material weaknesses in internal controls over financial reporting may materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal controls over financial reporting would have a negative impact on our reputation and business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of September 30, 2004. Based on this evaluation, other than the two material weaknesses described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

On October 21, 2004, in connection with the review of our interim financial results for the quarter ended September 30, 2004 performed by BDO Seidman, LLP, our independent registered public accounting firm, BDO informed us and our Audit Committee of the Board of Directors that BDO had identified two matters concerning our internal control which BDO deemed to be “material weaknesses” (as defined by standards established by the Public Company Accounting Oversight Board).

BDO noted the following two material weaknesses: 1) inadequate controls pertaining to our information technology infrastructure in the area of security and data protection; and 2) inadequate controls pertaining to our review and oversight of subsidiary financial information originating from our newly acquired operations at our KLH subsidiary.

We are taking steps to address the identified areas and to attempt to improve the effectiveness of our internal controls and procedures, including: 1) implementing a plan to upgrade our information technology infrastructure in 2005, such as the enhancement of our next enterprise resource planning system; and 2) establishing a more rigorous monitoring system for foreign subsidiary internal controls, including sending an onsite representative to monitor our efforts. We also plan to implement further actions to address the identified weaknesses, including the institution of more detailed review, analysis and verification in the course of the financial statement close process and the receipt of information and updates from our foreign subsidiaries on a regular basis throughout each quarter.

Changes in Internal Control Over Financial Reporting

Other than the two material weaknesses noted above, which we plan to address through the process improvements described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(b) Reports on Form 8-K:

(1) On July 30, 2004, we filed a report on Form 8-K with the Securities and Exchange Commission including our earnings release for the quarter ended June 30, 2004 and a transcript of a conference call conducted on July 26, 2004 to discuss our results of operations.

(3) On August 10, 2004, we filed a report on Form 8-K with the Securities and Exchange Commission including the audited financial statements and notes to financial statements for KLH for the years ended December 31, 2003 and 2002, and unaudited KLH financial statements for the period ended March 31, 2004 and the report also includes unaudited proforma financial statements for the year ended December 31, 2003 and for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 2004.

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