Form 10-K
period 2004-12-31
RAE SYSTEMS INC
filed 2005-03-18
CIK 1084876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

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

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer. Yes ☒    No ☐

As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $189,903,629, based upon the closing sale price of $5.40 on the American Stock Exchange on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter. As of the close of business on March 7, 2005, the number of shares of registrant’s Common Stock outstanding was 57,543,089.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders—

Part III of this Form 10-K.

PART 1

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and other words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revisions or update to these forward-looking statements. Readers should carefully review the risk factors described herein and in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we file for the fiscal year 2005.

ITEM 1.	BUSINESS.

We are a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical detection monitors and networks for homeland security and industrial applications. In addition, we offer a full line of portable single-sensor chemical and radiation detection products. Our technologically advanced products are based on proprietary technology, and include portable, wireless and fixed chemical detection monitors and gamma and neutron detectors. Our products enable the military and first responders such as firefighters, law enforcement and other emergency management personnel to detect and provide early warning of weapons of mass destruction and other hazardous materials. Industrial applications include the detection of toxic industrial chemicals, volatile organic compounds and petrochemicals.

We were founded in 1991 to develop technologies for the detection and early warning of hazardous materials. We have a broad patent portfolio consisting of 21 issued and pending patents that are the basis for many of our products. For example, our patented photo-ionization detector technology allows our products to rapidly and reliably indicate many toxic chemicals and vapors in the part-per-billion range of readings. In 1994, we expanded our operations into Shanghai, China, giving us access to high-quality, cost-efficient manufacturing and world-class research capabilities. In April 2002, we completed a reverse merger by which we became a publicly-traded Delaware corporation. In May 2004, we acquired a 64% interest in Beijing Ke Li Heng Security Equipment Co., Ltd., or “KLH”, a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment. With the acquisition of KLH, we expanded our presence in the personal security and safety market in China as well as gained access to an established distribution channel.

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

Industry Background

The market for our products has evolved from being strictly focused on environmental and industrial monitoring to now encompassing public safety and the threat of terrorism. The increasing concerns about domestic terrorist attacks in the United States as well as the increasing risks of unconventional methods of attack using chemical or radiological agents has created the need for technologically advanced, hazardous material detection devices to address the vulnerability of public venues to such attacks. In response to such risks, the U.S. Congress authorized $30.4 billion for fiscal 2004 and $34.0 billion for fiscal 2005 for the Department of Homeland Security.

The need for sophisticated monitoring has been most apparent for emergency response personnel, who are typically the first to arrive on the scene. To date, many first responders have not been trained for and have not carried chemical and radiological detection equipment to detect harmful agents, preventing them from recognizing a potentially lethal situation. We believe first responders need a suite of products that provide a practical, comprehensive solution to protect them from this danger. The following features are important to this solution:

•	portability for easy transport;

•	rapid deployment for emergency response;

•	fast and reliable detection of a broad array of chemicals;

•	an open system architecture that allows networking among multiple detectors;

•	wireless on-ramp to the Internet, allowing the data to be shared and acted upon; and

•	wireless networking for monitoring from remote locations.

To address these and other shortcomings, the President’s budget for 2005 authorizes in excess of $4.5 billion to purchase and install explosive detection systems in airports and improve air cargo security. The remainder of the budget will be spent on port security, border security and immigration enforcement, emergency preparedness and training more federal agents. We also believe that a portion of this amount will be spent for chemical and/or radiological detection products and services

Many of the same equipment capabilities that are necessary to support first responders are also necessary to address other areas where there are increasing demands for chemical and radiation detection. For example, the United States is focused on maintaining the security of its ports, and this security is dependent upon effective cargo container security and monitoring measures being efficiently applied in order to thwart the introduction of hazardous chemical and radiological devices into the country. The United States alone receives approximately nine million loaded containers per year in its 251 seaports. Similarly, indoor air quality and security is a key issue for both the industrial and environmental industries. With harmful toxic industrial chemicals creating a potentially dangerous work environment for employees as well as risks of terrorist attacks against public and private buildings through airborne chemical and radiological agents, a need exists for the constant monitoring of air quality.

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

Our Strengths

We have a comprehensive product portfolio.    Our broad portfolio of portable, rapidly-deployable and rugged products consists of atmospheric monitors, photo-ionization detectors, radiation detectors, gas detection tubes, sampling pumps and security monitoring devices. Our products incorporate a broad array of sensors, with the ability to detect over 300 chemicals. Based upon our familiarity with the market and our competition, we believe that we offer the smallest products with multiple sensors that can be joined in a wireless network and monitored from a base location.

We are a technological leader in the industry.    We have a history of being the first to market in the industry. For example, in 1994, we introduced the world’s smallest portable photo-ionization detection monitor; in 1996, we were the first to introduce a multi-sensor chemical detection product; and in 2001, we were the first to introduce a wireless network of chemical sensors. In addition, in 2004 we were the first to introduce a monitor with a combination of radiological and chemical sensors in a single unit and a wireless mesh network sensor system with a range of applications in cargo container security, transportation security and indoor air security. We believe our expertise and knowledge of current and future standards for monitoring sensors through wired and wireless delivery platforms will allow us to continue to be an industry leader in developing the most appropriate design architecture for modular systems that can be quickly and efficiently reconfigured as the mission requirements dictate.

We have an established customer base.    We have a well-regarded customer list consisting of governmental entities and industries that we support with our array of products and solutions. They have been used extensively in high-profile events such as the Salt Lake City Olympics, the Super Bowl, the U.S. Open golf tournament, the Republican and Democratic National Conventions, the Inauguration, the Rose Bowl, the World Series and the Major League Baseball All-Star game. In addition, our equipment has been utilized to monitor the indoor air quality and security of venues such as Soldier Field in Chicago and the HSBC Arena in Buffalo. We believe that use of our products by early adopters in high-profile events has led to incremental sales and customer penetration.

We have state-of-the-art, cost-efficient manufacturing.    We lease a state-of-the-art, cost-efficient manufacturing facility in Shanghai, China that is currently producing the majority of our shipped products. Due to the acquisition of a majority interest in KLH, we have expanded our manufacturing capabilities in Beijing, China. We believe that our facilities will allow a significant scaling of production to both meet the needs for and allow us to leverage future growth.

We have strong research, development and engineering capabilities.    We have assembled a team of research, development and engineering scientists in China and the United States. In addition, we are engaged in a collaborative effort with Shanghai University, which is known for its research depth in the electronics engineering, telecommunications and material science fields.

Our Strategy

Since our inception, we have focused on becoming a leader in the development of hazardous materials detection monitoring devices. We intend to maintain this focus by pursuing the following strategies:

Aggressively Pursue the Homeland Security Market.    The heightened concerns about domestic terrorist attacks in the United States led to the creation of the Department of Homeland Security as well as the allocation of billions of dollars of the federal budget to counter these threats. In addition, many state and local government agencies also have committed resources to combat the threat of such attacks. As our products already address many of the needs of these governmental agencies, we intend to capitalize and become a leading provider in this growing market.

Aggressively Pursue the Rapidly Expanding Network Detection Market.    We believe the market for network detection devices is growing rapidly as a result of reduced costs, increased safety and greater advanced warning that remote detection over a wide coverage area offers. Our unique combination of wireless and sensor technology is well positioned to satisfy this growing demand from our customer base. Our current network products enable data to be transmitted from remote locations in the field to a base station located up to two miles from the site of the detector, and can also be hosted via the Internet. For example, in May 2003, the Department of Homeland Security sponsored a simulated chemical/radiological attack in Seattle where our AreaRAE solution was used to transmit data over the emergency response network to a command and control center in Virginia.

Continue to Develop New Products and Solutions.    We intend to continue to develop products and solutions based on our patented technology and ongoing research and development that are a compelling value proposition. A number of our hazardous material detection devices have been first to the market, and we continue to demonstrate our ability to innovate by being the first to combine radiation and chemical detection in a wireless network device. In addition, we were the first to introduce a wireless mesh network sensor system for a range of applications in cargo container security, transportation security and indoor air security.

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

Leverage Our Cost-Efficient Infrastructure.    We have significant additional capacity in our state-of-the-art manufacturing facilities in Shanghai and Beijing. As we continue to grow our business, we expect to realize manufacturing efficiencies, thereby reducing per unit costs. In addition, we expect to benefit from significant savings by complementing our research and development cost capabilities at our headquarters in California with more cost-efficient intellectual capital available in China.

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

In 2004, we introduced the AreaRAE Gamma, the first combined multi-gas and radiation detector equipped with a wireless radio frequency modem that allows the unit to communicate and transmit sensor and other information on a real-time basis with a remotely located base controller. The AreaRAE Gamma is currently being used in such applications as homeland security, venue protection, and HazMat and emergency protection.

In 2004, we also introduced the RAEWatch, a wireless sensor bundle that can be permanently installed for public venue monitoring and used for cargo container security. The RAEWatch networks provide monitoring of radiation, temperature, shock and intrusion and are expandable to include a variety of other sensors. In the fourth quarter of 2004, sea trials were conducted on regularly scheduled shipping runs between Oakland, California and Honolulu, Hawaii, using the RAEWatch. The trials were designed to investigate sensor and networking behavior in real-world conditions, specifically in regard to environmental characteristics and performance, event simulation and detection, and data logging and reporting. In January 2005, a container security white paper detailing the results of the sea trials was released.

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

Products

We manufacture technologically advanced portable single and multiple sensor atmospheric monitors, integrated systems, photo-ionization detectors, indoor air quality and security monitors, gas detection tubes and sampling pumps. Our products are described in detail below:

Product	Description	Application

Integrated Systems

AreaRAE	Wireless, multi-channel, integrated gas detection systems	• HazMat and emergency response • Confined space entry • Plant turnarounds • Venue protection • Oil platform protection

AreaRAEGamma	Wireless, combined multi-gas and radiation detector	• HazMat and emergency response • Homeland defense • Venue protection

RAEGuard	Permanently mounted Photo-Ionization Detector (PID) equipped with digital display of the gas concentration, unit of measurement and functional keys for performing calibration	• Waste water treatment plants • Marine and off-shore oil wells • Refineries • Petrochemical plants • Power plants • Pulp and paper • Solvent recovery systems

RAEWatch	Wireless mesh network sensor system with a range of applications in cargo container security, transportation security and indoor air security	• Cargo container security • Homeland defense

Photo-ionization Detection

MiniRAE 2000	Most versatile handheld volatile organic compound monitor on the market with sensitivity range of 0 – 10,000 part-per-million	• Confined space entry • Emergency response to hazardous spills • Environmental remediation • Soil remediation

UltraRAE	Combines vapor separation tubes and photo-ionization detection into compound-specific monitor	• Military • Crude oil production, pipelines • Transportation of HazMats • Refineries • Plant turnarounds

ppbRAE Plus	Most sensitive hand-held photo-ionization detection monitor in the world capable of detecting volatile organic compounds down to 1 part-per-billion	• Emergency response to hazardous spills • Indoor air quality in new, sick and mixed usage buildings • Personal monitoring • Drug detection

ModuRAE	Permanently installed photo-ionization detection monitor with ppb resolution	• Hazardous waste sites • Chemical factories

Product	Description	Application

EntryRAE	4-gas monitor plus photoionization (PID) detection	• Refineries • Chemical processing • Water & wastewater facilities • Semiconductor manufacturing

Radiation Detection

GammaRAE Pager	Rapid detector of gamma sources, includes cesium iodide (CsI) scintillator that provides low level detection in a compact unit	• Emergency response • Customs and border patrols • Law enforcement • Military

NeutronRAE Pager	Rapid detector of gamma and neutron sources, includes both cesium iodide (CsI) and lithium iodide (LiI) scintillators that provide low level detection in a compact unit	• Emergency response • Customs and border patrols • Law enforcement • Military

Multi-Sensor

MultiRAE IR	One-to-five gas surveyor with CO2 and photo-ionization detection	• Indoor air quality • Beverage and brewery • Food industry

MultiRAE PLUS	Hand-held, 1-to-5 gas monitor with lower explosive limit measurement capability, O2, two toxic sensors, and photo-ionization detector for toxic volatile organic compound detection	• Confined space entry • Wing tank entry • HazMat

SentryRAE	One-to-five gas area monitor with photo-ionization detection for continuous operation	• Confined space entry • Plant turnarounds

VRAE	Hand-held 5-gas confined space monitor and sniffer	• Refineries and petrochemical plants – Confined space entry, hot work permits • Utilities – Cable vaults, transformer stations • Waste water treatment plants

QRAE / QRAE PLUS	Economical, robust 4-gas confined space monitor	• Confined space entry • Refineries and petrochemicals plants • Power plants

IAQRAE	Indoor air quality monitor with CO2, photo-ionization detection, relative humidity, temperature and toxic gas sensors	• Indoor air quality • Beverage and brewery • Food industry

Single-Sensor

ToxiRAE Plus PID, Toxic, O2, LEL	Pocket-sized, single-gas monitors with plug-in smart sensors	• Oil fields and refineries • Mining and metals • Pulp and paper mills

Product	Description	Application

ToxiRAE II	Full-featured gas monitor providing continuous, digital display of gas concentration	• Refineries and chemical plants • Oil production • Contractors • Industrial safety • Power plants

Tubes

Gas Detection Tubes	Single-use, single-sensor for the detection of specific chemicals	• Refineries • Petrochemical plants • Compressed gas distribution facilities

Other

HazRAE	Hazardous materials decision support application for chemical, biological, and WMD assessment that runs on handheld wireless devices	• Emergency first responders • HazMat Teams • EMS and emergency rooms • Law enforcement and forensics personnel • Intelligence community

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

Sales, Marketing and Distribution

Most of our products are sold through a worldwide organization that includes direct sales personnel and distributors managed through our Sunnyvale, California; Hong Kong, China; Beijing, China and Copenhagen, Denmark offices. We have worldwide sales and distribution in locations such as the United States, Canada, Western Europe, Mexico, Latin America, Japan, Beijing, Shanghai, and Singapore. In 2004, we had a total of 180 distributors worldwide that accounted for approximately 70% of our revenues.

Currently, our predominant distribution channel is value added business-to-business and business-to-government distribution services companies that focus on the health, safety and security product markets. Many of our distributors are international companies with distribution rights in specific territories. We seek those distributors that have the greatest reach and broadest array of end-user customers. Currently, we benchmark our distributors’ performance according to pricing policy, volume, payment schedule, training, services, and other support programs.

Our suite of wireless detection products, specifically the AreaRAE suite of products and its peripherals, are sold directly, with customers identified through external manufacturers’ representatives. This channel was established because of the technical expertise required to advise and sell these complex monitoring systems. Commissions are paid to the representatives based on the amount of effort extended in consummating the deal and the amount of training provided after the product is sold.

Our products are distributed globally, with approximately 65% of our revenues derived from sales in North America and Mexico, approximately 25% of revenues derived from sales in Asia and approximately 10% of revenues derived from sales in Europe for the year ended December 31, 2004.

Our marketing efforts were focused on increasing brand awareness through advertising and trade shows, and focused marketing strategies. In 2004, we hired product specific managers whose primary responsibilities were to develop marketing programs targeted towards specific audiences in the areas of integrated systems, portable products, and consumable products and accessories. We also formed an applications group whose primary group was to develop and identify new applications for our products and to provide training to many of our installed customer base. On the strategic front, we established a number of alliances, partnerships and collaboration agreements, some of which have been identified in the strategic relationships section.

Customers

Our end-user customers include many U.S. government agencies in the intelligence and law enforcement community as well as all branches of the armed forces, and by numerous local, state and federal agencies and departments. We also have significant numbers of instruments currently in service with many of the world’s leading corporations in the airline, automotive, oil, computer and telecommunications industries. Our products are used in confined space entry monitoring programs throughout the world, and are used in civilian and government atmospheric monitoring programs in over 50 countries. Several government agencies and departments have standardized their programs based on our products for hazardous materials incident response. For fiscal years 2004, 2003 and 2002, approximately 65%, 74%, 70% of our revenues, respectively, were derived from domestic sales. During the same three periods, 20%, 8%, and 7% of our revenue were derived from our sales to China. No other country generated more than 10% of our revenue.

Research, Development and Engineering

We are expanding our product offerings through advances in sensor, wireless, and networking technologies. Examples include:

•	the introduction of the AreaRAE Gamma, which provides wireless delivery of remotely sensed gas vapors and gamma radiation, an industry first;

•	networking advances, which allow RAE sensors to be connected into industrial networking buses (via Industrial Ethernet connectivity); and

•	the introduction of the RAEWatch, an advanced wireless mesh network sensor solution, which is available for applications such as cargo container security, transportation security and venue protection.

The adoption of applicable bus standards with modular product design and flexible rapid manufacturing have resulted in improved system performance as well as advanced scalability thereby allowing rapid development of new products. New portable products have been introduced for use in confined space/hazardous materials applications, including the EntryRAE and ToxiRAE II. We expect to continue to receive governmental and industry certifications for our products in various jurisdictions.

Our research and development process is done in collaboration with our manufacturing department. Such collaboration is designed to ensure the manufacturability of the product and to expedite the transition from the conceptual design phase to the actual production phase. For the years ended 2004, 2003, and 2002, we spent $4.3 million, $3.0 million and $2.5 million, respectively, on research and development activities.

We are engaged in a collaborative effort with Shanghai University in China, which is known for its research depth in the electronics engineering, telecommunications, and material science fields. This collaboration has enabled cost-efficient and high-return research and development activities, including instrument development and sensor technology. We are able to draw on the expertise of the professors at Shanghai University and recruit from the talent pool that the university has to offer.

Manufacturing

We lease a state-of-the-art manufacturing facility in Shanghai, China where the majority of our components and products are manufactured. Our manufacturing capabilities in Shanghai include:

•	material planning and production scheduling;

•	procurement;

•	incoming quality assurance;

•	manufacturing process design;

•	production, including precision machining, plastic injection, colorimetric tube production, electrochemical sensor manufacturing, and printed circuit board assembly using surface mount technology;

•	final assembly and test; and

•	quality control and assurance.

The leased facility, which consists of 44,000 square feet of manufacturing space, enables us to be cost competitive, while maintaining high quality manufacturing standards. We believe that this facility will allow a significant scaling of production to both meet the needs for and allow us leverage for future growth.

We also lease a manufacturing, integration and test site in Sunnyvale, California, where we manufacture some of our more complex and sensitive sensors.

At our manufacturing facilities in Sunnyvale, our capabilities include:

•	material planning and production scheduling;

•	procurement;

•	sensor manufacturing;

•	photo-ionization detection lamp manufacturing;

•	prototyping for engineering;

•	process design;

•	final assembly and test;

•	calibration; and

•	final quality control and assurance.

We expect to re-locate our United States manufacturing operations to our new headquarters in San Jose, California between the second and third quarters of 2005.

We have been ISO 9001 certified since 1998, and were upgraded to ISO 9001:2000 in December 2001. Our international manufacturing subsidiary, RAE Systems Shanghai Inc., was certified to ISO 9002, and was upgraded to ISO 9001 in 2001.

Through our investment in KLH, we have added manufacturing capabilities in our facility in Beijing, China, which include:

•	material planning and production scheduling;

•	procurement;

•	sensor manufacturing;

•	photo-ionization detection lamp manufacturing;

•	prototyping for engineering;

•	process design;

•	final assembly and test;

•	calibration; and

•	final quality control and assurance.

The facility in Beijing consists of 108,000 square feet, of which 44,000 is dedicated to the manufacturing of KLH’s products and the storage of the inventory, both purchased and consigned.

Competition

The market for gas detection monitoring devices is highly competitive and we expect the emerging wireless gas monitoring system market to be equally competitive. Our primary competitors include Industrial Scientific Corporation, Mine Safety Appliances Company, BW Technologies, Ion Science, Draeger Safety Inc., Gastec Corporation and Bacou-Dalloz.

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

Employees

As of February 28, 2005, we employed 678 individuals. Our employees are not covered by a collective bargaining agreement. We have never experienced an employee-related work stoppage and consider our employee relations to be good.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions held by our executive officers and other key employees.

Name	Age	Position
Robert I. Chen	56	President, Chairman, Chief Executive Officer
Donald W. Morgan	59	Chief Financial Officer
Peter C. Hsi	54	Vice President, Chief Technology Officer
Hong Tao Sun	40	Vice President, Engineering
Rudy Mui	44	Vice President, Marketing

Robert I. Chen co-founded RAE Systems in 1991 and has served as President, Chief Executive Officer, and as a member of the board of directors since our inception. From 1981 to 1990, Mr. Chen served as President and Chief Executive Officer of Applied Optoelectronic Technology Corporation, a manufacturer of computer-aided test systems, a company he founded and subsequently sold to Hewlett-Packard. Mr. Chen currently serves on the board of directors for the Shanghai Ericsson Simtek Electronics Company, Limited, a telecommunications and electronics company. Mr. Chen received a B.S.E.E. from Taiwan National Cheng Kung University, an M.S.E.E. from South Dakota School of Mines and Technology, an advanced engineering degree from Syracuse University, and graduated from the Harvard Owner/President program.

Donald W. Morgan joined RAE Systems in January 2005 as Chief Financial Officer. From 1999 to 2004, Mr. Morgan was the Vice President of Finance, Chief Financial Officer and Corporate Secretary of Larscom Incorporated until its merger into Verilink Corporation in July 2004. From 1997 to 1999, Mr. Morgan was an independent tax and financial consultant to several small-business and start-up technology firms. From 1991 to 1997, Mr. Morgan served as Vice President of Finance and Administration for Inrange Technologies Corporation. Mr. Morgan received a B.S. in Business Administration from Northeastern University, and a M.S. in Finance from the University of Illinois.

Peter C. Hsi co-founded RAE Systems in 1991 and has served as our Vice President, Chief Technology Officer, and as a member of the board of directors since our inception. Prior to co-founding RAE Systems, Dr. Hsi worked at Applied Optoelectronic Technology Corporation as the chief architect for semiconductor test systems. He is also the general manager for Shanghai Simax Technology Co. Ltd. Dr. Hsi has filed 21 patent applications, of which 11 have been granted and 10 are pending. Dr. Hsi received a B.S.E.E. from the National Chiao-Tung University, and a M.S. and Ph.D. in Electrical Engineering from Syracuse University.

Hong Tao Sun has served as our Vice President of Engineering since January 2002. Dr. Sun joined RAE Systems in 1997, and has been instrumental in the design and development of key sensor technologies. Prior to joining RAE Systems, Dr. Sun was a research fellow for the Royal Melbourne Institute of Technology in Australia and the University of L’Aquila in Italy. Dr. Sun has over 10 years as a research scientist in the fields of photo-ionization detection and sensor development. Dr. Sun has authored over 60 international research papers, and has written two scientific books. Dr. Sun has developed 10 patents, six of which are in the field of photo-ionization detection. In 1990, Dr. Sun received a Ph.D. in Electrical Engineering from Xi’an Jiaotong University.

Rudy Mui has served as our Vice President of Marketing since July 2004. Mr. Mui joined RAE Systems in 2003, and has been instrumental in the strategic planning and marketing of our products. Prior to joining RAE Systems, Mr. Mui was Vice President of Marketing for Metara Incorporated from 2001 to 2003. From 1999 to 2001, Mr. Mui was Vice President of Marketing for Crossbow Technology and from 1995 to 1999, Director of Strategic Marketing for LAM Research Corporation. Mr. Mui received his B.S. in Computer Engineering and B.A. in Economics from the University of Michigan, Ann Harbor. Mr. Mui also received an M.B.A. and M.S. in Electrical Engineering from the University of Santa Clara.

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

The market for gas and radiation detection monitoring devices is highly competitive, and if we cannot compete effectively, our business may be harmed.

The market for gas and radiation detection monitoring devices is highly competitive. Competitors in the gas and radiation monitoring industry differentiate themselves on the basis of their technology, quality of product and service offerings, cost and time to market. Our primary competitors in the gas detection market include Industrial Scientific Corporation, Mine Safety Appliances Company, BW Technologies, Ion Science, Draeger Safety Inc., Gastec Corporation and Bacou-Dalloz Group. Our competitors in the radiation market include TSA Limited, Polimaster, Exporanium and Santa Barbara Systems. Most of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than us. In addition, some of our competitors may be able to:

•	devote greater resources to marketing and promotional campaigns;

•	adopt more aggressive pricing policies; or

•	devote more resources to technology and systems development.

In light of these factors, we may be unable to compete successfully.

We might not be successful in the development or introduction of new products and services in a timely and effective manner and, consequently, we may not be able to remain competitive and the results of operations may suffer.

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

We are subject to risks and uncertainties of the government marketplace, including the risk that the government may not fund projects that our products are designed to address and that certain terms of our contracts with government agencies may subject us to adverse government actions or penalties.

Our business is increasingly dependent upon government funded projects. Decisions on what types of projects are to be funded by local, state and federal government agencies will have a material impact on our business. For example, because a significant portion of the 2005 Homeland Security budget was allocated for airline security rather than security for shipping containers, the market opportunity for our products that address the shipping container market was reduced. If the government does not fund projects that our products are designed to address, or funds such projects at levels lower than we expect, our business and results of operations will be harmed.

Government contracts also contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. For example, a portion of our federal contracting is done through the Federal Supply Schedules from the U.S. General Services Administration (GSA). Our GSA Schedule contract, like all others, includes a clause known as the “Price Reductions” clause; the terms of that clause are similar but not identical to a “most favored customer” clause in commercial contracts. Under that clause, we have agreed that the prices to the government under the GSA Schedules contract will maintain a constant relationship to the prices charged to certain commercial customers, i.e., when prices to those benchmark customers drop, so too must our prices on our GSA Schedules contract. Although we have undertaken extensive efforts to comply with the Price Reductions clause, it is possible that we, through, for example, an unreported discount offered to a “Basis of Award” customer, might fail to honor the obligations of the Price Reductions clause. If that occurred, we could, under certain circumstances, be subject to an audit, an action in fraud, or other adverse government actions or penalties.

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

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For fiscal years 2004 and 2003, approximately 25% and 13%, respectively, of our revenue were from sales to customers located in Asia and approximately 10% and 11%, respectively, were from sales to customers located in Europe. For fiscal years 2004 and 2003, approximately 20% and 8% respectively, were from sales to customers located in China specifically. We have manufacturing facilities in China in addition to those in the United States. A significant portion of our products and components are manufactured at our facility in Shanghai, China.

Our international operations are subject to economic and other risks inherent in doing business in foreign countries, including the following:

•	difficulties with staffing and managing international operations;

•	transportation and supply chain disruptions and increased transportation expense as a result of epidemics, terrorist activity, acts of war or hostility, increased security and less developed infrastructure;

•	economic slowdown and/or downturn in foreign markets;

•	international currency fluctuations;

•	political and economic uncertainty caused by epidemics, terrorism or acts of war or hostility;

•	legislative and regulatory responses to terrorist activity such as increased restrictions on cross-border movement of products and technology;

•	legislative, regulatory, police, or civil responses to epidemics or other outbreaks of infectious diseases such as quarantines, factory closures, or increased restrictions on transportation or travel;

•	increased costs and complexities associated with complying with Section 404 of the Sarbanes-Oxley Act of 2002;

•	general strikes or other disruptions in working conditions;

•	labor shortages;

•	political instability;

•	changes in tariffs;

•	generally longer periods to collect receivables;

•	unexpected legislative or regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	significant unexpected duties or taxes or other adverse tax consequences;

•	difficulty in obtaining export licenses and other trade barriers;

•	increased transportation/shipping costs; and

•	credit and access to capital issues faced by our international customers.

The specific economic conditions in each country impact our international sales. For example, substantially all of our recognized revenue has been denominated in U.S. dollars or in China’s currency, the renminbi, which trades at a fixed rate to the United States dollar. Significant downward fluctuations in currency exchange rates against the U.S. dollar could result in higher product prices and/or declining margins and increased manufacturing costs. If we do not effectively manage the risks associated with international operations and sales, our business, financial condition and operating results could suffer.

In addition, to date we have experienced lower gross margins on sales in certain jurisdictions, particularly China. To the extent that the percentage of our total net sales from China increases and our gross margins do not improve, our business financial condition and operating results could suffer.

The loss of “Normal Trade Relation” status for China, changes in current tariff structures or adoption of other trade policies adverse to China could have an adverse effect on our business.

Manufacturing and retail sales in China are material to our business plan and results of operations. In fiscal years 2004 and 2003, approximately 20% and 8% of our revenue were sales to customers located in China, respectively. In May 2004, our acquisition of a 64% interest in KLH increased both our manufacturing and retail presence in China.

Our ability to import products from China at current tariff levels could be materially and adversely affected if the “normal trade relations” (“NTR”, formerly “ most favored nation”) status the United States government has granted to China for trade and tariff purposes is terminated. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other “normal” trading partners. China’s NTR status, coupled with its membership in the World Trade Organization, could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China’s WTO membership or NTR status will not change. As a result of opposition to certain policies of the Chinese government and China’s growing trade surpluses with the United States, there has been, and in the future may be, opposition to NTR status for China. Also, the imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of NTR status with, China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Similarly, changes in United States export control policy with respect to China could limit our ability to manufacture products there. Because of the importance of our international sales and international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly and adversely affected if any of the risks described above were to occur.

The government of China may change or even reverse its policies of promoting private industry and foreign investment, in which case our assets and operations may be at risk.

Through our subsidiary RAE Systems Shanghai Incorporated and investment in KLH, we currently manufacture in China for the production of some of our products. China is a socialist state, which since 1949 has been, and is expected to continue to be, controlled by the Communist Party of China. Our existing and planned operations in China are subject to the general risks of doing business internationally and the specific risks related to the business, economic and political conditions in China, which include the possibility that the central government of China will change or even reverse its policies of promoting private industry and foreign investment in China. Many of the current reforms which support private business in China are unprecedented or experimental. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities of per capita wealth among citizens of China and between regions within China, could also lead to further readjustment of the government’s reform measures. It is not possible to predict whether the Chinese government will continue to be as supportive of private business in China, nor is it possible to predict how future reforms will affect our business.

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

We distribute our products primarily through distributors. We derive approximately 70% of our revenues from our sales distribution channels, and, as a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We believe that our future growth depends on the efforts of these distributors. For the year ended December 31, 2004, 25 distributors cumulatively account for approximately 30% of our total product sales. In addition, the contractual obligations of our distributors to continue carrying our products must be renewed annually. If one or more of our distributors were to experience financial difficulties or become unwilling to promote and sell our products for any reason, including any refusal to renew their commitment as our distributor, we might not be able to replace such lost revenue, and our business and results of operations could be materially harmed.

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

We own approximately 36 percent of REnex Technology Ltd., a wireless systems company still in the research and development stage, which to date has not generated any significant revenues. We are required to incorporate our share of its expenses as losses in our Consolidated Statements of Operations. If REnex does not begin to generate revenues at the level we anticipate or otherwise incurs greater losses, we could incur greater losses than we anticipate and our results of operations will suffer.

The adoption of the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation,” as provided for in SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of SFAS No. 123,” will have a significant impact on our financial statements.

In connection with our merger with Nettaxi.com, certain options under our 1993 Stock Plan became subject to variable accounting in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44). To eliminate the variable effects of such accounting treatment, we adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation, effective January 1, 2003, under the modified prospective method as provided for in SFAS No. 148. These fair value recognition provisions generally result in stock-based compensation charges for options granted under our 1993 and 2002 stock option plans. For the year ended December 31, 2004, the fair value charges for options granted under our 1993 and 2002 stock option plans were $1,404,000.

Our business could suffer if we lose the services of any of our executive officers.

Our future success depends to a significant extent on the continued service of our executive officers, including Robert I. Chen, Donald W. Morgan, Peter Hsi, Rudy Mui and Hong Tao Sun. We have no employment agreements with any of these officers. The loss of the services of any of our executive officers could harm our business.

Our officers, directors and principal stockholders beneficially own approximately 36% of our common stock and, accordingly, may exert substantial influence over the company.

Our executive officers and directors and principal stockholders, in the aggregate, beneficially own approximately 36% of our common stock. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination, and may substantially reduce the marketability of our common stock.

Recently enacted changes in the securities laws and regulations have and are likely to continue to increase our costs.

The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities Exchange Commission (“SEC”) and American Stock Exchange have promulgated new rules. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced coverage or incur substantially higher costs to maintain or obtain coverage. In addition, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal control over financial reporting as of December 31, 2004 within the specified filing deadline, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

While we worked diligently to meet the Section 404 requirements of the Sarbanes-Oxley Act of 2002, we did not complete the documentation and testing of our internal control over financial reporting as of December 31, 2004. On November 30, 2004, the SEC issued an exemptive order under which an accelerated filer meeting certain conditions is permitted to omit from its annual report on Form 10-K filed within the 75 day period specified in the form both Managements Annual Report on Internal Control Over Financial Reporting and the related Attestation Report of the Registered Public Accounting Firm provided that the accelerated filer completes its Form 10-K by filing an amendment to include the information that it did not file not later than 45 days after the end of the 75 day filing period. In reliance on this exemptive order, this Annual Report on Form 10-K does not include Management’s Annual Report on Internal Control over Financial Reporting or the related Attestation Report of the Registered Public Accounting Firm.

We are continuing to work diligently with the goal of completing our documentation and testing of internal control over financial reporting to meet the April 30, 2005 filing of our amended Form 10-K. However, we may not be able to achieve our goal. Moreover, once we complete our work, we anticipate that the subsequent testing will likely reveal material weaknesses that will require remediation. Our auditors, BDO Seidman, LLP, advised us that our timetable for completing the documentation and testing will likely be too late for them to adequately test and conclude on our internal control over financial reporting as of December 31, 2004. Accordingly, our independent auditors will likely disclaim an opinion on management’s assessment on the effectiveness of internal control over financial reporting as of December 31, 2004. If we are unable to complete our documentation and testing of internal control over financial reporting, if additional material weaknesses in our controls are revealed or if our auditors disclaim an opinion on management’s assessment on the effectiveness of internal control over financial reporting as of December 31, 2004, our business may be adversely affected. If our auditors disclaim an opinion on management’s assessment on the effectiveness of internal control over financial reporting, it is unclear what legal effect this will have on our compliance with rules and regulations of the SEC and the continued listing standards of the American Stock Exchange. It could be determined that we not in compliance with applicable SEC or stock exchange requirements, which could affect the listing of our stock for trading on the American Stock Exchange or the trading price of our stock.

In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting or, if these internal controls are not effective, our business and financial results may suffer.

In designing and evaluating our internal control over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. For example, a company’s operations may change over time as the result of new or discontinued lines of business and management must periodically modify a company’s internal controls and procedures to timely match these changes in its business. In addition, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and company personnel are required to use judgment in their application. While we believe that our internal control over financial reporting currently provide reasonable assurance of achieving their control objectives, no system of internal controls can be designed to provide absolute assurance of effectiveness. In connection with the work performed to date on our internal control over financial reporting, we are aware of several matters that represent material weaknesses as defined by the Public Company Accounting Oversight Board. These material weaknesses related to (i) inadequate controls pertaining to our information technology infrastructure in the area of security and data protection; (ii) inadequate controls pertaining to our review and oversight of our subsidiary’s financial information originating at the newly acquired KLH subsidiary; and (iii) inadequate controls pertaining to the preparation or maintenance of adequate documentation in support of all disbursements made at the newly acquired KLH subsidiary. We are taking remedial action to address these material weaknesses and believe that the action to date provides reasonable assurance regarding the accuracy or our financial information. Material weaknesses in internal control over financial reporting may materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal control over financial reporting would have a negative impact on our reputation and business.

ITEM 2.	PROPERTIES.

Our corporate headquarters and principal offices are located in a leased facility in Sunnyvale, California. The Sunnyvale facility consists of approximately 25,000 square feet, which includes research and development, sales and marketing, general and administrative and manufacturing operations, under a lease expiring in October 2009. In December 2004, we completed the purchase of a 67,000 square foot property located in San Jose, California. We expect to relocate our corporate headquarters to our San Jose facility between the second and third quarters of 2005. This facility will be adequate to meet the needs of our current operations. Through our wholly-owned subsidiary, Wa-RAE, in Shanghai, China, we lease a state-of-the-art manufacturing facility, consisting of approximately 44,000 square feet, a research and development facility consisting of approximately 20,000 square feet and a sensor laboratory consisting of 16,000 square feet. The lease on the research and development facility will expire in phases for portions of the property through March 2008. The lease on the manufacturing facility expires in January 2007 and contains an option to purchase the property. The lease on the sensor laboratory expires in 2010. In addition, through our acquisition of KLH in Beijing, China, we own 64% of a manufacturing facility consisting of approximately 108,000 square feet, of which 44,000 square feet is dedicated to the manufacturing of KLH’s products and the storage of the inventory.

We maintain a sales office in Fan Ling, Hong Kong, from which we sell our products to Asia. The lease of the Fan Ling office has been extended for a period of two years commencing in January 2005. We also maintain sales and service centers in Copenhagen, Denmark, the United Kingdom and France, from which we sell our products to Europe, Australia and New Zealand, the Middle East and Africa. The lease of the Copenhagen facility was signed in December 2003 and expires in December 2006.

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

Our common stock has been trading on the AMEX under the trading symbol “RAE” since August 29, 2003. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by our specialist. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2003
Third Quarter (since August 29)	$3.99	$2.98
Fourth Quarter	$3.75	$2.36
Fiscal Year Ended December 31, 2004
First Quarter	$6.40	$3.30
Second Quarter	$6.41	$4.16
Third Quarter	$6.39	$4.35
Fourth Quarter	$9.28	$5.75

Our common stock traded on the NASD OTC Market Bulletin Board under the trading symbol “RAEE.OB” from April 9, 2002, when we completed our merger with Nettaxi.com, until August 28, 2003. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by various Bulletin Board market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2003
First Quarter	$0.66	$0.37
Second Quarter	$2.12	$0.50
Third Quarter (until August 28)	$3.22	$1.75

As of February 25, 2005, there were 324 shareholders of record who held shares of our common stock.

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

	2004	2003	2002	2001	2000
Operating Data:
Net sales	$45,794,000	$31,333,000	$21,845,000	$19,014,000	$18,194,000
Gross profit	$27,250,000	$19,247,000	$13,071,000	$11,972,000	$11,615,000
Income (loss) from operations	$3,725,000	$3,825,000	$(8,970,000)	$(97,000)	$1,282,000
Net income (loss)	$2,461,000	$2,778,000	$(9,455,000)	$137,000	$829,000
Basic income (loss) per share	$0.04	$0.06	$(0.24)	$0.01	$0.04
Diluted income (loss) per share	$0.04	$0.06	$(0.24)	$—	$0.02

Weighted-average common shares:
Basic outstanding shares	55,809,638	46,179,770	39,902,169	24,154,797	22,864,656
Diluted outstanding shares	58,581,586	49,457,720	39,902,169	37,067,871	35,436,168

Balance Sheet Data:
Working capital	$38,434,000	$12,478,000	$8,350,000	$5,106,000	$4,529,000
Total assets	$68,789,000	$20,563,000	$16,670,000	$15,043,000	$12,706,000
Long-term liabilities	$943,000	$102,000	$384,000	$644,000	$819,000
Total shareholders’ equity	$52,468,000	$14,960,000	$10,860,000	$3,438,000	$2,955,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. For further information, refer to the section entitled “Factors That May Affect Future Results” in this Form 10-K. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

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

In May 2004, we invested $9 million in cash for a 64% interest in KLH, a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment. As a result, our sales into the China market increased from 8% in 2003 to 20% in 2004. The sales from our RAE Systems business less sales from KLH (“base business”) in the United States, Europe and Asia continued to grow, primarily from the sales of our patented PID products as well as our integrated wireless technology. Sales from our base business contributed $37.9 million in 2004 as compared to $31.3 million in 2003, an increase of 21%.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, allowance for doubtful accounts, inventory allowances, warranty costs, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title to all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions.

The allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustments history, current economic conditions and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management’s control. If there were a deterioration of a major customer’s credit worthiness, or if actual defaults were higher than what has been experienced historically, our estimates of the recoverability of amounts due could be overstated and our operating results could be adversely affected.

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

We generally provide a one to three year limited warranty on the majority of our products and establish the estimated costs of fulfilling these warranty obligations at the time the related revenue is recorded. Historically, warranty costs have been insignificant. If we were to experience an increase in warranty claims compared to our historical experience, or costs of servicing warranty claims were greater than expectations on which the warranty reserve has been based, our operating results could be adversely affected.

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

We adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation effective January 1, 2003, under the modified prospective method as provided for in SFAS No. 148.

We consolidate all investments in which we have a controlling financial interest to comply with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. We also consolidate investments where we are the primary beneficiary of a variable interest entity.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2004 and 2003

Total Net Sales

	Year Ended December 31,		Increase (Decrease)
	2004	2003	Dollar	Percentage
Net sales	$45,794,000	$31,333,000	$14,461,000	46%

Net sales primarily increased due to sales from KLH in the amount of $7.9 million. Net sales also increased due to an increase of approximately $3.4 million in the sales of our integrated systems products, $1.3 million in the sales of our radiation products, $1.2 million in the sales of our patented products for homeland security and $629,000 in our service business.

Cost of Sales & Gross Margin

	Years Ended December 31,		Increase (Decrease)
	2004	2003	Dollar	Percentage
Cost of Sales	$18,544,000	$12,086,000	$6,458,000	53%
Gross Profit	$27,250,000	$19,247,000	$8,003,000	42%
Gross Profit as percentage of net sales	60%	61%

Cost of sales for the total base business was $14.0 million in 2004 as compared to $12.1 million in 2003, an increase of $1.9 million. Cost of sales for the base business increased due to a 21% increase in the sales volume between 2004 and 2003 and additional costs to build the service infrastructure in Europe in the amount of $276,000. Cost of sales for KLH was $4.6 million in 2004. Gross profit for the base business was $23.9 million and $19.2 million for 2004 and 2003, respectively. Gross profit for the base business increased due to the sales of our higher margin integrated systems and patented photoionization detection products. Gross profit for KLH was $3.3 million, which was the main reason our overall gross margin for 2004 was 1% lower than our reported margins in 2003. KLH is predominantly a distribution business with inherently lower margins.

Sales and Marketing Expense

	Years Ended December 31,		Increase (Decrease)
	2004	2003	Dollar	Percentage
Sales and marketing expense	$11,049,000	$7,277,000	$3,772,000	52%
Percentage of total net sales	24%	23%

The increase in sales and marketing expenses was due primarily to increases in personnel in Europe and the United States to build the infrastructure for future growth in the amount of $1.5 million, external commissions due to increased sales of our integrated systems solutions in the amount of $263,000, outside services and consulting fees in the amount of $195,000 and travel related expenses in the amount of $133,000. There was also an increase of sales and marketing expenses of $1.5 million attributable to our new ownership in KLH.

Research and Development Expense

	Years Ended December 31,		Increase (Decrease)
	2004	2003	Dollar	Percentage
Research and development expense	$4,295,000	$2,983,000	$1,312,000	44%
Percentage of total net sales	9%	10%

The increase in research and development expenses was due primarily to increased spending in the United States in the amount of $540,000 to develop the RAEWatch product and enhance our integrated systems products, increased spending in Shanghai to develop the radiation and consumable line of products in the amount of $344,000, the amortization of intangible assets resulting from our acquisition of KLH in the amount of $102,000 as well as the addition of KLH’s research and development expenses of $168,000 for this period from May 2004 through December 2004.

General and Administrative Expense

	Years Ended December 31,		Increase (Decrease)
	2004	2003	Dollar	Percentage
General and administrative expense	$8,181,000	$5,162,000	$3,019,000	58%
Percentage of total net sales	18%	16%

General and administrative expenses of the base business increased primarily due to an increase in non-cash charges related to the issuances of options and warrants in the amount of $682,000, an increase in legal and professional fees in the amount of $529,000, personnel costs to build the infrastructure in the United States and Shanghai in the amount of $384,000, consulting charges related to having to comply with Section 404 of the Sarbanes-Oxley Act in the amount of $366,000, travel expenses in the amount of $186,000 and a rate increase in directors and officers insurance in the amount of $78,000. The addition of KLH to our financial statements as of May 2004 added $429,000 to our general and administrative expenses.

Other Income (Expense)

	Years Ended December 31,		Increase (Decrease)
	2004	2003	Dollar
Interest income	$333,000	$31,000	$302,000
Interest expense	(17,000)	(32,000)	15,000
Other, net	194,000	(38,000)	232,000
Equity in loss of unconsolidated affiliate	(353,000)	(276,000)	(77,000)
Total other income (expense)	$157,000	$(315,000)	$472,000
Percentage of total net sales	0%	(1)%

In 2004, we had total other income, net of $157,000 as compared to total other expense, net of $315,000 in 2003. Interest income increased in the amount of $302,000 from interest received from having raised a net of $31.8 million through our January 2004 public offering. Other, net increased in the amount of $232,000, $143,000 of which was attributable to consulting income from our sales affiliate, TangRAE and approximately $80,000 of which was attributable to exchange gains. This was partially offset by an increase in the loss of our unconsolidated affiliate, REnex, in the amount of $77,000.

Income Taxes

	Year Ended December 31,		Increase (Decrease)
	2004	2003	Dollar	Percentage
Income tax expense	$1,068,000	$732,000	$336,000	46%
Percent of pretax income	28%		21%

For the years ended December 31, 2004 and 2003, we recognized tax expenses of $1,068,000 and $732,000, respectively. The tax expenses for the year ended December 31, 2004, consisted of a current provision of $1.8 million, reduced by $727,000 primarily from the utilization of research and development credits. During 2004, our income tax expense (and related valuation allowance on certain deferred tax assets) was reduced by $583,000 to reflect our realization during 2004 of the tax benefit of certain capitalized expenditures and foreign losses and the expected future benefit in 2005 of certain capitalized expenditures. At December 31, 2004, based on our recent operating performance, we determined that we now have the ability to reasonably forecast short-term operating performance on a one-year look forward basis; accordingly, we have concluded that it is more-likely-than-not that we will realize the tax benefit attributable to the capitalized expenditures that become available to us in 2005. This determination represents a change in estimate during 2004, which had the effect of reducing the valuation allowance and income tax expense, and increasing net income in 2004 by approximately $200,000. The tax expenses relating to the year ended December 31, 2003, consisted of a current provision of $1.1 million, reduced by $414,000 primarily from a settlement with the Internal Revenue Service of certain outstanding tax assessments originating in prior years and overpayment of the prior year tax liability.

Minority interest in income of consolidated subsidiaries

	Year Ended December 31,		Increase (Decrease)
	2004	2003	Dollar	Percentage
Minority interest in income of consolidated subsidiaries	$353,000	$—	$353,000	100%

For the year ended December 31, 2004, we recognized $364,000 representing the 36% minority interest’s share in the net income of KLH net of $11,000 representing the 49% minority interest in the net loss of RAE France, a business interest we acquired in fiscal 2004.

Net Income

	Year Ended December 31,		Increase (Decrease)
	2004	2003	Dollar	Percentage
Net income	$2,461,000	$2,778,000	$(317,000)	(11)%

Net income for the year ended December 31, 2004 was $2.5 million. For the same period in 2003, we had net income of $2.8 million. The decrease was primarily due to a decrease in gross margin percentage of approximately 1% as well as from a relative increase in general and administrative and tax expenses from 2003 to 2004.

Comparison of Years Ended December 31, 2003 and 2002

Total Net Sales

	Years Ended December 31,		Increase (Decrease)
($ in thousands)	2003	2002	Dollar	Percentage
Net sales	$31,333,000	$21,845,000	$9,488,000	43%

Net sales increased due to a significant increase in government sales, particularly for homeland security applications where we recognized a $2.7 million increase in the sales of our integrated systems products, a $2.6 million increase in the sales of our MultiRAE and MiniRAE 2000 products and a $1.1 million increase in the sales of our confined space entry products and our consumable and radiation products.

Cost of Sales & Gross Margin

	Years Ended December 31,		Increase (Decrease)
	2003	2002	Dollar	Percentage
Cost of Sales	$12,086,000	$8,774,000	$3,312,000	38%
Gross Profit	$19,247,000	$13,071,000	$6,176,000	47%
Gross Profit as a percentage of net sales	61%	60%

Cost of sales increased due to increases in material and production costs in the amount of $2.4 million resulting from an increase in the sales volume. Cost of sales also increased due to an increase in personnel and personnel related expenses in the amount of $872,000 to support the expanding service business. Gross profit increased due to production efficiencies resulting from the increase in sales volume as well as growth in the sales of our higher margin products, specifically our integrated systems products and our MultiRAE and MiniRAE 2000.

Sales and Marketing Expense

	Years Ended December 31,		Increase (Decrease)
	2003	2002	Dollar	Percentage
Sales and marketing expense	$7,277,000	$5,356,000	$1,921,000	36%
Percentage of total net sales	23%	25%

Sales and marketing expenses increased due to an increase in our tradeshow and advertising presence to support our homeland defense position, our mobile sensor network solution and our suite of radiation detectors in the amount of $813,000. Additionally, our expenses increased overseas by approximately $700,000 to build the infrastructure to support anticipated growth in Europe and Asia. Commissions to our sales representatives also increased by $495,000 due to the increase in the sales of our integrated systems solutions.

Research and Development Expense

	Years Ended December 31,		Increase (Decrease)
	2003	2002	Dollar	Percentage
Research and development expense	$2,983,000	$2,531,000	$452,000	18%
Percentage of total net sales	10%	12%

Research and development expenses increased due to an increase in personnel and personnel related expenses in the amount of $261,000 to support the development of a monitor that combines radiological and chemical sensors in a single unit, the development of a solution for cargo container security and inventory tracking, and the further development of our line of consumable products.

General and Administrative Expense

	Years Ended December 31,		Increase (Decrease)
	2003	2002	Dollar	Percentage
General and administrative expense	$5,162,000	$5,419,000	$(257,000)	(5)%
Percentage of total net sales	16%	25%

General and administrative expenses increased primarily due to legal fees in the amount of $805,000, accrued management incentives in the amount of $494,000, non-cash warrant charges in the amount of $331,000, and the payment of the AMEX listing fee in the amount of $65,000. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS 123 for stock-based employee compensation under the modified prospective method as provided for in SFAS 148. We incurred a non-cash fair value accounting charge of $789,000 in connection with our outstanding options under our 1993 and 2002 stock option plans for the year ended December 31, 2003 as compared to a non-cash compensation charge of $592,000 in the same period of 2002.

Merger Costs

	Years Ended December 31,		Increase (Decrease)
	2003	2002	Dollar	Percentage
Merger costs	$ 0	$8,735,000	$(8,735,000)	(100)%
Percentage of total net sales	0%	40%

We incurred non-cash merger costs of $8.7 million relating to the grant of options and warrants for the year ended December 31, 2002 in connection with our merger transaction with Nettaxi.com.

Other Income (Expense), net

	Years Ended December 31,		Increase (Decrease)
	2003	2002	Dollar	Percentage
Interest income	$31,000	$54,000	$(23,000)	(43)%
Interest expense	(32,000)	(119,000)	87,000	—
Other, net	(38,000)	0	(38,000)	—
Equity in loss of unconsolidated affiliate	(276,000)	(284,000)	8,000	—
Total other income (expense)	$(315,000)	$(349,000)	$34,000	—
Percentage of total net sales	(1)%	(2)%

Other expense, net, for the year ended December 31, 2003 was $315,000. For the same period in 2002, we had other expenses, net of $349,000, a change of $34,000. Other expenses, net for the year ended December 31, 2003 and 2002 consisted primarily of equity in loss of our unconsolidated affiliate in the amount of $276,000 and $284,000, respectively. Interest expense decreased in the amount of $87,000 due to the payment of outstanding loans, partially offset by a decrease in interest income in the amount of $23,000.

Income Taxes

	Years Ended December 31,		Increase (Decrease)
	2003	2002	Dollar	Percentage
Income Taxes	$732,000	$136,000	$596,000	438%
Percentage of pretax income (loss)	21%	(1)%

The tax expense relating to the year ended December 31, 2003, consisted of a provision of $1.2 million relating to the pre-tax income, reduced by $574,000 upon the release of prior year tax liability, including $443,000 relating to the settlement with the Internal Revenue Service of certain outstanding tax assessments originating in prior years.

Net Income (Loss)

	Year Ended December 31,		Increase (Decrease)
	2003	2002	Dollar	Percentage
Net income (loss)	$2,778,000	$(9,455,000)	$12,233,000	—%

Net income for the year ended December 31, 2003 was $2.8 million. For the same period in 2002, we had a net loss of $9.5 million, including a $9.3 million non-cash accounting charge relating to merger costs and compensation. The increase primarily resulted from an increase in sales in the amount of $9.5 million and the settlement of certain lawsuits in the amount of $805,000. The increase was partially offset by an increase in non-cash charges related to the issuance of warrants and options in the amount of $1.1 million, an increase in sales and marketing expenses, particularly advertising and direct mail in the amount of $813,000, an increase in our overseas sales and marketing expenses in the amount of $700,000 to build the infrastructure to support our anticipated growth, commissions to our outside sales representatives in the amount of $495,000 due to increased sales of our integrated systems solutions, and the accrual of management incentives in the amount of $494,000.

Liquidity and Capital Resources

	Year Ended December 31,
	2004	2003	2002
Net cash provided by (used in):
Operating activities	$2,687,000	$981,000	$1,296,000
Investing activities	$(21,014,000)	$(719,000)	$554,000
Financing activities	$32,251,000	$50,000	$1,600,000
Effect of exchange rate changes on cash and cash equivalents	$130,000	$7,000	$—
Net increase in cash and cash equivalents	$14,054,000	$319,000	$3,450,000

To date, we have financed our operations primarily through bank borrowings, revenues from operations and proceeds from the issuances of equity securities. As of December 31, 2004, we had $32.8 million in cash and investments. At December 31, 2004, we had $38.4 million of working capital (current assets less current liabilities) and had a current ratio (current assets divided by current liabilities) of 4.47 to 1.0.

We have two lines of credit available for future growth expansion, which in the aggregate total $10 million. In April 2004, we secured a $3,000,000 line of credit based on the prime-lending rate that will expire in May 2005. In May 2004, we secured an additional $7,000,000 line of credit at a fixed rate of 3.25% that will expire in May 2005. We are currently in compliance with the debt covenants, and as such, have these lines available to us in full. At present, there are no amounts outstanding under these agreements.

Net cash provided by operating activities for the year ended December 31, 2004 was $2.7 million, as compared with net cash provided by operating activities of $981,000 for the year ended December 31, 2003. The favorable effects on operating cash flows for the year ended December 31, 2004 was due primarily to increases to accrued liabilities of $3.1 million, net income of $2.5 million and non-cash adjustments to profit of $1.4 million due to fair value accounting for stock options and warrants, which adds to operating cash flow. Additional cash flow contributions of $1.0 million came from the tax benefit from the disqualification of incentive stock options, $1.0 million from increases to accounts payable and depreciation and amortization of $994,000. These were partially offset by increases to inventories of $2.6 million, accounts receivable of $2.9 million, prepaid expenses of $840,000 and deferred income taxes of $726,000.

Net cash used in investing activities for the year ended December 31, 2004 was $21.0 million as compared with $719,000 for the year ended December 31, 2003. Cash used in investing activities consisted of $11.2 million in long and short term investments and $9.3 million due to the acquisition of property and equipment, $5.0 million of which was used the purchase the future site of RAE Systems’ corporate headquarters in San Jose, California. The remaining $4.3 million was largely invested in manufacturing capacity in Shanghai and Beijing.

Net cash provided by financing activities for the year ended December 31, 2004 was $32.3 million as compared with $50,000 for the year ended December 31, 2003. Cash provided by financing activities for the year ended December 31, 2004 was primarily the result of having raised a net of $31.8 million through a public offering, of 8,050,000 shares of common stock at $4.25 per share less the applicable underwriting discount, which closed on January 28, 2004. The proceeds have been and will continue to be used for potential mergers and acquisitions, working capital and for general corporate purposes. Jefferies Quarterdeck, a division of Jefferies & Company, Inc., led the underwriting team, with Merriman Curhan Ford & Co. as co-manager for the offering.

We believe that our existing balances of cash and cash equivalents, together with cash generated from product sales, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and future results of operations. Any future financing we may require may be unavailable on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or could prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our stockholders.

Contractual Obligations

We lease certain manufacturing, warehousing, and other facilities under operating leases expiring in various years through 2009. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. We have other liabilities, including an employee agreement with a non-executive officer in Europe for which the termination liability is $260,000 for a period of one year and $1.7 million payable over the next four years to the former KLH owners as part of a buyout provision. The following table quantifies our known contractual obligations as of December 31, 2004:

	Total	2005	2006	2007	2008	2009	Thereafter
Contractual Obligations:
Operating lease obligations	$3,371,000	$797,000	$796,000	$592,000	$636,000	$550,000	$—
Other liabilities	$2,110,000	$1,286,000	$340,000	$242,000	$242,000	$—	$—

TOTAL	$5,481,000	$2,083,000	$1,136,000	$834,000	$878,000	$550,000	$—

Transactions with Affiliate

Certain of the Company’s sales made into the China market were made through TangRAE, a China distribution company that is owned by two individuals, one of whom is Kang Lin Liu, our sales representative and one of whom is a former employee of one of the Company’s wholly-owned subsidiaries. TangRAE was organized as a sales office solely to facilitate the sale of the Company’s products into the China market. Total sales made by the Company to TangRAE amounted to $392,000, $479,000, and $351,000 for 2004, 2003 and 2002, respectively. In 2004, consulting fees were paid by TangRAE to RAE Shanghai in the amount of $143,000. Effective December 2004, TangRAE was officially closed as an operating entity.

In September 2004, the Company entered into an agreement with Shanghai Simax Technology Co. Ltd. (“Simax”) to finance the design of a benzene-specific gas detection module (GC-PID) in the amount of $100,000. To date, there have been no payments to Simax. RAE Systems has the right to use the technology in any of our future products. The Company is to pay a royalty fee of 5% of all GC-PID products sold. To date, there have been no royalty payments for this technology. Dr. Peter C. Hsi, the Company’s Chief Technology Officer is the acting general manager for Simax. Dr. Hsi has no equity ownership in Simax.

In June 2004, the Company entered into an agreement with REnex Technologies Ltd. to develop six prototype RAELink modems for a price of $95,000 and to pay a royalty fee of 7.5% for all products sold for which REnex Technology’s intellectual property is used. To date, a payment was made to REnex in the amount of $28,000 to develop the modems. During 2004, the Company did not make any royalty payments. The Company has a 36% interest in REnex Technologies Ltd.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005 (the quarter ended September 30, 2005 for the Company) and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. We are currently assessing the impact of this statement on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. SFAS No. 153 amends the guidance in Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have an impact on our consolidated results of operations or financial position or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. Under SFAS No. 151, all abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements, results of operations, or cash flows.

In October 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides a tax deduction of up to nine percent (when fully phased in) of the lesser of (a) “qualified production activities income” or taxable income (after the deduction for the utilization of any net operating loss carryforwards). The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements, results of operations, or cash flows.

In October 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements, results of operations, or cash flows.

In December 2003, the FASB revised Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires an investor who absorbs the majority of the expected losses, receives a majority of its expected returns, or both, (primary beneficiary) of a variable interest entity (VIE) to consolidate the assets, liabilities, and results of operations of the entity. A VIE is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is sufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. FIN 46R replaces FIN 46, which was issued in January 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this pronouncement did not have a material impact on the Company’s financial statements, results of operations, or cash flows.

In December 2003, the Staff of the SEC issued Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of Emerging issues Task Force (EITF) 00-21,

“Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of this pronouncement did not have a material impact on the Company’s financial statements, results of operations, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion analyzes our disclosure to market risk related to concentration of credit risk, changes in interest rates and foreign currency exchange rates.

Concentration of Credit Risk

Currently, we have cash and cash equivalents deposited with two large United States financial institutions, one large Hong Kong financial institution, two large Shanghai financial institutions, two local Beijing financial institutions, and one large Danish financial institution. Our deposits may exceed the amount of insurance available to cover such deposits. To date, we have not experienced any losses of deposits of cash and cash equivalents. Management regularly reviews our deposit amounts and the credit worthiness of the financial institution which hold our deposits.

Interest Rate Risk

As of December 31, 2004, we had cash and cash equivalents of $32.8 million consisting of cash and highly liquid short-term investments. The impact of interest rate fluctuations was immaterial. Changes to interest rates over time may, however, reduce or increase our interest income from our short-term investments. If, for example, there is a hypothetical 150 bps change in the interest rates in the United States, the approximate impact on our cash and short-term investments would be +/- $100,000.

Foreign Currency Exchange Rate Risk

To date, a substantial portion of our recognized revenue has been denominated in United States dollars generated primarily from customers in the United States (62%). Revenue generated from our European operations (10%) is primarily in euros, revenue generated by our China operations (21%) is in renminbi, and revenue generated from our Hong Kong-based operations (4%) is in both Hong Kong dollars and United States dollars. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Our operations in China have been largely unaffected by currency fluctuations, as China’s currency rate has been fixed relative to the United States dollar.

Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on low cost intellectual property and efficiency in supply chain management. In 2004, we made a strategic investment in China with the acquisition of KLH, a Beijing-based manufacturer and distributor of environmental safety and security equipment. There has been recent speculation in the financial press that China’s currency, the renminbi, will be subject to a market adjustment relative to the United States dollar and other currencies. If, for example, there is a hypothetical 10% change in the renminbi relative to the United States dollar, the approximate impact on our profits would be +/- $500,000.

Furthermore, to the extent that we engage in international sales denominated in United States dollars in countries other than China, any fluctuation in the value of the U.S. dollar relative to foreign currencies could affect our competitive position in the international markets. Although we would continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot be certain that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements included in this report beginning on page F-1 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Report on Assessment of Internal Control Over Financial Reporting

While we worked diligently to meet the Section 404 requirements of the Sarbanes-Oxley Act of 2002 (“SOX 404”), we did not complete the documentation and testing of our internal control over financial reporting as of December 31, 2004. On November 30, 2004, the SEC issued an exemptive order under which an accelerated filer meeting certain conditions is permitted to omit from its annual report on Form 10-K filed within the 75 day period specified in the form both Managements Annual Report on Internal Control Over Financial Reporting and the related Attestation Report of the Registered Public Accounting Firm provided that the accelerated filer completes its Form 10-K by filing an amendment to include the information that it did not file not later than 45 days after the end of the 75 day filing period. In reliance on this exemptive order, this Annual Report on Form 10-K does not include Management’s Annual Report on Internal Control over Financial Reporting or the related Attestation Report of the Registered Public Accounting Firm.

We are continuing to work diligently with the goal of completing our documentation and testing of internal control over financial reporting to meet the April 30, 2005 deadline to file our Form 10-K/A as provided by the exemptive order issued by the Securities Exchange Commission on November 30, 2004. However, we may not be able to achieve our goal.

As a result of delays in completing documentation and testing of internal control over financial reporting, we have been advised by BDO Seidman, LLP, our independent auditors, that BDO expects that their report on internal control over financial reporting will disclaim an opinion on management’s assessment of internal control over financial reporting and will disclaim an opinion on the effectiveness of internal control over financial reporting as of December 31, 2004.

In connection with the work performed to date on our internal control over financial reporting, we are aware of several matters that represent material weaknesses as defined by the Public Company Accounting Oversight Board. These material weaknesses related to: (i) inadequate controls pertaining to our information technology infrastructure in the area of security and data protection; (ii) inadequate controls pertaining to our review and oversight of our subsidiary’s financial information originating at the newly acquired KLH subsidiary; (iii) inadequate controls pertaining to the preparation or maintenance of adequate documentation in support of all disbursements made at the newly acquired KLH subsidiary; and (iv) inadequate planning and execution of our SOX 404 project to meet the requirements of the Sarbanes-Oxley Act of 2002 on a timely basis. We are taking remedial action to address these material weaknesses and believe that the action to date provides reasonable assurance regarding the accuracy or our financial information. Once we complete our documentation and testing of internal control over financial reporting, we anticipate that the subsequent testing will likely reveal additional material weaknesses that will require remediation.

At present, we are taking steps to remediate the identified material weaknesses and to improve the overall effectiveness of our internal control over financial reporting. These steps include: (i) management has designed and is now implementing a detailed work plan to upgrade our information technology infrastructure in 2005, including our next enterprise resource planning system which for 2005 is expected to cost in the range of $1,000,000 to implement; and (ii) establishing a more rigorous monitoring system for foreign subsidiary internal control over financial reporting, including sending an onsite representative to monitor our efforts.

Material weaknesses in internal control over financial reporting may materially impact our reported financial results and the market price of our stock could significantly decline. If our auditors disclaim an opinion on management’s assessment on the effectiveness of internal control over financial reporting, it is unclear what legal effect this will have on our compliance with rules and regulations of the SEC and the continued listing standards of the American Stock Exchange. Additionally, adverse publicity related to a material failure of internal control over financial reporting would have a negative impact on our reputation and business.

There was no change in our internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and our principal accounting officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2004 with regard to the material weaknesses identified and discussed above, under “Management’s Report on Internal Control Over Financial Reporting.”

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item with respect to the Company’s executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

The information required by this Item regarding (a) the Company’s directors, (b) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended and (c) the Company’s Code of Conduct and Ethics is incorporated herein by reference from the information provided under the headings “Proposal No. 1—Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct and Ethics” of the Proxy Statement for our 2005 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item, which will be set forth in our Proxy Statement for our 2005 Annual Meeting of Stockholders under the caption “Executive Compensation and Other Matters”, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item, which will be set forth in our Proxy Statement for our 2005 Annual Meeting of Stockholders under the caption “Stock Ownership of Certain Beneficial Owners and Management”, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item, which will be set forth in our Proxy Statement for our 2005 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions”, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item, which will be set forth in our Proxy Statement for our 2005 Annual Meeting of Stockholders under the heading “Proposal No. 2—Ratification of Appointment of Independent Auditors”, is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	(1) Financial Statements

See the index of the Consolidated Financial Statements of this Form 10-K.

(2)	Financial Statement Schedules

Schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)	Exhibits

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1	Merger Agreement and Plan of Reorganization by and between RAE Systems Inc., RAES Acquisition Corporation and Nettaxi.com dated January 9, 2002 (1)

3.1	Certificate of Incorporation of Registrant (2)

3.2	Bylaws of Registrant (2)

4.1	Specimen certificate representing the common stock of Registrant (2)

4.2	Registration Rights Agreement by and between RGC International Investors, LDC and Nettaxi.com, dated as of April 28, 2000 (3)

10.0	Purchase and Sale Agreement dated November 1, 2004 by and between RAE Systems Inc. and CarrAmerica Realty Operating Partnership, L.P. (9)

10.1	Form of Indemnity Agreement between the Registrant and the Registrant’s directors and officers (2)

10.2	RAE Systems Inc. 2002 Stock Option Plan (2)

10.3	RAE Systems Inc. 1993 Stock Plan (2)

10.8	Lease Agreement by and between Aetna Life Insurance Company and the Registrant dated June 1, 1999 (2)

10.9

First Amendment to Lease by and between Moffett Office Park Investors LLC and the Registrant dated effective November 1, 2002 amending Lease Agreement between Aetna Life Insurance Company and the Registrant dated June 1, 1999 (8)

10.10

Manufacturing Building Lease Agreement by and between Shanghai China Academic Science High Tech Industrial Park Development Co., Ltd. and RAE Systems (Asia), Ltd., incorporated in Hong Kong, dated September 15, 2001 (2)

10.11

Lease Agreement by and between Shanghai Institute of Metallurgy Research, Chinese Academy of Sciences and WARAE Instrument (Shanghai) Incorporated, incorporated in Jiading, Shanghai, dated January 8, 1999 (2)

10.14	Warrant Agreement by and between Nettaxi.com and Mr. Michael Gardner dated April 9, 2002 (7)

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman, LLP

24.1	Power of Attorney (included on signature page)

31.1

Certifications of Robert I. Chen, President and Chief Operating Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications of Donald W. Morgan, Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed on January 10, 2002 as an exhibit to Nettaxi.com’s Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, for the quarter ended March 31, 2002 and incorporated herein by reference.

(3)	Previously filed on June 2, 2000 as an exhibit to Nettaxi.com’s Registration Statement on Form S-1 and incorporated herein by reference.
(4)	Previously filed on March 17, 2000 as an exhibit to Nettaxi.com’s Registration Statement on Form S-8 and incorporated herein by reference.
(5)	Previously filed on May 10, 1999 as an exhibit to Nettaxi.com’s Registration Statement on Form S-1 and incorporated herein by reference.
(6)	Previously filed on May 31, 2002 as an exhibit to the Registrant’s Registration Statement on Form S-1 and incorporated herein by reference.
(7)	Previously filed on April 8, 2002 as an exhibit to Nettaxi.com’s Registration statement on Form S-8 and incorporated herein by reference.
(8)	Previously filed on February 28, 2003 as an exhibit to the Registrant’s annual report on Form 10-K, for the year ended December 31, 2002 and incorporated herein by reference.
(9)	Previously filed on November 2, 2004 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2005.

RAE SYSTEMS INC.

By:	/S/ ROBERT I. CHEN Robert I. Chen President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert I. Chen and Donald W. Morgan, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT I. CHEN Robert I. Chen	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2005

/S/ DONALD W. MORGAN Donald W. Morgan	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/S/ PETER C. HSI Peter C. Hsi	Vice President, Chief Technology Officer, Director	March 16, 2005

/S/ LYLE D. FEISEL Lyle D. Feisel	Director	March 16, 2005

/S/ NEIL W. FLANZRAICH Neil W. Flanzraich	Director	March 16, 2005

/S/ EDWARD C. ROSS Edward C. Ross	Director	March 16, 2005

/S/ SIGRUN HJELMQUIST Sigrun Hjelmquist	Director	March 16, 2005

/S/ SUSAN BARNES Susan Barnes	Director	March 16, 2005

RAE Systems Inc.

Consolidated Financial Statements

As of December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

RAE Systems Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of RAE Systems Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAE Systems Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(p) to the consolidated financial statements, effective January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation.

BDO Seidman, LLP

San Jose, California

March 16, 2005

RAE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS

Current Assets:
Cash and cash equivalents	$21,566,000	$7,512,000
Short-term investments	6,745,000	—
Notes receivable	535,000	—
Accounts receivable, net of allowance for doubtful accounts of $665,000 and $176,000, respectively	9,934,000	5,380,000
Accounts receivable from affiliate	119,000	—
Inventories, net	7,675,000	3,659,000
Prepaid expenses and other current assets	1,558,000	762,000
Deferred income taxes	1,392,000	666,000

Total Current Assets	49,524,000	17,979,000

Property and Equipment, net	11,287,000	1,748,000
Long Term Investments	4,500,000	—
Intangible Assets, net	2,150,000	—
Deposits and Other Assets	1,172,000	327,000
Investment in Unconsolidated Affiliate	156,000	509,000

Total Assets	$68,789,000	$20,563,000

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED ENTITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,449,000	$1,611,000
Accounts payable to affiliate	—	594,000
Accrued liabilities	5,643,000	2,159,000
Notes payable—related parties	859,000	—
Income taxes payable	417,000	948,000
Current portion of deferred revenue	722,000	67,000
Current portion of capital lease obligations	—	122,000

Total Current Liabilities	11,090,000	5,501,000

Deferred Revenue, net of current portion	119,000	102,000
Long Term Notes Payable—Related Parties	824,000	—

Total Liabilities	12,033,000	5,603,000

Commitments and Contingencies

Minority Interest in Consolidated Entities	4,288,000	—

Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 57,315,175 and 46,824,626 shares issued and outstanding, respectively	57,000	47,000
Additional paid-in capital	53,660,000	18,753,000
Accumulated other comprehensive income	137,000	7,000
Accumulated deficit	(1,386,000)	(3,847,000)

Total Shareholders’ Equity	52,468,000	14,960,000

Total Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity	$68,789,000	$20,563,000

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003	2002
Net Sales	$45,794,000	$31,333,000	$21,845,000
Cost of Sales	18,544,000	12,086,000	8,774,000

Gross Profit	27,250,000	19,247,000	13,071,000

Operating Expenses:
Sales and marketing	11,049,000	7,277,000	5,356,000
Research and development	4,295,000	2,983,000	2,531,000
General and administrative	8,181,000	5,162,000	5,419,000
Merger costs	—	—	8,735,000

Total Operating Expenses	23,525,000	15,422,000	22,041,000

Income (Loss) from Operations	3,725,000	3,825,000	(8,970,000)

Other Income (Expense):
Interest income	333,000	31,000	54,000
Interest expense	(17,000)	(32,000)	(119,000)
Other, net	194,000	(38,000)	—
Equity in loss of unconsolidated affiliate	(353,000)	(276,000)	(284,000)

Total Other Income (Expense)	157,000	(315,000)	(349,000)

Income (Loss) Before Income Taxes and Minority Interest	3,882,000	3,510,000	(9,319,000)

Income Taxes	1,068,000	732,000	136,000

Income (Loss) Before Minority Interest	2,814,000	2,778,000	(9,455,000)
Minority interest in income of consolidated entities	(353,000)	—	—

Net Income (Loss)	$2,461,000	$2,778,000	$(9,455,000)

Basic Earnings (Loss) Per Common Share	$0.04	$0.06	$(0.24)

Diluted Earnings (Loss) Per Common Share	$0.04	$0.06	$(0.24)

Weighted-average common shares outstanding	55,809,638	46,179,770	39,902,169
Stock options and warrants	2,771,948	3,277,950	—

Diluted weighted-average common shares outstanding	58,581,586	49,457,720	39,902,169

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balances, December 31, 2001	25,542,482	$25,000	$1,301,000	$(718,000)	$—	$2,830,000	$3,438,000
Common stock issued in connection with merger, net of offering costs of $762,000	7,896,764	8,000	6,197,000	—	—	—	6,205,000
Conversion of preferred stock to common stock	10,531,092	11,000	1,289,000	—	—	—	1,300,000
Common stock issued for services	960,000	1,000	2,120,000	—	—	—	2,121,000
Common stock purchase rights granted for services	—	—	2,308,000	—	—	—	2,308,000
Common stock warrants granted for services	—	—	4,306,000	—	—	—	4,306,000
Common stock options granted for services	—	—	16,000	(16,000)	—	—	—
Issuance of common stock due to exercise of stock options	586,337	1,000	44,000	—	—	—	45,000
Compensation expense under variable accounting of common stock options	—	—	375,000	—	—	—	375,000
Amortization of deferred compensation	—	—	—	217,000	—	—	217,000
Net loss	—	—	—	—	—	(9,455,000)	(9,455,000)

Balances, December 31, 2002	45,516,675	46,000	17,956,000	(517,000)	—	(6,625,000)	10,860,000
Components of comprehensive income:
Net income	—	—	—	—	—	2,778,000	2,778,000
Foreign currency translation adjustments	—	—	—	—	7,000	—	7,000

Total comprehensive income							2,785,000

Issuance of common stock due to exercise of stock options	692,775	1,000	128,000	—	—	—	129,000
Issuance of common stock due to exercise of warrants	632,814	—	66,000	—	—	—	66,000
Cancellation of shares	(17,638)	—	—	—	—	—	—
Common stock warrants granted for services	—	—	331,000	—	—	—	331,000
Adoption of fair value recognition provisions for stock-based employee compensation	—	—	(517,000)	517,000	—	—	—
Compensation expense under fair value accounting of common stock options	—	—	789,000	—	—	—	789,000

Balances, December 31, 2003	46,824,626	47,000	18,753,000	—	7,000	(3,847,000)	14,960,000
Components of comprehensive income:
Net income	—	—	—	—	—	2,461,000	2,461,000
Foreign currency translation adjustments	—	—	—	—	130,000	—	130,000

Total comprehensive income							2,591,000

Issuance of common stock due to exercise of stock options	1,338,471	1,000	618,000	—	—	—	619,000
Issuance of common stock due to exercise of warrants	1,039,078	1,000	12,000	—	—	—	13,000
Proceeds from the sale of common stock, net of offering costs of $370,000	8,050,000	8,000	31,782,000	—	—	—	31,790,000
Compensation expense under fair value accounting of common stock options	—	—	1,404,000	—	—	—	1,404,000
Issuance of common stock due to exercise of restricted stock	63,000	—	50,000	—	—	—	50,000
Disqualifying disposition of incentive stock options	—	—	1,041,000	—	—	—	1,041,000

Balances, December 31, 2004	57,315,175	$57,000	$53,660,000	$—	$137,000	$(1,386,000)	$52,468,000

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003	2002
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows From Operating Activities:
Net Income (Loss)	$2,461,000	$2,778,000	$(9,455,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	994,000	753,000	583,000
Provision for doubtful accounts	489,000	38,000	50,000
Inventory reserve	428,000	253,000	235,000
Amortization of deferred compensation	—	—	217,000
Compensation expense under variable accounting for common stock options	—	—	375,000
Compensation expense under fair value accounting for common stock options	1,404,000	789,000	—
Common stock issued for services	—	—	2,121,000
Common stock purchase rights granted for services	—	—	2,308,000
Common stock warrants granted for services	165,000	331,000	4,306,000
Equity in loss of unconsolidated affiliate	353,000	276,000	284,000
Minority interest in income of consolidated entities	353,000	—	—
Stock options income tax benefits	1,041,000	—	—
Deferred income taxes	(726,000)	(414,000)	(194,000)
Changes in operating assets and liabilities, net of effects of acquisition and deconsolidation:	—
Accounts receivable	(2,852,000)	(2,942,000)	(127,000)
Accounts receivable from affiliate	(119,000)	—	—
Notes receivable	(535,000)	—	—
Inventories	(2,625,000)	(736,000)	304,000
Prepaid expenses and other current assets	(840,000)	(360,000)	(136,000)
Accounts payable	1,035,000	669,000	100,000
Accounts payable to affiliate	(594,000)	(164,000)	60,000
Accrued liabilities	3,085,000	469,000	458,000
Notes payable—related parties	(435,000)	—	—
Income taxes payable	(580,000)	(778,000)	56,000
Deferred revenue	185,000	19,000	(249,000)

Net Cash Provided By Operating Activities	2,687,000	981,000	1,296,000

Cash Flows From Investing Activities:
Cash relinquished in deconsolidation	—	—	(878,000)
Investments	(11,245,000)	—	—
Proceeds from business acquisition	377,000	—	—
Restricted cash	—	—	3,000,000
Investment in affiliate	—	—	(500,000)
Acquisition of property and equipment	(9,278,000)	(474,000)	(1,160,000)
Purchased intangibles	(77,000)	—	—
Deposits and other	(791,000)	(245,000)	92,000

Net Cash (Used In) Provided By Investing Activities	(21,014,000)	(719,000)	554,000

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and warrants	682,000	195,000	45,000
Proceeds from the sale of common stock	32,160,000	—	—
Proceeds from merger/reorganization	—	—	6,967,000
Payment of merger costs	—	—	(762,000)
Bank borrowing	(120,000)	—	—
Offering costs	(370,000)	—	—
Payments on notes payable and lines of credit	—	—	(4,426,000)
Payment on capital lease obligation	(122,000)	(145,000)	(224,000)
Proceeds from minority shareholder investment	21,000	—	—

Net Cash Provided By Financing Activities	32,251,000	50,000	1,600,000

Effect of exchange rate changes	130,000	7,000	—

Net Increase in Cash and Cash Equivalents	14,054,000	319,000	3,450,000

Cash and Cash Equivalents, beginning of period	7,512,000	7,193,000	3,743,000

Cash and Cash Equivalents, end of period	$21,566,000	$7,512,000	$7,193,000

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income taxes	$726,000	$1,893,000	$274,000
Interest	$17,000	$26,000	$119,000
Noncash Investing and Financing Activities:
Exchange of warrants for common stock	$1,532,000	$988,000	—
Capital leases entered into for equipment	$—	$—	$341,000
Acquisitions:
Fair value of assets acquired	$7,890,000	—	—
Liabilities assumed	$3,976,000	—	—
Minority interest	$3,914,000	—	—

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

(a) The Company

RAE Systems Inc. (“the Company”) develops and manufactures chemical and radiation detection monitors and networks for homeland security and industrial applications. RAE Systems’ products are based on proprietary technology, and include portable, wireless and fixed chemical detection monitors and gamma and neutron detectors.

(b) Principles of Consolidation

The Consolidated Financial Statements include the accounts of RAE Systems Inc. and its subsidiaries as described below. RAE Systems Inc. owns 100% of RAE Systems Europe ApS (“RAE Europe”) and RAE Systems (Asia) Limited (“RAE Asia”). RAE Europe is a Denmark corporation which distributes and provides services for RAE Systems’ products in Europe, Australia and New Zealand, and throughout the Middle East. RAE Europe owns (i) 100% of RAE United Kingdom Limited (“RAE UK”) and (ii) 49% of RAE France. Both RAE UK and RAE France are distribution companies. RAE Asia is a Hong Kong holding company. RAE Asia owns (i) 100% of RAE Systems Shanghai Incorporated (“RAE Shanghai”), formerly known as Wa-RAE Science Instruments, Ltd, (ii) 100% of RAE Systems Hong Kong Limited (“RAE Hong Kong”), (iii) 64% of RAE KLH (Beijing) Co. Ltd formerly known as Beijing Ke Li Heng Security Equipment Co., Ltd. (“KLH”), and (iv) 36% of REnex Technology Ltd (“REnex”). RAE Shanghai, which is incorporated in Jiading, Shanghai, designs and manufactures RAE’s products for final assembly and testing in the United States. RAE Hong Kong distributes and provides services for RAE Systems’ products in Asia and the Pacific Rim. KLH is a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment. REnex, a Hong Kong based research and development corporation, designs and develops a wireless platform for detection and monitoring.

All significant intercompany accounts and transactions have been eliminated.

(c) Use of Estimates

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

(d) Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title to all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions. Service revenues relating to maintenance services performed by the Company, which represent less than 5% of net revenues in each of 2004, 2003, and 2002, are recognized as earned based upon contract terms, which is generally ratably over the term of service. Net revenues include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10 Accounting for Shipping and Handling Fees and Costs. Shipping fees represent less than 1% of net revenues in each of 2004, 2003, and 2002. Shipping costs are included in the cost of goods sold.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Cash and Cash Equivalents

The Company considers all highly liquid investments having original maturities of 90 days or less to be cash equivalents.

(f) Accounts Receivable and Allowance for Doubtful Accounts

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

(g) Inventories

Inventories are stated at the lower of cost (moving weighted average method) or market. Inventory purchases are typically based on estimated future demand. In the event of a sudden and significant decrease in demand for the Company’s products, or if there were a higher occurrence of inventory obsolescence due to changing technology and customer requirements, RAE Systems’ gross margins could be adversely affected.

(h) Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is provided using the straight–line method over the related estimated useful lives, as follows:

Buildings	20 years

Equipment	5 to 7 years

Furniture and fixtures	5 to 7 years

Computers equipment	5 years

Automobiles	5 years

Building improvements	Lesser of useful life or remaining lease term

(i) Warranty Repairs

The Company generally provides a one to three year limited warranty on the majority of its products and establishes a provision for the estimated costs of fulfilling these warranty obligations at the time the related revenue is recorded. Historically, warranty costs have been insignificant.

(j) Research and Development

Research and development costs incurred by the Company are expensed as incurred.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(k) Advertising Costs

The Company expenses the costs of advertising as incurred. During the years ended December 31, 2004, 2003, and 2002, advertising expense was $1,026,000, $1,062,000, and $322,000, respectively.

(l) Income Taxes

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

(m) Long–Lived Assets

The Company periodically reviews its long–lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its estimated fair value.

(n) Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities:

The carrying amount reported in the balance sheet for these items approximates fair value because of the short maturity of these instruments.

•	Investments:

The Company’s investments consist of debt securities, which management classifies and accounts for as held-to-maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments. At December 31, 2004, the fair value of the investments amounted to $11,160,000 (carrying value of $11,245,000).

•	Lines of Credits:

The Company has two lines of credit available for future growth, which in the aggregate total $10 million. In April 2004, the Company secured a $3,000,000 line of credit based on the prime-lending rate. In May 2004, the Company secured an additional $7,000,000 line of credit at a fixed rate of 3.25%. RAE Systems is currently in compliance with the debt covenants, and as such, has these lines available to it in full.

As of December 31, 2004 and 2003, the fair values of the Company’s financial instruments approximate their historical carrying amounts.

(o) Translation of Foreign Currencies

Assets and liabilities of non-U.S. subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to the accumulated other

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive income of shareholders’ equity. Income and expense accounts are translated at average exchange rates during each period. Translation gains and losses are recorded in other income (loss), net. The functional currency is the local currency for all non-U.S. subsidiaries.

(p) Stock-Based Incentive Programs

SFAS No. 123, Accounting for Stock–Based Compensation, encourages entities to recognize compensation costs for stock–based employee compensation plans using the fair value based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Prior to January 1, 2003, the Company used the accounting prescribed by APB Opinion No. 25, and provided footnote disclosure of pro forma net income and earnings per share as if the fair value based method of accounting had been applied.

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

In connection with becoming a public company through a reverse merger transaction, certain options granted under the Company’s 1993 Stock Option Plan became subject to variable accounting in accordance with Interpretation No. 44. As of December 31, 2002, there were 2,014,941 options outstanding under the 1993 Stock Option Plan that we became subject to variable accounting.

In December 2002, the FASB issued statements of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for an entity that voluntary changes to the fair value based method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Further, SFAS No. 148 amends APB No. 28, Interim Financial Reporting to require disclosure about those effects in interim financial information. Effective January 1, 2003, the Company elected to adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation under the modified prospective method as provided for in SFAS No. 148. The effects of the adoption of SFAS No. 123 in accordance with SFAS No. 148 in the Company’s financial statements for the year ended December 31, 2003 consist of a reversal of $517,000 of deferred compensation with an offsetting adjustment to additional paid-in-capital in the consolidated statements of shareholders’ equity.

SFAS No. 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. The Company estimates the fair value of stock options at the grant date by using the Black–Scholes option valuation model with the following weighted average assumptions used for grants in 2004, 2003, and 2002: dividend yield of 0%; expected volatility of 124%, 91%, and 63%, respectively; risk–free interest rates of 3.20%, 3.20%, and 5.01%, respectively, and expected lives of five years for all plan options.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the accounting provisions of SFAS No. 123, the Company’s net income (loss) and the basic and diluted net income (loss) per common share would have been adjusted to the pro forma amounts below:

	December 31,
	2004	2003	2002
Net income (loss), as reported	$2,461,000	$2,778,000	$(9,455,000)
Add:
Stock-based employee compensation expense included in reported income, net of related tax effects	363,000	789,000	592,000
Deduct:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(363,000)	(789,000)	(806,000)

Pro forma net income (loss)	$2,461,000	$2,778,000	$(9,669,000)

Base earnings (loss) per share:
As reported	$0.04	$0.06	$(0.24)
Pro forma	$0.04	$0.06	$(0.24)
Diluted earnings (loss) per share:
As reported	$0.04	$0.06	$(0.24)
Pro forma	$0.04	$0.06	$(0.24)

(q) Earnings Per Share

The Company applies the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common share amounts in loss periods. The following table describes the outstanding options and warrants:

	2004	2003	2002
Total outstanding options and warrants	7,335,786	9,696,540	9,726,187

Out-of-the-money options and warrants	3,257,012	4,083,050	6,272,746
In-the-money options and warrants	4,078,774	5,613,490	3,453,441

Diluted, net of repurchase	2,771,948	3,277,950	543,660

In fiscal 2004, warrants and options to purchase shares of common stock at prices between $6.46 per share and $22.68 per share were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. Similarly, in fiscal 2003 and 2002, warrants and options to purchase shares of common stock at prices between $1.98 per share and $24.83 per share, and $0.98 per share and $70.17 per share, respectively, were not included in the computation of diluted earnings per share.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(r) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005 (the quarter ended September 30, 2005 for the Company) and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The Company is currently assessing the impact of this statement on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”). SFAS No. 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company’s consolidated results of operations or financial position or cash flows.

In November 2004, the Financial Accounting Statements Board (FASB) issued SFAS Statement No. 151, “Inventory Costs,” an amendment of the Accounting Research Bulletin (ARB) No. 43, Chapter 4. Under FASB Statement No. 151, all abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements, results of operations, or cash flows.

In October 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Job Creation Act of 2004, which provides a tax deduction of up to nine percent (when fully phased in) of the lesser of (a) “qualified production activities income” or taxable income (after the deduction for the utilization of any net operating loss carryforwards). The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements, results of operations, or cash flows.

In October 2004, the FASB issued FSP No. 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Job Creations Act of 2004 for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements, results of operations, or cash flows.

In December 2003, the FASB revised Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which requires an investor who absorbs the majority of the expected losses, receives a majority of its expected returns, or both, (primary beneficiary) of a variable interest entity (“VIE”) to consolidate the assets, liabilities, and results of operations of the entity. A VIE is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is sufficient to finance the

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entity’s activities without receiving additional subordinated financial support from other parties. FIN 46R replaces FIN 46, which was issued in January 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this pronouncement did not have a material impact on the Company’s financial statements, results of operations, or cash flows.

In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind the accounting guidance contained in the SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of Emerging Issues Task Force (EITF) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of this pronouncement did not have a material impact on the Company’s financial statements, results of operations, or cash flows.

2.    Mergers and Acquisitions

On April 9, 2002, the merger between RAE Systems Inc., a California corporation, (“RAE-California”), and Nettaxi.com, a Delaware corporation, (“Nettaxi”) was consummated. Nettaxi, as the surviving entity to the merger and the Registrant, changed its name to RAE Systems Inc. The stockholders of RAE-California received approximately 80% of the common stock of RAE Systems Inc. at the effective time of the merger and the RAE-California management team continued in their existing roles at RAE Systems Inc. Accordingly, the merger transaction has been accounted for as a reverse merger whereby, for accounting purposes, RAE Systems is deemed to be the acquirer and Nettaxi is deemed to be the acquired entity. As Nettaxi had effectively ceased all revenue generating activities nine months prior to the merger and had planned to abandon (and did abandon) its business model with effect from the consummation of the merger, Nettaxi was deemed to be in substance a shell company. Accordingly, the merger has been treated as a recapitalization of RAE Systems with no goodwill. For this reason, pro forma information giving effect to the merger is not presented.

On May 27, 2004, the Company invested $9 million in cash for a 64% interest in Beijing Ke Li Heng Security Equipment Co., Ltd. (“KLH”). KLH is a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment. The results of KLH’s operations have been included in the consolidated financial statements of the Company since May 27, 2004.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The KLH investment costs were allocated to the fair value of the assets acquired, including management’s estimate for developed technologies and liabilities assumed. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$13,814,000
Intangible assets	$2,347,000
Non-current assets	$54,000
Property and equipment, net	$981,000

Assets	$17,196,000

Current liabilities	$(2,867,000)
Long-term liabilities	$(1,109,000)

Liabilities	$(3,976,000)

Minority interest	$(3,914,000)

Purchase price (including transactions costs of $306,000)	$9,306,000

The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles, and income taxes.

	Years Ended December 31,
Pro Forma Information (Unaudited)	2004	2003
Revenue	$48,706,000	$39,965,000
Net income	$2,475,000	$2,848,000
Earnings per share-basic	$0.04	$0.06
Earnings per share-diluted	$0.04	$0.06

3.    Investments

Management accounts for its investments in debt securities as held-to-maturity. These include United States Treasury Bills, United States Corporate Bonds and Notes, United States Government Agencies, and United States Treasury Notes ranging in maturity dates from March 2005 through September 2006.

	Short-Term Maturity Date	Par Value	Long-Term Maturity Date	Par Value
U.S. Treasury Bonds and Notes	3/2005–6/2005	$2,145,000	5/2006	$500,000
U.S. Government Agencies	3/2005–10/2005	$3,900,000	4/2006–5/2006	$1,300,000
FNMA/FHLMC		$—	3/2006–9/2006	$1,700,000
Corporate Bonds and Notes	10/2005	$700,000	4/2006	$1,000,000

		$6,745,000		$4,500,000

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Inventories

Inventories consist of the following:

December 31,	2004	2003
Raw materials	$4,001,000	$2,654,000
Work-in-progress	544,000	621,000
Finished goods	3,130,000	384,000

	$7,675,000	$3,659,000

KLH contributed $319,000 in raw materials and $2.0 million in finished goods to year-end 2004 balances.

5.    Property and Equipment

A summary of property and equipment follows:

December 31,	2004	2003
Equipment	$2,734,000	$1,959,000
Computer equipment	1,577,000	1,217,000
Building and building improvements	8,390,000	574,000
Furniture and fixtures	573,000	325,000
Automobiles	1,245,000	185,000

	14,519,000	4,260,000
Less: accumulated depreciation	3,232,000	2,512,000

	$11,287,000	$1,748,000

6.  Intangible Assets

The Company has intangible assets as a result of investments in KLH in May 2004 and RAE UK Limited in October 2004 in the amount of $2,424,000. The intangible assets consist of technology, customer base and trade name and are being amortized over their estimated useful life of 5 years. As of December 31, 2004, the Company had net intangible assets in the amount of $2,150,000.

The future annual amortization expense for intangible assets, based upon their current useful lives, is estimated to be the following as of December 31, 2004:

2005	$484,000
2006	$484,000
2007	$484,000
2008	$484,000
2009	$214,000

Total	$2,150,000

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Accrued Liabilities

Accrued liabilities as of December 31, 2004 and 2003 are summarized as follows:

December 31,	2004	2003
Compensation and related benefits	$2,373,000	$1,171,000
Accrued commissions	394,000	196,000
Legal and professional	705,000	182,000
Warranty reserve	490,000	358,000
KLH building	730,000	—
Other	951,000	252,000

	$5,643,000	$2,159,000

8.    Income Taxes

Income (loss) before income taxes and minority interest comprises:

Years ending December 31	2004	2003	2002
Domestic	$2,714,000	$2,673,000	$(9,511,000)
Foreign	1,168,000	837,000	192,000

	3,882,000	$3,510,000	$(9,319,000)

Income tax expense (benefit) comprises:

2004	Current	Deferred	Total
Federal	$1,190,000	$(754,000)	$436,000
State	1,000	58,000	59,000
Foreign	604,000	(31,000)	573,000

	$1,795,000	$(727,000)	$1,068,000

2003	Current	Deferred	Total
Federal	$923,000	$(462,000)	$461,000
State	2,000	48,000	50,000
Foreign	221,000	—	221,000

	$1,146,000	$(414,000)	$732,000

2002	Current	Deferred	Total
Federal	$240,000	$(32,000)	$208,000
State	1,000	(162,000)	(161,000)
Foreign	89,000	—	89,000

	$330,000	$(194,000)	$136,000

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the differences between the income tax expense and the amount computed by applying the Federal income tax rate in 2004, 2003, and 2002 to income before income taxes:

Years ending December 31,	2004	2003	2002
Federal income tax (benefit) at statutory rate	$1,200,000	$1,193,000	$(3,169,000)
Nondeductible expenses	248,000	360,000	3,194,000
Effects of foreign operations	296,000	(12,000)	280,000
Release of prior year tax liability	—	(574,000)	—
Change in valuation allowance	(583,000)	(222,000)	—
Federal tax credits	(132,000)	(47,000)	(100,000)
State income taxes, net of federal benefit	39,000	294,000	3,000
State tax credits	—	(260,000)	(72,000)

	$1,068,000	$732,000	$136,000

Deferred tax assets and liabilities as of December 31, 2004 and 2003 were comprised of the following:

December 31,	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$76,000	$72,000
Inventories	160,000	175,000
Accrued vacation	169,000	185,000
Other accruals	829,000	156,000
Capitalized research and development	1,126,000	1,772,000
Unrealized foreign losses	320,000	430,000
State income taxes and credits	35.000	156,000

	2,715,000	2,946,000

Valuation allowance	(1,253,000)	(2,202,000)

Total deferred tax assets	$1,462,000	$744,000

Deferred tax liabilities:
Fixed assets	$(70,000)	$(78,000)

Total deferred tax liabilities	(70,000)	(78,000)

Net deferred tax assets	$1,392,000	$666,000

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

At December 31, 2004, a valuation allowance in the amount of $1,253,000 has been established against the deferred tax assets as management is unable to conclude at this time that it is more likely than not that the Company will realize the tax benefit of all of its deferred tax assets. During 2004, the valuation allowance was reduced by $949,000 to reflect the Company’s realization during 2004 of the tax benefit of certain capitalized expenditures and foreign losses, the expected future benefit in 2005 of certain capitalized expenditures, and the effects of true-up adjustments to certain deferred tax assets that did not impact the income tax provision. At

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, based on the Company’s recent operating performance, management determined that it now has the ability to reasonably forecast short-term operating performance on a one-year look forward basis; accordingly, management has concluded that it is more-likely-than-not that the Company will realize the tax benefit attributable to the capitalized expenditures that become available to the Company in 2005. This determination represents a change in estimate during 2004, which had the effect of reducing the valuation allowance, reducing the income tax expense, and increasing net income in 2004 by approximately $200,000. Management will continue to evaluate the appropriateness of its valuation allowance in light of current and anticipated future taxable income.

U.S. income taxes were provided for deferred taxes on undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in such companies. There has been no provision for U.S. income taxes for the remaining undistributed earnings of approximately $3,586,000 as of December 31, 2004, because the Company intends to reinvest these earnings indefinitely in operations outside the United States.

In accordance with SFAS No. 5, the Company maintains reserves for estimated income tax exposures for various tax jurisdictions when the exposure item becomes probable and estimable. Exposures are settled primarily through the settlement of audits within each individual tax jurisdiction or the closing of a statute of limitation. Exposures can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for income tax exposure; however, actual amounts may differ materially from these estimates. As of December 31, 2004, the Company has recorded tax contingency reserves of approximately $1.0 million, which are included within income taxes payable in the consolidated balance sheet.

As of December 31, 2004, the Company had research credit carryforwards of approximately $0 for the federal income tax purposes and $135,000 for California income tax purposes. The California credits are not subject to expiration under current California tax law.

9.    Lease Commitments

The Company and its subsidiaries lease certain manufacturing, warehousing, and other facilities under operating leases expiring in various years through 2009. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. Total rent expense for the years ended December 31, 2004, 2003, and 2002 was $809,000, $666,000, and $657,000, respectively. As of December 31, 2004, the Company had no outstanding capital leases. The future minimum lease commitments required as of December 31, 2004 are as follows:

	Total	2005	2006	2007	2008	2009	Thereafter
Lease Commitments:
Operating lease obligations	$3,371,000	$797,000	$796,000	$592,000	$636,000	$550,000	$—

In December 2004, the Company purchased the property located at 3775 North First Street in San Jose, California for a purchase price of $5.0 million in cash. The Company financed this transaction with available cash. The building is currently being renovated and is expected to be ready for occupancy in the spring of 2005. At that time, the Company expects to abandon its current headquarters in Sunnyvale, California and write off its lease obligation which is estimated at $2.3 million.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Employee Benefit Plans

The Company has a defined contribution 401(k) plan (the Plan) for its domestic employees. The Plan is available to all employees who have reached the age of twenty–one and who have completed three months of service with the Company. Under the Plan, eligible employees may contribute a portion of their salaries to the Plan. The Company’s contributions are determined based on matching 25% of the first 6% of the covered employee’s salary, subject to statutory maximum levels. Contributions to the Plan totaled $92,000, $74,000, and $60,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

11.    Concentrations

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its domestic and foreign cash and cash equivalents with large financial institutions. Domestic cash balances are insured by the Federal Deposit Insurance Company up to $100,000 per bank. As of December 31, 2004 and 2003, the Company had deposits at several domestic financial institutions in excess of insured limits of $11,566,000 and $3,856,000, respectively. The Company also had deposits at several foreign financial institutions, which are not insured, that aggregated $9,900,000 and $3,356,000 as of December 31, 2004 and 2003, respectively.

A significant portion of the Company’s revenues and accounts receivable are derived from sales made to distributors located primarily throughout North America, as well as Asia and Europe. The following table presents certain data by geographic area:

December 31,	2004	2003	2002
Net sales to customers:
United States	$28,327,000	$21,842,000	$14,055,000

International:
China	9,260,000	2,447,000	1,637,000
Rest of Asia	2,088,000	1,623,000	1,761,000
Europe	4,433,000	3,526,000	2,156,000
Canada and Mexico	1,372,000	1,260,000	1,290,000
All other	314,000	635,000	946,000

	17,467,000	9,491,000	7,790,000

Total consolidated net sales to customers	$45,794,000	$31,333,000	$21,845,000

Property and equipment, net:
United States	$5,805,000	$624,000	$815,000
Europe	49,000	8,000	—
China	5,396,000	1,063,000	1,157,000
Rest of Asia	37,000	53,000	55,000

Total property and equipment, net	$11,287,000	$1,748,000	$2,027,000

During fiscal 2004, 2003, and 2002, 20%, 8%, and 7% of our revenues were derived from our sales to China. No other country generated more than 10% of our revenue. No individual customer comprised more than 10% of consolidated net sales in 2004, 2003, and 2002. The Company believes any risk of loss is significantly reduced due to the diversity in customers, geographic sales areas and the Company’s credit policy of establishing payment terms and credit limits based on a risk analysis. The Company performs credit evaluations of its customers’ financial condition whenever necessary, and generally does not require cash collateral.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2004, approximately 51% of the property and equipment is located in the United States and 36% is located in China.

12.	Shareholders’ Equity

Common Stock

On April 9, 2002, the merger between RAE-California and Nettaxi was consummated (See Note 2). Nettaxi, as the surviving entity to the merger and the Registrant, changed its name to RAE Systems Inc. Pursuant to the merger, each outstanding share of RAE-California common stock was exchanged for 1.54869 shares of RAE Systems Inc. common stock and each outstanding option and warrant to purchase shares of RAE-California common stock was exchanged for 1.54869 options and warrants to purchase shares of RAE Systems Inc. common stock. All share and per share data prior to the merger have been restated to reflect the stock split.

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

On January 28, 2004, the Company closed its public offering of 8,050,000 shares of its common stock at $4.25 per share, less the applicable underwriting discount. The net proceeds, which approximated $31.8 million, have been and will continue to be used for potential mergers and acquisitions, working capital, and for general corporate purposes.

Common Stock Purchase Rights

In December 2001, the Company issued 1,084,083 non-plan stock purchase rights, which vested and were exercisable immediately, to an officer, a director and a consultant at an exercise price of approximately $0.08 per share. Under the terms of the stock purchase agreement with these individuals, the shares were placed in escrow and were earned upon consummation of the merger with Nettaxi.com. On April 9, 2002, the effective date of the merger, the fair value of the Company’s stock was $2.21. Based on the fair value of the respective equity instruments as of April 9, 2002, the Company recorded a non-cash compensation charge of $2,308,000 relating to these stock purchase rights. All of the non-plan stock purchase rights were exercised in December 2001.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

A summary of the Company’s warrants as of December 31, 2004, 2003 and 2002, and changes during 2004 and 2003 are presented in the following tables:

Exercise price	Warrants outstanding as of December 31, 2003	Cancelled 2004	Exercised 2004	Warrants outstanding as of December 31, 2004	Expire date
$ 0.54	24,000	—	(24,000)	—	Apr-07
$ 0.74	264,551	—	—	264,551	Apr-05
$ 1.07	450,000	—	—	450,000	Jun-07
$ 1.19	1,295,000	—	(1,285,000)	10,000	Apr-05
$ 1.98	61,729	—	—	61,729	Oct-05
$ 8.51	388,008	—	—	388,008	Jun-05
$22.68	2,719,004	—	—	2,719,004	Jan-05
$24.83	47,565	(47,565)	—	—	Aug-04

	5,249,857	(47,565)	(1,309,000)	3,893,292

Exercise price	Warrants outstanding as of December 31, 2002	Issued 2003	Cancelled 2003	Exercised 2003	Warrants outstanding as of December 31, 2003	Expire date
$ 0.54	—	24,000	—	—	24,000	Apr-07
$ 0.57	61,729	—	—	(61,729)	—	Dec-03
$ 0.68	97,002	—	—	(97,002)	—	Jun-03
$ 0.74	282,188	—	—	(17,637)	264,551	Apr-05
$ 1.07	—	450,000	—	—	450,000	Jun-07
$ 1.13	352,734	—	—	(352,734)	—	Apr-12
$ 1.19	1,750,000	—	—	(455,000)	1,295,000	Apr-05
$ 1.98	61,729	—	—	—	61,729	Oct-05
$ 8.51	388,008	—	—	—	388,008	Jun-05
$15.65	68,694	—	(68,694)	—	—	Jan-03
$22.68	2,754,278	—	(35,274)	—	2,719,004	Jan-05
$24.83	47,565	—	—	—	47,565	Aug-04
$70.17	8,819	—	(8,819)	—	—	Jan-03

	5,872,746	474,000	(112,787)	(984,102)	5,249,857

In April 2002, in connection with the closing of the merger, the Company issued warrants to purchase 1,750,000 shares of common stock at $1.19 per share, exercisable over three years. The Company has the option to redeem these warrants, at a redemption price of $0.05 per share, if the Company’s common stock trades at a price equal to or greater than $6.00 per share for 20 consecutive days. In 2003, 455,000 of these warrants were exchanged for 221,130 shares of common stock based on a cashless exercise. In 2004, 1,285,000 of these warrants were exchanged for 1,015,078 shares of common stock based on a cashless exercise. In April 2002, the Company also issued warrants to purchase 352,734 shares of common stock at $1.13 per share, exercisable over ten years. In 2003, all of these 352,734 warrants were exchanged for 251,468 shares of common stock based on a cashless exercise.

The Company recognized a total of $4,306,000 in non-cash compensation for the warrants issued above, based on the estimated fair value of the warrants at date of grant. The Company estimated the fair value of warrants at the grant date by using the Black-Scholes valuation model with the following weighted-average assumptions used for grants in 2002: dividend yield of 0%; expected volatility of 174%; risk-free interest rate of 5.62%; and the contractual lives of the warrant.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, the Company issued 63,214 shares of common stock in exchange for 79,366 warrants based on cashless exercises and issued 97,002 shares of common stock for cash proceeds of $66,000 due to the exercise of warrants.

In April 2003, the Company issued warrants to purchase 24,000 shares of the Company’s common stock at an exercise price of $0.54. The warrants vest ratably over a 12 month period and are exercisable over a four year period. In 2004, these warrants were exercised. The Company issued 24,000 shares of common stock for cash proceeds of $13,000.

In June 2003, the Company issued warrants to purchase 450,000 shares of the Company’s common stock at an exercise price of $1.07 per share to a third party for financial advisory services. The warrants vested immediately, are non-forfeitable and are exercisable over a four year period. These warrants remain outstanding.

Non-Plan Stock Options

In 2002, the Company granted certain of its Directors Non-Plan Options to purchase 400,000 shares of non-plan restricted stock at a weighted-average exercise price of $0.985. The options vest 25% after one year with the remainder vesting monthly over the following three years and are exercisable over ten years. In 2004, the Company issued 63,000 shares of non-plan restricted stock due the exercise of such options. As of December 31, 2004, the Company had 337,000 non-plan options outstanding with a weighted average exercise price of $1.02.

Stock Option Plan

In August 1993, the Company’s Board of Directors adopted the 1993 Stock Option Plan and in May 2002, the Board of Directors adopted the 2002 Stock Option Plan (collectively “the Plans”). The Plans authorize the grant of options to purchase shares of common stock to employees, directors, and consultants of the Company and its affiliates. The options are a combination of both incentive and non-statutory options.

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

As of December 31, 2004, the Company has reserved 544,509 shares of common stock for issuance under the 1993 Stock Option Plan and 4,358,745 shares of common stock for issuance under the 2002 Stock Option Plan. As of December 31, 2004, the Company had 1,797,760 shares of common stock available for future grant under the 2002 Stock Option Plan.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock option plan as of December 31, 2004, 2003, and 2002, and changes during the years then ended is presented in the following table:

	Options Outstanding
	December 31, 2004		December 31, 2003		December 31, 2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning	4,046,683	$1.18	3,453,441	$0.45	2,693,974	$0.07
Granted	1,004,000	$5.40	1,705,244	$2.19	1,669,500	$0.99
Exercised	(1,338,471)	$0.46	(692,775)	$0.19	(586,337)	$0.08
Cancelled	(606,718)	$2.63	(419,227)	$0.88	(323,696)	$0.91

Ending	3,105,494	$2.57	4,046,683	$1.18	3,453,441	$0.45

Exercisable at year-end	1,285,604		1,521,968		1,148,699

Weighted-average fair value of options granted during the period:		$4.59		$1.68		$0.56

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Prices	Number Exercisable	Weighted- Average Exercise Prices
$ 0.01-0.50	552,253	6.00	$0.07	493,911	$0.07
$ 0.51-1.00	237,385	7.96	$0.59	121,325	$0.60
$ 1.01-1.50	879,158	7.53	$1.08	542,553	$1.07
$ 1.51-3.00	—	—	$—	—	$—
$ 3.01-3.50	439,198	8.84	$3.29	127,815	$3.28
$ 3.51-4.50	—	—	$—	—	$—
$ 4.51-5.00	517,500	9.25	$4.93	—	$—
$ 5.01-5.50	330,000	9.24	$5.29	—	$—
$ 5.51-6.00	—	—	$—	—	$—
$ 6.01-6.50	50,000	9.81	$6.46	—	$—
$ 6.51-7.50	—	—	$—	—	$—
$ 7.51-8.00	100,000	9.98	$7.81	—	$—

	3,105,494		$2.57	1,285,604	$0.86

The Company historically accounted for its stock-based awards using the intrinsic value method in accordance with APB No. 25. Prior to January 1, 2003, compensation cost was recognized for stock options in the accompanying financial statements if, on the date of grant, the current market value of the underlying common stock exceeded the exercise price of the stock options at the date of grant. In connection with the merger with Nettaxi, which was completed in April 2002, certain options granted under the Company’s 1993 Stock Option Plan were subject to variable accounting. During the year ended December 31, 2002, the Company recognized non-cash compensation in the amount of $375,000 relating to options that were subject to variable accounting. Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 123 for stock-based employee compensation. In connection with the adoption of SFAS No. 123, effective January 1, 2003, the unamortized deferred compensation balance of $517,000 was eliminated against additional paid-in-capital in accordance with SFAS No. 148.

13.    Commitments and Contingencies

Royalty

Commencing January 1, 2001 and continuing through December 31, 2009, the Company is required to pay Dragerwerk, a German-based competitor, a royalty equal to 7.5% of net sales of certain licensed products manufactured or imported for sale by or for the Company in the United States. The royalty relates to U.S. Patent No. 5,654,498 issued August 5, 1997 and entitled “Device for the Selective Detection of a Component in a Gas Mixture.” During the years ended December 31, 2004, 2003, and 2002, the Company incurred royalty expense of $46,000, $60,000, and $51,000, respectively.

Litigation

From time to time, the Company is engaged in various legal proceedings incidental to its normal business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations or cash flows.

14.    Guarantees

The Company has contractual obligations under its operating leases in the amount of $3.4 million. The Company has not recorded any liabilities for these future payments because they have not as yet been incurred.

The Company is permitted under Delaware law and in accordance with its Bylaws to indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of our insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal.

In the Company’s sales agreements, the Company typically agrees to indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amounts to settle claims or defend lawsuits.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Related Party Transactions

(a) Renex Technologies, Ltd.

In June 2004, the Company entered into an agreement with REnex Technologies Ltd. to develop six prototype RAELink modems for a price of $95,000 and to pay a royalty fee of 7.5% for all products sold for which REnex Technology’s intellectual property is used. To date, the Company has made a payment to REnex in the amount of $28,000 to develop the modems. During 2004, the Company did not make any royalty payments. The Company has a 36% interest in REnex Technologies Ltd. and accounts for it under the equity method with effect from January 1, 2002. The summarized financial data for REnex as of and for the year ended December 31, 2004 and 2003 is as follows:

	December 31,
	2004	2003
Cash and cash equivalents	$1,378,000	$1,523,000
Other current assets	175,000	211,000

Total current assets	1,553,000	1,734,000

Due from affiliates	—	594,000
Other noncurrent assets	385,000	456,000

	$1,938,000	$2,784,000

Due to affiliates	$119,000	$—
Other current liabilities	40,000	13,000

Total current liabilities	159,000	$13,000
Total shareholders’ equity	1,779,000	2,771,000

	$1,938,000	$2,784,000

	Years Ended December 31,
	2004	2003
Revenues	$216,000	$59,000
Cost of Sales	82,000	27,000
Operating expenses	1,117,000	798,000

Operating net loss	$(983,000)	$(766,000)

Other, net	$2,000	$1,000

Net loss	$(981,000)	$(765,000)

(b) TangRAE

Certain of the Company’s sales made into the China market were made through TangRAE, a China distribution company that is owned by two individuals, one of whom is Kang Lin Liu, our sales representative and one of whom is a former employee of one of the Company’s wholly-owned subsidiaries. TangRAE was organized as a sales office solely to facilitate the sale of the Company’s products into the China market. Total sales made by the Company to TangRAE amounted to $392,000, $479,000, and $351,000 for 2004, 2003 and 2002, respectively. In 2004, consulting fees were paid by TangRAE to RAE Shanghai in the amount of $143,000. Effective December 2004, TangRAE was officially closed as an operating entity.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Shanghai Simax Technology Co. Ltd (“Simax”)

In September 2004, the Company entered into an agreement with Shanghai Simax Technology Co. Ltd. (“Simax”) to finance the design of a benzene-specific gas detection module (GC-PID) in the amount of $100,000. To date, there have been no payments to Simax. RAE Systems has the right to use the technology in any of our future products. The Company is to pay a royalty fee of 5% of all GC-PID products sold. To date, there have been no royalty payments for this technology. Dr. Peter C. Hsi, the Company’s Chief Technology Officer is the acting general manager for Simax. Dr. Hsi has no equity ownership in Simax.

16.    Quarterly Information (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

Year Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2004
Net revenues	$8,182,000	$10,385,000	$12,264,000	$14,963,000	$45,794,000
Gross profit	5,203,000	6,492,000	7,530,000	8,025,000	27,250,000
Operating income	504,000	1,151,000	1,645,000	425,000	3,725,000
Net income	$185,000	$910,000	$1,051,000	$315,000	$2,461,000
Per common share:
Basic:	$0.00	$0.02	$0.02	$0.01	$0.04
Diluted:	$0.00	$0.02	$0.02	$0.01	$0.04

Year Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2003
Net revenues	$7,340,000	$7,459,000	$7,969,000	$8,565,000	$31,333,000
Gross profit	4,427,000	4,843,000	4,686,000	5,291,000	19,247,000
Operating income	974,000	1,013,000	966,000	872,000	3,825,000
Net income	$775,000	$795,000	$725,000	$483,000	$2,778,000
Per common share:
Basic:	$0.02	$0.02	$0.02	$0.01	$0.06
Diluted:	$0.02	$0.02	$0.01	$0.01	$0.06

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Supplemental Disclosures

The following is supplemental disclosure of valuation and qualifying accounts.

Description	Balance as of Beginning of Year	Additions Charged to Expenses	Deductions	Balance as of End of Year
2004:
Allowance for doubtful accounts	$176,000	$489,000	$—	$665,000
2003:
Allowance for doubtful accounts	$176,000	$38,000	$(38,000)	$176,000
2002:
Allowance for doubtful accounts	$200,000	$50,000	$(74,000)	$176,000

Description	Balance as of Beginning of Year	Additions Charged to Expenses	Deductions	Balance as of End of Year
2004:
Inventory reserve	$275,000	$428,000	$—	$703,000
2003:
Inventory reserve	$365,000	$253,000	$(343,000)	$275,000
2002:
Inventory reserve	$130,000	$235,000	$—	$365,000

Description	Balance as of Beginning of Year	Additions Charged to Expenses	Deductions	Balance as of End of Year
2004:
Warranty reserve	$358,000	$332,000	$(200,000)	$490,000
2003:
Warranty reserve	$206,000	$311,000	$(159,000)	$358,000
2002:
Warranty reserve	$111,000	$95,000	$—	$206,000