Form 10-K/A
period 2004-12-31
RAE SYSTEMS INC
filed 2005-06-07
CIK 1084876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

Amendment No. 2

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

3775 North First Street

San Jose, California 95134

(Address of principal executive offices)

408-952-8200

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is an accelerated filer.    Yes  ☒    No  ☐

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

Part III of this Form 10-K.

EXPLANATORY NOTE

RAE Systems Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2005 and amended on May 2, 2005 (the “Original Filing”). In connection with the Company’s evaluation of the effectiveness of its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, and management’s assessment and testing thereof, the Company identified a number of material weaknesses, including inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period. The Company identified a single distributor in Canada, accounting for less than 1% of our annual revenues, who (a) had not signed the Company’s standard distributor agreement sent to the distributor over the last three years and (b) from time to time, placed purchase orders with a “right of return” clause. In addition, the Company identified several U.S. local, state and federal agency purchase orders with freight delivery terms of “FOB destination,” requiring that the Company defer recognition of revenue until the shipments reach the customer, rather than the Company’s standard terms of “FOB factory.” Further, during the course of its review, the Company found a limited number of service contracts that were not properly deferred. After conferring with the Audit Committee of the Company’s Board of Directors and its independent registered public accounting firm on these matters, another independent certified public accounting firm was engaged to conduct an independent study (agreed-upon procedures report) of the impact of the Company’s revenue recognition practices. Based on the findings of the study by the independent certified public accounting firm, management concluded that the Company’s consolidated financial statements as of December 31, 2004, 2003, and 2000 and for each of the years then ended and the Company’s condensed financial data for the interim periods for fiscal years 2004 and 2003 should be restated. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for this amended Form 10-K/A. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), an error which had been previously identified but not considered to be sufficiently material to require correction. The Audit Committee of the Board of Directors concurred with management’s decision. This amendment is being filed to restate the consolidated financial statements for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and for the interim quarters of 2004 and 2003 therein.

A discussion of the restatement is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and in Note 2 to the Consolidated Financial Statements included in this Amendment No. 2 on Form 10-K/A. Changes also have been made to the following items in this Amendment No. 2 on Form 10-K/A as a result of the restatement:

Part II

•	Item 6, “Selected Financial Data;”

•	Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation;”

•	Item 7A, “Quantitative and Qualitative Disclosures about Market Risk;”

•	Item 8, “Financial Statements and Supplementary Data”, including the Notes to the Consolidated Financial Statements for 2004 and 2003;

•	Item 9A, “Controls and Procedures;” and

Part IV

•	Item 15, “Exhibits, Financial Statement Schedules.”

The other portions of the Original Filing are unaffected by the changes described above and have not been amended. All information in this amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the corrections noted above. Accordingly, this amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

PART II

ITEM 6.    SELECTED FINANCIAL DATA

SUMMARY FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements of RAE Systems Inc. and Notes thereto, and other financial information included elsewhere in this Form 10-K/A. Historical results are not necessarily indicative of results that may be expected for future periods.

	2004	2003	2002	2001	2000
	Restated (1)	Restated (1)	Restated (1)	Restated (1)	Restated (1)
Operating Data:
Net sales	$45,540,000	$31,361,000	$21,828,000	$19,039,000	$18,398,000
Gross profit	$27,036,000	$19,256,000	$13,071,000	$11,999,000	$11,771,000
Income (loss) from operations	$3,514,000	$3,759,000	$(8,982,000)	$(71,000)	$1,438,000
Net income (loss)	$2,335,000	$2,738,000	$(9,462,000)	$153,000	$923,000
Basic earnings (loss) per common share	$0.04	$0.06	$(0.24)	$0.01	$0.04
Diluted earnings (loss) per common share	$0.04	$0.06	$(0.24)	$—	$0.03

Weighted-average common shares:
Basic outstanding shares	55,809,638	46,179,770	39,902,169	24,154,797	22,864,656
Diluted outstanding shares	58,581,586	49,457,720	39,902,169	37,067,871	35,436,168

Balance Sheet Data:
Working capital	$38,857,000	$12,423,000	$8,263,000	$5,005,000	$4,423,000
Total assets	$69,115,000	$20,765,000	$16,865,000	$15,216,000	$12,888,000
Long-term liabilities	$1,645,000	$200,000	$411,000	$649,000	$835,000
Total shareholders’ equity	$52,189,000	$14,807,000	$10,747,000	$3,332,000	$2,833,000

(1)	For additional information regarding the restatement, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of the Consolidated Financial Statements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. For further information, refer to the section entitled “Factors That May Affect Future Results” in our Original Filing on Form 10-K. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K/A.

Restatement

In connection with the Company’s evaluation of the effectiveness of its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, and management’s assessment and testing thereof, the Company identified a number of material weaknesses, including inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period. The Company identified a single distributor in Canada, accounting for less than 1% of our annual revenues, who (a) had not signed the Company’s standard distributor agreement sent to the distributor over the last three years and (b) from time to time, placed purchase orders with a “right of return” clause. In addition, the Company identified several U.S. local, state and federal agency purchase orders with freight delivery terms of “FOB destination,” requiring that the Company defer recognition of revenue until the shipments reach the customer, rather than the Company’s standard terms of “FOB factory.” Further, during the course of its review, the Company found a limited number of service contracts that were not properly deferred. After conferring with the Audit Committee of the Company and its independent registered public accounting firm on these matters, another independent certified public accounting firm was engaged to conduct an independent study (agreed-upon procedures report) of the impact of the Company’s revenue recognition practices. Based on the findings of the study by the independent certified public accounting firm, management concluded that the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2000 and the Company’s condensed financial data for the interim periods for fiscal years 2004 and 2003 should be restated. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for this amended Form 10-K/A. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), which error had been previously identified but not considered to be sufficiently material to require correction. The Audit Committee of the Board of Directors concurred with management’s decision.

The foregoing adjustments did not affect the Company’s reported cash, cash equivalents or short-term and long-term investments during the reporting periods.

Annual Information:

(in dollars)

	Year ended December 31, 2004		Year ended December 31, 2003		Year ended December 31, 2002		Year ended December 31, 2001		Year ended December 31, 2000
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Balance Sheet:
Inventories, net	7,675,000	7,815,000	3,659,000	3,759,000	3,176,000	3,295,000	3,716,000	3,817,000	3,229,000	3,329,000
Deferred income taxes	1,392,000	1,578,000	666,000	768,000	529,000	605,000	501,000	572,000	292,000	373,000
Total Assets	68,789,000	69,115,000	20,563,000	20,765,000	16,670,000	16,865,000	15,043,000	15,216,000	12,706,000	12,888,000
Accrued liabilities	5,643,000	5,582,000	2,159,000	2,159,000	1,690,000	1,689,000	1,235,000	1,235,000	1,522,000	1,522,000
Current portion of deferred revenue	722,000	1,122,000	67,000	324,000	150,000	432,000	249,000	523,000	234,000	521,000
Deferred revenue, net of current portion	119,000	240,000	102,000	113,000	—	14,000	150,000	155,000	383,000	399,000
Other long-term liabilities	—	145,000	—	87,000	—	13,000	—	—	—	—
Total Liabilities	12,033,000	12,638,000	5,603,000	5,958,000	5,810,000	6,118,000	9,163,000	9,442,000	7,355,000	7,658,000
(Accumulated deficit)/Retained earnings	(1,386,000)	(1,665,000)	(3,847,000)	(4,000,000)	(6,625,000)	(6,738,000)	2,830,000	2,724,000	2,693,000	2,571,000
Total Shareholders' Equity	52,468,000	52,189,000	14,960,000	14,807,000	10,860,000	10,747,000	3,438,000	3,332,000	2,955,000	2,833,000

Statement of Operations:
Net Sales	45,794,000	45,540,000	31,333,000	31,361,000	21,845,000	21,828,000	19,014,000	19,039,000	18,194,000	18,398,000
Gross Profit	27,250,000	27,036,000	19,247,000	19,256,000	13,071,000	13,071,000	11,972,000	11,999,000	11,615,000	11,771,000
Total Operating Expenses	23,525,000	23,522,000	15,422,000	15,497,000	22,041,000	22,053,000	12,069,000	12,070,000	10,333,000	10,333,000
Income (Loss) from Operations	3,725,000	3,514,000	3,825,000	3,759,000	(8,970,000)	(8,982,000)	(97,000)	(71,000)	1,282,000	1,438,000
Net Income (Loss)	2,461,000	2,335,000	2,778,000	2,738,000	(9,455,000)	(9,462,000)	137,000	153,000	829,000	923,000

Basic Earnings (Loss) Per Common Share	0.04	0.04	0.06	0.06	(0.24)	(0.24)	0.01	0.01	0.04	0.04
Diluted Earnings (Loss) Per Common Share	0.04	0.04	0.06	0.06	(0.24)	(0.24)	0.00	0.00	0.02	0.03

Quarterly Information (Unaudited):

(in dollars)

	Quarter ended December 31, 2004		Quarter ended September 30, 2004		Quarter ended June 30, 2004		Quarter ended March 31, 2004
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Balance Sheet:
Inventories, net	7,675,000	7,815,000	8,277,000	8,428,000	6,668,000	6,801,000	4,351,000	4,541,000
Deferred income taxes	1,392,000	1,578,000	666,000	895,000	666,000	880,000	666,000	887,000
Total Assets	68,789,000	69,115,000	65,683,000	66,062,000	62,824,000	63,171,000	52,106,000	52,517,000
Accrued liabilities	5,643,000	5,582,000	4,068,000	4,063,000	3,388,000	3,378,000	2,170,000	2,163,000
Current portion of deferred revenue	722,000	1,122,000	1,083,000	1,543,000	648,000	1,047,000	69,000	605,000
Deferred revenue, net of current portion	119,000	240,000	124,000	259,000	117,000	278,000	90,000	200,000
Other long term liabilities	—	145,000	—	132,000	—	117,000	—	102,000
Total Liabilities	12,033,000	12,638,000	11,435,000	12,158,000	9,881,000	10,548,000	4,722,000	5,464,000
Accumulated deficit	(1,386,000)	(1,665,000)	(1,701,000)	(2,044,000)	(2,752,000)	(3,073,000)	(3,662,000)	(3,993,000
Total Shareholders’ Equity	52,468,000	52,189,000	50,199,000	49,856,000	48,803,000	48,482,000	47,384,000	47,053,000

Statement of Operations:
Net Sales	14,963,000	15,036,000	12,264,000	12,229,000	10,385,000	10,471,000	8,182,000	7,804,000
Gross Profit	8,025,000	8,088,000	7,530,000	7,512,000	6,492,000	6,521,000	5,203,000	4,915,000
Total Operating Expenses	7,600,000	7,556,000	5,885,000	5,905,000	5,341,000	5,353,000	4,699,000	4,708,000
Income from Operations	425,000	532,000	1,645,000	1,607,000	1,151,000	1,168,000	504,000	207,000
Net Income	315,000	379,000	1,051,000	1,029,000	910,000	920,000	185,000	7,000

Basic Earnings Per Common Share	0.01	0.01	0.02	0.02	0.02	0.02	0.00	0.00
Diluted Earnings Per Common Share	0.01	0.01	0.02	0.02	0.02	0.02	0.00	0.00

	Quarter ended December 31, 2003		Quarter ended September 30, 2003		Quarter ended June 30, 2003		Quarter ended March 31, 2003
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Balance Sheet:
Inventories, net	3,659,000	3,759,000	3,884,000	4,248,000	4,204,000	4,401,000	3,527,000	3,678,000
Deferred income taxes	666,000	768,000	529,000	767,000	529,000	606,000	529,000	600,000
Total Assets	20,563,000	20,765,000	19,205,000	19,807,000	19,096,000	19,369,000	18,077,000	18,300,000
Accrued liabilities	2,159,000	2,159,000	2,045,000	2,031,000	1,700,000	1,696,000	1,677,000	1,676,000
Current portion of deferred revenue	67,000	324,000	51,000	946,000	51,000	373,000	109,000	392,000
Deferred revenue, net of current portion	102,000	113,000	85,000	93,000	27,000	46,000	31,000	47,000
Other long term liabilities	—	87,000	—	70,000	—	51,000	—	32,000
Total Liabilities	5,603,000	5,958,000	5,048,000	6,008,000	5,964,000	6,353,000	6,297,000	6,627,000
Accumulated deficit	(3,847,000)	(4,000,000)	(4,330,000)	(4,688,000)	(5,055,000)	(5,170,000)	(5,850,000)	(5,956,000)
Total Shareholders’ Equity	14,960,000	14,807,000	14,157,000	13,799,000	13,132,000	13,016,000	11,780,000	11,673,000
Statement of Operations:
Net Sales	8,565,000	9,202,000	7,969,000	7,406,000	7,459,000	7,416,000	7,340,000	7,337,000
Gross Profit	5,291,000	5,664,000	4,686,000	4,290,000	4,843,000	4,845,000	4,427,000	4,457,000
Total Operating Expenses	4,419,000	4,450,000	3,720,000	3,728,000	3,830,000	3,847,000	3,453,000	3,472,000
Income from Operations	872,000	1,214,000	966,000	562,000	1,013,000	998,000	974,000	985,000
Net Income	483,000	688,000	725,000	482,000	795,000	786,000	775,000	782,000

Basic Earnings Per Common Share	0.01	0.01	0.02	0.01	0.02	0.02	0.02	0.02
Diluted Earnings Per Common Share	0.01	0.01	0.01	0.01	0.02	0.02	0.02	0.02

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

In May 2004, we invested $9 million in cash for a 64% interest in KLH, a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment. As a result, our sales into the China market increased from 8% in 2003 to 20% in 2004. The sales from our RAE Systems business less sales from KLH (“base business”) in the United States, Europe and Asia continued to grow, primarily from the sales of our patented PID products as well as our integrated wireless technology. Sales from our base business contributed $37.7 million in 2004 as compared to $31.4 million in 2003, an increase of 20%.

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

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title to all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions. In connection with the Company’s evaluation of the effectiveness of its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, and management’s assessment and testing thereof, the Company identified a number of material weaknesses, including inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period. The Company identified a single distributor in Canada, accounting for less than 1% of our annual revenues, who (a) had not signed the Company’s standard distributor agreement sent to the distributor over the last three years and (b) from time to time, placed purchase orders with a “right of return” clause. In addition, the Company identified several U.S. local, state and federal agency purchase orders with freight delivery terms of “FOB destination,” requiring that the Company defer recognition of revenue until the shipments reach the customer, rather than the Company’s standard terms of “FOB factory.” Further, during the course of its review, the Company found a limited number of service contracts that were not properly deferred. After conferring with the Audit Committee of the Company’s Board of Directors and its independent registered public accounting firm on these matters, another independent certified public accounting firm was engaged to conduct an independent study (agreed-upon procedures report) of the impact of the Company’s revenue recognition practices. Based on the findings of the study by the independent certified public accounting firm, the consolidated financial statements have been restated for the years ended 2004, 2003 and 2000 and for the interim periods for fiscal years 2004 and 2003. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for this amended Form 10-K/A. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), an error which had been previously identified but not considered to be sufficiently material to require correction. For additional information regarding the restatement, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and in Note 2 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2004 and 2003

Total Net Sales

	Year Ended December 31,		Increase (Decrease)
	2004 (Restated)	2003 (Restated)	Dollar	Percentage
Net sales	$45,540,000	$31,361,000	$14,179,000	45%

Net sales primarily increased due to sales from KLH in the amount of $7.9 million. Net sales also increased due to an increase of approximately $3.4 million in the sales of our integrated systems products, $1.3 million in the sales of our radiation products, $900,000 in the sales of our patented products for homeland security and $600,000 in our service business.

Cost of Sales & Gross Margin

	Years Ended December 31,		Increase (Decrease)
	2004 (Restated)	2003 (Restated)	Dollar	Percentage
Cost of Sales	$18,504,000	$12,105,000	$6,399,000	53%
Gross Profit	$27,036,000	$19,256,000	$7,780,000	40%
Gross Profit as percentage of net sales	59%	61%

Cost of sales for the year ended December 31, 2004 increased by $6.4 million over the same period in 2003. Approximately $4.6 million was due to the addition of sales from our KLH investment and $1.8 million was due to an increase in sales volume from our base business. For the base business, gross profit was 63% for the year ended December 31, 2004 and 61% for the year ended December 31, 2003. Gross profit for the base business increased due to the sales of our higher margin integrated systems and patented photoionization detection products. The addition of KLH, predominantly a distribution business with inherently lower margins, was the primary reason our overall gross margin for 2004 was 2% lower than our reported margins in 2003.

Sales and Marketing Expense

	Years Ended December 31,		Increase (Decrease)
	2004 (Restated)	2003 (Restated)	Dollar	Percentage
Sales and marketing expense	$11,046,000	$7,278,000	$3,768,000	52%
Percentage of total net sales	24%	23%

The increase in sales and marketing expenses for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was due primarily to expenses attributable to our new ownership in KLH of $1.5 million and to increases personnel in Europe and the United States to build the infrastructure for future growth in the amount of $1.5 million. Sales and marketing expenses also increased due to external commissions from increased sales of our integrated systems solutions in the amount of $263,000, outside services and consulting fees in the amount of $195,000 and travel related expenses in the amount of $133,000.

Research and Development Expense

	Years Ended December 31,		Increase (Decrease)
	2004	2003	Dollar	Percentage
Research and development expense	$4,295,000	$2,983,000	$1,312,000	44%
Percentage of total net sales	9%	10%

The increase in research and development expenses for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was due primarily to increased spending in the United States in the amount of $540,000 to develop the RAEWatch product and enhance our integrated systems products, increased spending in Shanghai to develop the radiation and consumable line of products in the amount of $344,000, the amortization of intangible assets resulting from our acquisition of KLH in the amount of $102,000 as well as the addition of KLH’s research and development expenses of $168,000 for the period from May 2004 through December 2004.

General and Administrative Expense

	Years Ended December 31,		Increase (Decrease)
	2004	2003 (Restated)	Dollar	Percentage
General and administrative expense	$8,181,000	$5,236,000	$2,945,000	56%
Percentage of total net sales	18%	17%

General and administrative expenses of the Company for the year ended December 31, 2004 as compared to the year ended December 31, 2003 increased primarily due to an increase in non-cash charges related to the issuances of options and warrants in the amount of $682,000, an increase in legal and professional fees in the amount of $529,000, personnel costs to build the infrastructure in the United States and Shanghai in the amount of $384,000, consulting charges related to compliance with Section 404 of the Sarbanes-Oxley Act in the amount of $366,000, travel expenses in the amount of $186,000 and a rate increase in directors and officers insurance in the amount of $78,000. The addition of KLH to our financial statements as of May 2004 added $429,000 to our general and administrative expenses.

Other Income (Expense)

	Years Ended December 31,		Increase (Decrease)
	2004	2003	Dollar
Interest income	$333,000	$31,000	$302,000
Interest expense	(17,000)	(32,000)	15,000
Other, net	194,000	(38,000)	232,000
Equity in loss of unconsolidated affiliate	(353,000)	(276,000)	(77,000)

Total other income (expense)	$157,000	$(315,000)	$472,000

Percentage of total net sales	0%	(1)%

In 2004, we had total other income of $157,000 as compared to total other expense of $315,000 in 2003. Interest income increased in the amount of $302,000 as a result of interest received from investing the majority of $31.8 million raised through our January 2004 public offering. Other, net increased in the amount of $232,000, $137,000 of which was attributable to consulting income earned from our sales affiliate, TangRAE and approximately $95,000 of which was attributable to foreign exchange gains. Equity in loss of unconsolidated affiliate increased by $77,000, as a result of our share in a larger loss of REnex, our 36%-owned, unconsolidated affiliate.

Income Taxes

	Year Ended December 31,		Increase (Decrease)
	2004 (Restated)	2003 (Restated)	Dollar	Percentage
Income tax expense	$983,000	$706,000	$277,000	39%
Percent of pretax income	27%	21%

For the years ended December 31, 2004 and 2003, we recognized tax expenses of $983,000 and $706,000, respectively. The tax expenses for the year ended December 31, 2004, consisted of a current provision of $1.7 million, reduced by $717,000 primarily from the utilization of research and development credits and a related valuation allowance reduction. During 2004, our income tax expense (and related valuation allowance on certain deferred tax assets) was reduced by $583,000 to reflect our realization during 2004 of the tax benefit of certain capitalized expenditures and foreign losses and the expected future benefit in 2005 of certain capitalized expenditures. At December 31, 2004, based on our recent operating performance, we determined that we now have the ability to reasonably forecast short-term operating performance on a one-year look forward basis; accordingly, we have concluded that it is more-likely-than-not that we will realize the tax benefit attributable to the capitalized expenditures that become available to us in 2005. This determination represents a change in estimate during 2004, which had the effect of reducing the valuation allowance and income tax expense, and increasing net income in 2004 by approximately $200,000. The tax expenses relating to the year ended December 31, 2003, consisted of a current provision of $1.1 million, reduced by $414,000 primarily from a settlement with the Internal Revenue Service of certain outstanding tax assessments originating in prior years and overpayment of the prior year tax liability.

Minority Interest in Income of Consolidated Subsidiaries

	Year Ended December 31,		Increase (Decrease)
	2004	2003	Dollar	Percentage
Minority interest in income of consolidated subsidiaries	$353,000	$—	$353,000	—

For the year ended December 31, 2004, we recognized $364,000 representing the 36% minority interest’s share in the net income of KLH, net of $11,000, representing the 51% majority interest’s share in the net loss of RAE France, a business interest we acquired in fiscal 2004 and consolidate in our financial statements.

Net Income

	Year Ended December 31,		Increase (Decrease)
	2004 (Restated)	2003 (Restated)	Dollar	Percentage
Net income	$2,335,000	$2,738,000	$(403,000)	(15)%

Net income for the year ended December 31, 2004 was $2.3 million. For the same period in 2003, we had net income of $2.7 million. The decrease was primarily due to a decrease in gross margins for the Company of approximately 2% due to the acquisition of KLH, which is primarily a distribution business with lower margins, as well as from a relative increase in general and administrative and tax expenses from 2003 to 2004.

Comparison of Years Ended December 31, 2003 and 2002

Total Net Sales

	Years Ended December 31,		Increase (Decrease)
($ in thousands)	2003 (Restated)	2002 (Restated)	Dollar	Percentage
Net sales	$31,361,000	$21,828,000	$9,533,000	44%

Net sales increased due to a significant increase in government sales, particularly for homeland security applications where we recognized an increase of approximately $6.0 million in the sales of our integrated systems and patented products and a $3.5 million increase in the sales of our confined space, consumable and radiation products.

Cost of Sales & Gross Margin

	Years Ended December 31,		Increase (Decrease)
	2003 (Restated)	2002 (Restated)	Dollar	Percentage
Cost of Sales	$12,105,000	$8,757,000	$3,348,000	38%
Gross Profit	$19,256,000	$13,071,000	$6,185,000	47%
Gross Profit as a percentage of net sales	61%	60%

Cost of sales increased due to increases in material and production costs in the amount of $2.5 million resulting from an increase in the sales volume. Cost of sales also increased due to an increase in personnel and personnel related expenses in of approximately $870,000 to support the expanding service business. Gross profit increased due to production efficiencies resulting from the increase in sales volume as well as growth in the sales of our higher margin products, specifically our integrated systems products and our MultiRAE and MiniRAE 2000 portable products.

Sales and Marketing Expense

	Years Ended December 31,		Increase (Decrease)
	2003 (Restated)	2002 (Restated)	Dollar	Percentage
Sales and marketing expense	$7,278,000	$5,355,000	$1,923,000	36%
Percentage of total net sales	23%	25%

Sales and marketing expenses increased in the amount of $813,000 due to an increase in our tradeshow and advertising presence to support our homeland defense business, our mobile sensor network solution and our suite of radiation detectors. Additionally, our expenses increased overseas by approximately $700,000 to build the infrastructure to support anticipated growth in Europe and Asia. Commissions to our sales representatives also increased by $495,000 due to the increase in the sales of our integrated systems solutions, which are generally sold through direct sales channels.

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

General and Administrative Expense

	Years Ended December 31,		Increase (Decrease)
	2003	2002	Dollar	Percentage
General and administrative expense	$5,236,000	$5,432,000	$(196,000)	(4)%
Percentage of total net sales	17%	25%

General and administrative expenses decreased primarily due to reductions to professional fees of approximately $1.0 million due to the settlement of certain lawsuits and the 3-year tax audit of our business in 2002. This was partially offset by accrued management incentives in the amount of $494,000 and non-cash warrant charges in the amount of $294,000.

Merger Costs

	Years Ended December 31,		Increase (Decrease)
	2003	2002	Dollar	Percentage
Merger costs	$0	$8,735,000	$(8,735,000)	— %
Percentage of total net sales	0%	40%

We incurred non-cash merger costs of $8.7 million relating to the grant of options and warrants for the year ended December 31, 2002 in connection with our merger transaction with Nettaxi.com.

Other Income (Expense)

	Years Ended December 31,		Increase (Decrease)
	2003	2002	Dollar
Interest income	$31,000	$54,000	$(23,000)
Interest expense	(32,000)	(119,000)	87,000
Other, net	(38,000)	0	(38,000)
Equity in loss of unconsolidated affiliate	(276,000)	(284,000)	8,000

Total other income (expense)	$(315,000)	$(349,000)	$34,000

Percentage of total net sales	(1)%	(2)%

Other expenses for the year ended December 31, 2003 was $315,000. For the same period in 2002, we had other expenses of $349,000, a change of $34,000. Other expenses for the year ended December 31, 2003 and 2002 consisted primarily of equity in loss of our unconsolidated affiliate, REnex, in the amount of $276,000 and $284,000, respectively. Interest expense decreased in the amount of $87,000 due to the payment of outstanding loans, partially offset by a decrease in interest income in the amount of $23,000.

Income Taxes

	Years Ended December 31,		Increase (Decrease)
	2003 (Restated)	2002 (Restated)	Dollar	Percentage
Income Taxes	$706,000	$131,000	$575,000	439%
Percentage of pretax income (loss)	21%	1%

The tax expense relating to the year ended December 31, 2003, consisted of a provision of $1.5 million relating to the pre-tax income, reduced by $574,000 upon the release of prior year tax liability, including $443,000 relating to the settlement with the Internal Revenue Service of certain outstanding tax assessments originating in prior years. In addition, there was a $222,000 reduction in valuation allowance associated with research and development credits.

Net Income (Loss)

	Year Ended December 31,		Increase (Decrease)
	2003 (Restated)	2002 (Restated)	Dollar	Percentage
Net income (loss)	$2,738,000	$(9,462,000)	$12,200,000	—%

Net income for the year ended December 31, 2003 was $2.8 million. For the same period in 2002, we had a net loss of $9.5 million, including $8.7 million in non-cash merger costs. The increase primarily resulted from the elimination of merger costs in 2003 as well as from a $9.5 million increase in sales partially offset by the scaling of expenses to support the increased sales levels.

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

To date, we have financed our operations primarily through bank borrowings, revenues from operations and proceeds from the issuances of equity securities. As of December 31, 2004, we had $32.8 million in cash and investments. At December 31, 2004, we had $38.9 million of working capital (current assets less current liabilities) and had a current ratio (current assets divided by current liabilities) of 4.53 to 1.00.

We have two lines of credit available for future growth expansion, which in the aggregate total $10 million. In April 2004, we secured a $3,000,000 line of credit based on the prime-lending rate that will expire in August 2005. In May 2004, we secured an additional $7,000,000 line of credit at a fixed rate of 3.25% that will expire in August 2005. We are currently in compliance with the debt covenants, and as such, have these lines available to us in full. At present, there are no amounts outstanding under these agreements. Prior to the August 2005 expiration of the lines of credit, we expect to renew these lines under substantially the same terms and conditions.

Net cash provided by operating activities for the year ended December 31, 2004 was $2.7 million, as compared with net cash provided by operating activities of $981,000 for the year ended December 31, 2003. The favorable effects on operating cash flows for the year ended December 31, 2004 was due primarily to increases to accrued liabilities of $3.0 million, net income of $2.3 million and non-cash adjustments to profit of $1.4 million due to fair value accounting for stock options and warrants, which adds to operating cash flow. Additional cash flow contributions of $1.0 million came from the tax benefit from the disqualification of incentive stock options, $1.0 million from increases to accounts payable and depreciation and amortization of $994,000. These were partially offset by increases to inventories of $2.7 million, accounts receivable of $2.9 million, prepaid expenses of $840,000 and deferred income taxes of $810,000.

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

We believe that our existing balances of cash and cash equivalents, together with cash generated from product sales, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. Any future financing we may require may be unavailable on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or could prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our stockholders.

Contractual Obligations

We lease certain manufacturing, warehousing, and other facilities under operating leases expiring in various years through 2009. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. We have other liabilities, including an employee agreement with a non-executive officer in Europe for which the termination liability is $260,000 for a period of one year. The following table quantifies our known contractual obligations as of December 31, 2004:

	Total	2005	2006	2007	2008	2009	Thereafter
Contractual Obligations:
Operating Lease Obligations	$3,209,000	$756,000	$759,000	$527,000	$617,000	$550,000	$—
Open Purchase Orders	1,149,000	529,000	212,000	210,000	156,000	42,000	—
Notes Payable - Related Parties	1,683,000	423,000	388,000	388,000	242,000	242,000	—
Other liabilities	197,000	20,000	20,000	20,000	20,000	20,000	97,000

TOTAL	$6,238,000	$1,728,000	$1,379,000	$1,145,000	$1,035,000	$854,000	$97,000

In December 2004, the Company purchased the property located at 3775 North First Street in San Jose, California for a purchase price of $5.0 million in cash. The Company financed this transaction with available cash. As of May 31, 2005, the majority of the Company’s U.S. operations have been relocated from the Company’s leased facility in Sunnyvale, California to the Company’s new facility in San Jose, California. During June 2005, the Company expects to complete the relocation of its operations to the new facility in San Jose, California and write off its lease obligation which is estimated at $2.3 million.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R was to be effective for the beginning of the first interim or annual reporting period after June 15, 2005 (the quarter ended September 30, 2005 for the Company) and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R. As a result, SFAS No. 123R will be effective beginning in our first quarter of 2006. We are currently assessing the impact of this statement on our consolidated financial statements.

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

Concentration of Credit Risk

Currently, we have cash and cash equivalents deposited with two large United States financial institutions, one large Hong Kong financial institution, two large Shanghai financial institutions, two local Beijing financial institutions, and one large Danish financial institution. Our deposits generally exceed the amount of insurance available to cover such deposits. To date, we have not experienced any losses of deposits of cash and cash equivalents. Management regularly reviews our deposit amounts and the credit worthiness of the financial institution which hold our deposits.

Interest Rate Risk

As of December 31, 2004, we had cash and cash equivalents of $32.8 million consisting of cash and highly liquid short-term investments. The impact of interest rate fluctuations was immaterial. Changes to interest rates over time may, however, reduce or increase our interest income from our short-term investments. If, for example, there is a hypothetical 150 basis points change in the interest rates in the United States, the approximate impact on our cash and short-term investments would be +/- $100,000.

Foreign Currency Exchange Rate Risk

To date, a substantial portion of our recognized revenue has been denominated in United States dollars generated primarily from customers in the North America (66%). Revenue generated from our European operations (10%) is primarily in euros, revenue generated by our China operations (20%) is in renminbi, and revenue generated from our Hong Kong-based operations (4%) is in both Hong Kong dollars and United States dollars. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Our operations in China have been largely unaffected by currency fluctuations, as China’s currency rate has been fixed relative to the United States dollar.

Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on low cost intellectual property and efficiency in supply chain management. In 2004, we made a strategic investment in China with the acquisition of KLH, a Beijing-based manufacturer and distributor of environmental safety and security equipment. There has been recent speculation in the financial press that China’s currency, the renminbi, will be subject to a market adjustment relative to the United States dollar and other currencies. If, for example, there is a hypothetical 10% change in the renminbi relative to the United States dollar, the approximate impact on our operating profits would be +/- $500,000.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements included in this report beginning on page F-1 are incorporated herein by reference.

ITEM 9A.    CONTROLS AND PROCEDURES

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

Management has excluded from its assessment, the internal control over financial reporting at RAE KLH (Beijing) Co. Ltd., which was acquired on May 27, 2004 and whose financial statements reflect total assets and revenues of 25% and 17%, respectively, of the Company’s related consolidated financial amounts as of and for the year ended December 31, 2004, as the Company did not have sufficient time to make an assessment of KLH’s internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding KLH from its assessment, the Company has considered the “Frequently Asked Questions” as set forth by the Office of the Chief Accountant of the Division of Corporate Finance on June 24, 2004 which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition. Nonetheless, for presentation purposes, the following discussion includes information regarding KLH known to management as of June 6, 2005.

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

The material weakness identified with respect to our revenue recognition practices relates to the following specific circumstances: The Company identified a single distributor in Canada, accounting for less than 1% of our annual revenues, who (a) had not signed the Company’s standard distributor agreement sent to the distributor over the last three years and (b) from time to time, placed purchase orders with a “right of return” clause. The Company’s internal control processes originally failed to identify and consider the accounting impact of this right of return clause. In addition, the Company identified several U.S. local, state and federal agency purchase orders with freight delivery terms of “FOB destination” rather than “FOB factory, “ the Company’s standard terms. Typically, it takes from two to five days for deliveries to reach the Company’s U.S. customers. The Company’s internal control processes originally failed to identify and consider the accounting impact of these non-standard shipping terms. In both cases, revenues were incorrectly recognized in the periods in which shipment took place, when current revenue recognition rules required that the revenues be deferred until certain conditions were met. Under current revenue recognition rules, the revenues from the distribution customer should not have been recognized until the right of return had expired or the customer specifically disclaimed the right of return. In the case of the goods shipped “FOB destination,” the revenues should not have been recognized until proof of delivery was established. Further, during the course of the review, the Company found a limited number of service contracts that were not properly deferred. After conferring with the Audit Committee of the Company’s Board of Directors and its independent registered public accounting firm on these matters, another independent certified public accounting firm was engaged to conduct an independent study (agreed-upon procedures report) of the impact of the Company’s revenue recognition practices. Based on the findings of the study by the independent certified public accounting firm, management concluded that the Company’s consolidated financial statements as of December 31, 2004, 2003 and 2000 and for each of the years then ended and the Company’s condensed financial data for the interim periods for fiscal years 2004 and 2003 should be restated. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for this amended Form 10-K/A. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), an error which had been previously identified but not considered to be sufficiently material to require correction. The Audit Committee of the Board of Directors concurred with management’s decision.

The material weaknesses identified by management could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management has determined these control deficiencies each constituted a material weakness as of December 31, 2004. Because of the material weaknesses described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control — Integrated Framework issued by the COSO. Management communicated its conclusions to the Audit Committee of the Company’s Board of Directors.

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

Controls related to inadequate codification of the Company’s revenue recognition policies and review procedures to ensure revenues are recorded in the proper period:

•	During the first quarter of 2005, the Company clarified and re-emphasized its worldwide revenue recognition policy.

•	During the same period, a standard process was put in place in the United States to review customer contracts and purchase order terms. This process will be extended worldwide during the second quarter of 2005.

•	During the second quarter of 2005, the Company engaged another independent certified public accounting firm to test selective revenue transactions for cutoff issues.

•	Based on the findings of the revenue recognition study by the independent certified public accounting firm, the Company decided to restate its consolidated financial statements for years ended December 31, 2004, 2003 and 2000. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for this amended Form 10-K/A. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), an error which had been previously identified but not considered to be sufficiently material to require correction.

Controls related to inadequate training and supervision practices necessary to ensure that all of the Company’s key controls are effective:

•	In 2005, the Company will be implementing a series of training programs to educate its employees on the Company’s internal control standards.

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

As reported in the Company’s Form 10-K/A for the year ended December 31, 2004 filed with the SEC on May 2, 2005, management previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses identified above. The control deficiencies requiring this restatement were not a result of an additional material weakness and have not caused the Company to modify its previously issued Report on Assessment of Internal Control Over Financial Reporting, except insofar as to restate its financial results for the years ended December 31, 2004, 2003 and 2000 because of inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for this amended Form 10-K/A. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), an error which had been previously identified but not considered to be sufficiently material to require correction. The Company is in the process of developing procedures for the testing of the remediated controls to determine if the control deficiencies have been remediated and expects that testing of these controls will be substantially completed by the end of its fiscal year 2005.

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

Report of Independent Registered Public Accounting Firm

We were engaged to audit management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the internal control over financial reporting of RAE Systems Inc. and subsidiaries (the “Company”) was not effective as of December 31, 2004, because of the effects of the material weaknesses described below, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at RAE KLH (Beijing) Co. Ltd., which was acquired on May 27, 2004 and whose financial statements reflect total assets and total revenues constituting 25% and 17%, respectively, of related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our engagement did not include the internal control over financial reporting at RAE KLH (Beijing) Co. Ltd. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

The Company was required to make an assessment of its internal control over financial reporting as of December 31, 2004. During the month of April 2005, the Company completed its documentation, testing and remediation of a significant portion of its internal control processes. This timetable did not enable us to perform all of the procedures necessary in order for us to form an opinion on management’s assessment of internal control over financial reporting and an opinion on the effectiveness of internal control over financial reporting. A material weakness is a significant control deficiency, or combination of significant control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004: (i) inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period; (ii) inadequate training and supervision practices necessary to ensure that all of the Company’s key controls are effective; (iii) inadequate record retention policies and procedures to ensure that all key documents in support of the Company’s transactions are obtained, retained and safeguarded; (iv) inadequate controls pertaining to the segregation of duties relative to certain of the Company’s processes, especially in locations where the Company has limited staff; (v) inadequate controls pertaining to the preparation or maintenance of adequate documentation in support of all disbursements made at the newly acquired KLH subsidiary; (vi) inadequate controls pertaining to the Company’s review and oversight of its subsidiary’s financial information originating at the newly acquired KLH subsidiary; (vii) inadequate controls pertaining to the Company’s information technology infrastructure in the area of security and data protection; and (viii) and inadequate planning, organization and supervision of the Company’s Sarbanes-Oxley 404 process. Except as described in the following sentence, none of the foregoing material weaknesses resulted in adjustments to the annual or interim consolidated financial statements; however, each of the material weaknesses results in more than a remote likelihood that a material misstatement to the Company’s annual or interim financial statements will not be prevented or detected. The material weakness pertaining to the Company’s internal control over revenue recognition resulted in adjustments to the annual financial statements (as restated) for 2004, 2003, 2002, 2001 and 2000 and resulted in adjustments to the interim financial statements (as restated) for each of the quarterly periods in the two-year period ended December 31, 2004. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2004 and this report does not affect our report dated June 6, 2005 on those consolidated financial statements.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RAE Systems Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, as restated, and our report dated June 6, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Jose, California
June 6, 2005

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

31.1

Certification of Robert I. Chen, President and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Donald W. Morgan, Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed on January 10, 2002 as an exhibit to Nettaxi.com’s Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed on June 9, 2004 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, for the quarter ended March 31, 2002 and incorporated herein by reference.
(4)	Previously filed on June 2, 2000 as an exhibit to Nettaxi.com’s Registration Statement on Form S-1 and incorporated herein by reference.
(5)	Previously filed on November 2, 2004 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.
(6)	Previously filed on February 28, 2003 as an exhibit to the Registrant’s annual report on Form 10-K, for the year ended December 31, 2002 and incorporated herein by reference.
(7)	Previously filed on April 8, 2002 as an exhibit to Nettaxi.com’s Registration statement on Form S-8 and incorporated herein by reference.
(8)	Previously filed on March 18, 2005 as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 6, 2005.

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

As discussed in Note 2, the Company’s financial statements as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, have been restated.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and in our report dated June 6, 2005, we disclaimed an opinion on management’s assessment of the effectiveness of internal control over financial reporting and disclaimed an opinion on the effectiveness of internal control over financial reporting due to management’s inability to complete its documentation, testing and remediation of a significant portion of its internal control processes on a timely basis and our inability to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting.

/s/ BDO Seidman, LLP

San Jose, California

June 6, 2005

RAE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004 (Restated)	December 31, 2003 (Restated)
Assets

Current Assets:
Cash and cash equivalents	$21,566,000	$7,512,000
Short-term investments	6,745,000	—
Notes receivable	535,000	—
Accounts receivable, net of allowance for doubtful accounts of $665,000 and $176,000, respectively	9,934,000	5,380,000
Accounts receivable from affiliate	119,000	—
Inventories, net	7,815,000	3,759,000
Prepaid expenses and other current assets	1,558,000	762,000
Deferred income taxes	1,578,000	768,000

Total Current Assets	49,850,000	18,181,000

Property and Equipment, net	11,287,000	1,748,000
Long-Term Investments	4,500,000	—
Intangible Assets, net	2,150,000	—
Deposits and Other Assets	1,172,000	327,000
Investment in Unconsolidated Affiliate	156,000	509,000

Total Assets	$69,115,000	$20,765,000

Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$3,449,000	$1,611,000
Accounts payable to affiliate	—	594,000
Accrued liabilities	5,582,000	2,159,000
Notes payable—related parties	423,000	—
Income taxes payable	417,000	948,000
Current portion of deferred revenue	1,122,000	324,000
Current portion of capital lease obligations	—	122,000

Total Current Liabilities	10,993,000	5,758,000

Deferred Revenue, net of current portion	240,000	113,000
Other Long-Term Liabilities	145,000	87,000
Long-Term Notes Payable—Related Parties	1,260,000	—

Total Liabilities	12,638,000	5,958,000

Commitments and Contingencies

Minority Interest in Consolidated Entities	4,288,000	—

Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 57,315,175 and 46,824,626 shares issued and outstanding, respectively	57,000	47,000
Additional paid-in capital	53,660,000	18,753,000
Cumulative other comprehensive income	137,000	7,000
Accumulated deficit	(1,665,000)	(4,000,000)

Total Shareholders’ Equity	52,189,000	14,807,000

Total Liabilities, Minority Interest in Consolidated Entities and Shareholders' Equity	$69,115,000	$20,765,000

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004 (Restated)	2003 (Restated)	2002 (Restated)
Net Sales	$45,540,000	$31,361,000	$21,828,000
Cost of Sales	18,504,000	12,105,000	8,757,000

Gross Profit	27,036,000	19,256,000	13,071,000

Operating Expenses:
Sales and marketing	11,046,000	7,278,000	5,355,000
Research and development	4,295,000	2,983,000	2,531,000
General and administrative	8,181,000	5,236,000	5,432,000
Merger costs	—	—	8,735,000

Total Operating Expenses	23,522,000	15,497,000	22,053,000

Income (Loss) from Operations	3,514,000	3,759,000	(8,982,000)

Other Income (Expense):
Interest income	333,000	31,000	54,000
Interest expense	(17,000)	(32,000)	(119,000)
Other, net	194,000	(38,000)	—
Equity in loss of unconsolidated affiliate	(353,000)	(276,000)	(284,000)

Total Other Income (Expense)	157,000	(315,000)	(349,000)

Income (Loss) Before Income Taxes and Minority Interest	3,671,000	3,444,000	(9,331,000)
Income Taxes	983,000	706,000	131,000

Income (Loss) Before Minority Interest	2,688,000	2,738,000	(9,462,000)
Minority interest in income of consolidated subsidiaries	(353,000)	—	—

Net Income (Loss)	$2,335,000	$2,738,000	$(9,462,000)

Basic Earnings (Loss) Per Common Share	$0.04	$0.06	$(0.24)

Diluted Earnings (Loss) Per Common Share	$0.04	$0.06	$(0.24)

Weighted-average common shares outstanding	55,809,638	46,179,770	39,902,169
Stock options	2,771,948	3,277,950	—

Diluted weighted-average common shares outstanding	58,581,586	49,457,720	39,902,169

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balances, December 31, 2001	25,542,482	$25,000	$1,301,000	$(718,000)	$—	$2,830,000	$3,438,000
Adjustments to accumulated deficit in connection with restatement (See Note 2)	—	—	—	—	—	(106,000)	(106,000)
Balances, December 31, 2001 (Restated)	25,542,482	$25,000	$1,301,000	$(718,000)	$—	$2,724,000	$3,332,000
Common stock issued in connection with merger, net of offering costs of $762,000	7,896,764	8,000	6,197,000	—	—	—	6,205,000
Conversion of preferred stock to common stock	10,531,092	11,000	1,289,000	—	—	—	1,300,000
Common stock issued for services	960,000	1,000	2,120,000	—	—	—	2,121,000
Common stock purchase rights granted for services	—	—	2,308,000	—	—	—	2,308,000
Common stock warrants granted for services	—	—	4,306,000	—	—	—	4,306,000
Common stock options granted for services	—	—	16,000	(16,000)	—	—	—
Issuance of common stock due to exercise of stock options	586,337	1,000	44,000	—	—	—	45,000
Compensation expense under variable accounting of common stock options	—	—	375,000	—	—	—	375,000
Amortization of deferred compensation	—	—	—	217,000	—	—	217,000
Net loss (Restated)	—	—	—	—	—	(9,462,000)	(9,462,000)

Balances, December 31, 2002 (Restated)	45,516,675	46,000	17,956,000	(517,000)	—	(6,738,000)	10,747,000
Components of comprehensive income:
Net income (Restated)	—	—	—	—	—	2,738,000	2,738,000
Foreign currency translation adjustments	—	—	—	—	7,000	—	7,000

Total comprehensive income (Restated)							2,745,000

Issuance of common stock due to exercise of stock options	692,775	1,000	128,000	—	—	—	129,000
Issuance of common stock due to exercise of warrants	632,814	—	66,000	—	—	—	66,000
Cancellation of shares	(17,638)	—	—	—	—	—	—
Common stock warrants granted for services	—	—	331,000	—	—	—	331,000
Adoption of fair value recognition provisions for stock-based employee compensation	—	—	(517,000)	517,000	—	—	—
Compensation expense under fair value accounting of common stock options	—	—	789,000	—	—	—	789,000

Balances, December 31, 2003 (Restated)	46,824,626	47,000	18,753,000	—	7,000	(4,000,000)	14,807,000
Components of comprehensive income:
Net income (Restated)	—	—	—	—	—	2,335,000	2,335,000
Foreign currency translation adjustments	—	—	—	—	130,000	—	130,000

Total comprehensive income (Restated)							2,465,000

Issuance of common stock due to exercise of stock options	1,338,471	1,000	618,000	—	—	—	619,000
Issuance of common stock due to exercise of warrants	1,039,078	1,000	12,000	—	—	—	13,000
Proceeds from the sale of common stock, net of offering costs of $370,000	8,050,000	8,000	31,782,000	—	—	—	31,790,000
Compensation expense under fair value accounting of common stock options	—	—	1,404,000	—	—	—	1,404,000
Issuance of common stock due to exercise of restricted stock	63,000	—	50,000	—	—	—	50,000
Disqualifying disposition of incentive stock options	—	—	1,041,000	—	—	—	1,041,000

Balances, December 31, 2004 (Restated)	57,315,175	$57,000	$53,660,000	$—	$137,000	$(1,665,000)	$52,189,000

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004 (Restated)	2003 (Restated)	2002 (Restated)
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows From Operating Activities:
Net Income (Loss)	$2,335,000	$2,738,000	$(9,462,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	994,000	753,000	583,000
Provision for doubtful accounts	489,000	38,000	50,000
Inventory reserve	428,000	253,000	235,000
Amortization of deferred compensation	—	—	217,000
Compensation expense under variable accounting for common stock options	—	—	375,000
Compensation expense under fair value accounting for common stock options	1,404,000	789,000	—
Common stock issued for services	—	—	2,121,000
Common stock purchase rights granted for services	—	—	2,308,000
Common stock warrants granted for services	165,000	331,000	4,306,000
Equity in loss of unconsolidated affiliate	353,000	276,000	284,000
Minority interest in income of consolidated entities	353,000	—	—
Stock options income tax benefits	1,041,000	—	—
Deferred income taxes	(810,000)	(441,000)	(198,000)
Changes in operating assets and liabilities, net of effects of acquisition and deconsolidation:	—
Accounts receivable	(2,852,000)	(2,942,000)	(127,000)
Accounts receivable from affiliate	(119,000)	—	—
Notes receivable	(535,000)	—	—
Inventories	(2,666,000)	(717,000)	287,000
Prepaid expenses and other current assets	(840,000)	(360,000)	(135,000)
Accounts payable	1,035,000	669,000	100,000
Accounts payable to affiliate	(594,000)	(164,000)	60,000
Accrued liabilities	3,024,000	470,000	454,000
Notes payable—related parties	(435,000)	—	—
Income taxes payable	(580,000)	(778,000)	56,000
Deferred revenue	439,000	(9,000)	(231,000)
Other long-term liabilities	58,000	75,000	13,000

Net Cash Provided By Operating Activities	2,687,000	981,000	1,296,000

Cash Flows From Investing Activities:
Cash relinquished in deconsolidation	—	—	(878,000)
Investments	(11,245,000)	—	—
Proceeds from business acquisition	377,000	—	—
Restricted cash	—	—	3,000,000
Investment in affiliate	—	—	(500,000)
Acquisition of property and equipment	(9,278,000)	(474,000)	(1,160,000)
Purchased intangibles	(77,000)	—	—
Deposits and other	(791,000)	(245,000)	92,000

Net Cash (Used In) Provided By Investing Activities	(21,014,000)	(719,000)	554,000

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and warrants	682,000	195,000	45,000
Proceeds from the sale of common stock	32,160,000	—	—
Proceeds from merger/reorganization	—	—	6,967,000
Payment of merger costs	—	—	(762,000)
Bank borrowing	(120,000)	—	—
Offering costs	(370,000)	—	—
Payments on notes payable and lines of credit	—	—	(4,426,000)
Payment on capital lease obligation	(122,000)	(145,000)	(224,000)
Proceeds from minority shareholder investment	21,000	—	—

Net Cash Provided By Financing Activities	32,251,000	50,000	1,600,000

Effect of exchange rate changes	130,000	7,000	—

Net Increase in Cash and Cash Equivalents	14,054,000	319,000	3,450,000

Cash and Cash Equivalents, beginning of period	7,512,000	7,193,000	3,743,000

Cash and Cash Equivalents, end of period	$21,566,000	$7,512,000	$7,193,000

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income taxes	$726,000	$1,893,000	$274,000
Interest	$17,000	$26,000	$119,000
Noncash Investing and Financing Activities:
Exchange of warrants for common stock	$1,532,000	$988,000	—
Capital leases entered into for equipment	$217,000	$—	$341,000
Acquisitions:
Fair value of assets acquired	$7,890,000	$—	$—
Liabilities assumed	$3,976,000	$—	$—
Minority interest	$3,914,000	$—	$—

See accompanying notes to consolidated financial statements

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

(d) Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title to all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions Service revenues relating to maintenance services performed by the Company, which represent less than 5% of net revenues in each of 2004, 2003, and 2002, are recognized as earned based upon contract terms, which is generally ratably over the term of service. Net revenues include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10 Accounting for Shipping and Handling Fees and Costs. Shipping fees represent less than 1% of net revenues in each of 2004, 2003, and 2002. Shipping costs are included in the cost of goods sold. For the years ended December 31, 2004, 2003 and 2000 and for the interim periods for fiscal years 2004 and 2003, the Company restated its financial results. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for this amended Form 10-K/A. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), an error which had been previously identified but not considered to be sufficiently material to require correction. For additional details, see Note 2.

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

(o) Translation of Foreign Currencies

Assets and liabilities of non-U.S. subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to the accumulated other comprehensive income of shareholders’ equity. Income and expense accounts are translated at average exchange rates during each period. Translation gains and losses are recorded in other income (loss), net. The functional currency is the local currency for all non-U.S. subsidiaries.

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

Under the accounting provisions of SFAS No. 123, the Company’s net income (loss) and the basic and diluted net income (loss) per common share would have been adjusted to the pro forma amounts below:

	December 31,
	2004 Restated	2003 Restated	2002 Restated
Net income (loss), as reported	$2,335,000	$2,738,000	$(9,462,000)
Add:
Stock-based employee compensation expense included in reported income, net of related tax effects	363,000	789,000	592,000
Deduct:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(363,000)	(789,000)	(806,000)

Pro forma net income (loss)	$2,335,000	$2,738,000	$(9,676,000)

Basic earnings (loss) per share:
As reported	$0.04	$0.06	$(0.24)
Pro forma	$0.04	$0.06	$(0.24)
Diluted earnings (loss) per share:
As reported	$0.04	$0.06	$(0.24)
Pro forma	$0.04	$0.06	$(0.24)

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

(r) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R was to be effective for the beginning of the first interim or annual reporting period after June 15, 2005 (the quarter ended September 30, 2005 for the Company) and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R. As a result, SFAS No. 123R will be effective beginning in our first quarter of 2006. The Company is currently assessing the impact of this statement on the Company’s consolidated financial statements.

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

2.	Restatement

In connection with the Company’s evaluation of the effectiveness of its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, and management’s assessment and testing thereof, the Company identified a number of material weaknesses, including inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period. The Company identified a single distributor in Canada, accounting for less than 1% of our annual revenues, who (a) had not signed the Company’s standard distributor agreement sent to the distributor over the last three years and (b) from time to time, placed purchase orders with a “right of return” clause. In addition, the Company identified several U.S. local, state and federal agency purchase orders with freight delivery terms of “FOB destination,” requiring that the Company defer recognition of revenue until the shipments reach the customer, rather than the Company’s standard terms of “FOB factory.” Further, during the course of its review, the Company found a limited number of service contracts that were not properly deferred. After conferring with the Audit Committee of the Company and its independent registered public accounting firm on these matters, another independent certified public accounting firm was engaged to conduct an independent study (agreed-upon procedures report) of the impact of the Company’s revenue recognition practices. Based on the findings of the study by the independent certified public accounting firm, management concluded that the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2000 and for the interim quarters of 2004 and 2003 therein should be restated. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for this amended Form 10-K/A. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), an error which had been previously identified but not considered to be sufficiently material to require correction. The Audit Committee of the Board of Directors concurred with management’s decision.

The foregoing adjustments did not affect the Company’s reported cash, cash equivalents, short-term and long-term investments during the reporting periods.

The effect of these errors is detailed, by reporting period, below.

Annual Information:

(in dollars)

	Year ended December 31, 2004		Year ended December 31, 2003		Year ended December 31, 2002		Year ended December 31, 2001		Year ended December 31, 2000
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Balance Sheet:
Inventories, net	7,675,000	7,815,000	3,659,000	3,759,000	3,176,000	3,295,000	3,716,000	3,817,000	3,229,000	3,329,000
Deferred income taxes	1,392,000	1,578,000	666,000	768,000	529,000	605,000	501,000	572,000	292,000	373,000
Total Assets	68,789,000	69,115,000	20,563,000	20,765,000	16,670,000	16,865,000	15,043,000	15,216,000	12,706,000	12,888,000
Accrued liabilities	5,643,000	5,582,000	2,159,000	2,159,000	1,690,000	1,689,000	1,235,000	1,235,000	1,522,000	1,522,000
Current portion of deferred revenue	722,000	1,122,000	67,000	324,000	150,000	432,000	249,000	523,000	234,000	521,000
Deferred revenue, net of current portion	119,000	240,000	102,000	113,000	—	14,000	150,000	155,000	383,000	399,000
Other long-term liabilities	—	145,000	—	87,000	—	13,000	—	—	—	—
Total Liabilities	12,033,000	12,638,000	5,603,000	5,958,000	5,810,000	6,118,000	9,163,000	9,442,000	7,355,000	7,658,000
(Accumulated deficit)/Retained earnings	(1,386,000)	(1,665,000)	(3,847,000)	(4,000,000)	(6,625,000)	(6,738,000)	2,830,000	2,724,000	2,693,000	2,571,000
Total Shareholders' Equity	52,468,000	52,189,000	14,960,000	14,807,000	10,860,000	10,747,000	3,438,000	3,332,000	2,955,000	2,833,000

Statement of Operations:
Net Sales	45,794,000	45,540,000	31,333,000	31,361,000	21,845,000	21,828,000	19,014,000	19,039,000	18,194,000	18,398,000
Gross Profit	27,250,000	27,036,000	19,247,000	19,256,000	13,071,000	13,071,000	11,972,000	11,999,000	11,615,000	11,771,000
Total Operating Expenses	23,525,000	23,522,000	15,422,000	15,497,000	22,041,000	22,053,000	12,069,000	12,070,000	10,333,000	10,333,000
Income (Loss) from Operations	3,725,000	3,514,000	3,825,000	3,759,000	(8,970,000)	(8,982,000)	(97,000)	(71,000)	1,282,000	1,438,000
Net Income (Loss)	2,461,000	2,335,000	2,778,000	2,738,000	(9,455,000)	(9,462,000)	137,000	153,000	829,000	923,000

Basic Earnings (Loss) Per Common Share	0.04	0.04	0.06	0.06	(0.24)	(0.24)	0.01	0.01	0.04	0.04
Diluted Earnings (Loss) Per Common Share	0.04	0.04	0.06	0.06	(0.24)	(0.24)	0.00	0.00	0.02	0.03

Quarterly Information (Unaudited):

(in dollars)

	Quarter ended December 31, 2004		Quarter ended September 30, 2004		Quarter ended June 30, 2004		Quarter ended March 31, 2004
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Balance Sheet:
Inventories, net	7,675,000	7,815,000	8,277,000	8,428,000	6,668,000	6,801,000	4,351,000	4,541,000
Deferred income taxes	1,392,000	1,578,000	666,000	895,000	666,000	880,000	666,000	887,000
Total Assets	68,789,000	69,115,000	65,683,000	66,062,000	62,824,000	63,171,000	52,106,000	52,517,000
Accrued liabilities	5,643,000	5,582,000	4,068,000	4,063,000	3,388,000	3,378,000	2,170,000	2,163,000
Current portion of deferred revenue	722,000	1,122,000	1,083,000	1,543,000	648,000	1,047,000	69,000	605,000
Deferred revenue, net of current portion	119,000	240,000	124,000	259,000	117,000	278,000	90,000	200,000
Other long term liabilities	—	145,000	—	132,000	—	117,000	—	102,000
Total Liabilities	12,033,000	12,638,000	11,435,000	12,158,000	9,881,000	10,548,000	4,722,000	5,464,000
Accumulated deficit	(1,386,000)	(1,665,000)	(1,701,000)	(2,044,000)	(2,752,000)	(3,073,000)	(3,662,000)	(3,993,000
Total Shareholders’ Equity	52,468,000	52,189,000	50,199,000	49,856,000	48,803,000	48,482,000	47,384,000	47,053,000

Statement of Operations:
Net Sales	14,963,000	15,036,000	12,264,000	12,229,000	10,385,000	10,471,000	8,182,000	7,804,000
Gross Profit	8,025,000	8,088,000	7,530,000	7,512,000	6,492,000	6,521,000	5,203,000	4,915,000
Total Operating Expenses	7,600,000	7,556,000	5,885,000	5,905,000	5,341,000	5,353,000	4,699,000	4,708,000
Income from Operations	425,000	532,000	1,645,000	1,607,000	1,151,000	1,168,000	504,000	207,000
Net Income	315,000	379,000	1,051,000	1,029,000	910,000	920,000	185,000	7,000

Basic Earnings Per Common Share	0.01	0.01	0.02	0.02	0.02	0.02	0.00	0.00
Diluted Earnings Per Common Share	0.01	0.01	0.02	0.02	0.02	0.02	0.00	0.00

	Quarter ended December 31, 2003		Quarter ended September 30, 2003		Quarter ended June 30, 2003		Quarter ended March 31, 2003
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Balance Sheet:
Inventories, net	3,659,000	3,759,000	3,884,000	4,248,000	4,204,000	4,401,000	3,527,000	3,678,000
Deferred income taxes	666,000	768,000	529,000	767,000	529,000	606,000	529,000	600,000
Total Assets	20,563,000	20,765,000	19,205,000	19,807,000	19,096,000	19,369,000	18,077,000	18,300,000
Accrued liabilities	2,159,000	2,159,000	2,045,000	2,031,000	1,700,000	1,696,000	1,677,000	1,676,000
Current portion of deferred revenue	67,000	324,000	51,000	946,000	51,000	373,000	109,000	392,000
Deferred revenue, net of current portion	102,000	113,000	85,000	93,000	27,000	46,000	31,000	47,000
Other long term liabilities	—	87,000	—	70,000	—	51,000	—	32,000
Total Liabilities	5,603,000	5,958,000	5,048,000	6,008,000	5,964,000	6,353,000	6,297,000	6,627,000
Accumulated deficit	(3,847,000)	(4,000,000)	(4,330,000)	(4,688,000)	(5,055,000)	(5,170,000)	(5,850,000)	(5,956,000)
Total Shareholders’ Equity	14,960,000	14,807,000	14,157,000	13,799,000	13,132,000	13,016,000	11,780,000	11,673,000
Statement of Operations:
Net Sales	8,565,000	9,202,000	7,969,000	7,406,000	7,459,000	7,416,000	7,340,000	7,337,000
Gross Profit	5,291,000	5,664,000	4,686,000	4,290,000	4,843,000	4,845,000	4,427,000	4,457,000
Total Operating Expenses	4,419,000	4,450,000	3,720,000	3,728,000	3,830,000	3,847,000	3,453,000	3,472,000
Income from Operations	872,000	1,214,000	966,000	562,000	1,013,000	998,000	974,000	985,000
Net Income	483,000	688,000	725,000	482,000	795,000	786,000	775,000	782,000

Basic Earnings Per Common Share	0.01	0.01	0.02	0.01	0.02	0.02	0.02	0.02
Diluted Earnings Per Common Share	0.01	0.01	0.01	0.01	0.02	0.02	0.02	0.02

3.	Mergers and Acquisitions

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

In connection with the acquisition, the Company is obligated to make payments to the former KLH owners aggregating to $2.1 million (including $435,000 paid during 2004) as follows: 2005 – $423,000; 2006 – $388,000; 2007 – $388,000; 2008 – $242,000 and 2009 – $242,000.

The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles, and income taxes.

	Years Ended December 31,
Pro Forma Information (Unaudited)	2004 Restated	2003 Restated
Revenue	$48,452,000	$39,993,000
Net income	$2,349,000	$2,808,000
Earnings per share-basic	$0.04	$0.06
Earnings per share-diluted	$0.04	$0.06

4.	Investments

Management accounts for its investments in debt securities as held-to-maturity. These include United States Treasury Bills, United States Corporate Bonds and Notes, United States Government Agencies, and United States Treasury Notes ranging in maturity dates from March 2005 through September 2006.

	Short-Term Maturity Date	Par Value	Long-Term Maturity Date	Par Value
U.S. Treasury Bonds and Notes	3/2005–6/2005	$2,145,000	5/2006	$500,000
U.S. Government Agencies	3/2005–10/2005	$3,900,000	4/2006–5/2006	$1,300,000
FNMA/FHLMC		$—	3/2006–9/2006	$1,700,000
Corporate Bonds and Notes	10/2005	$700,000	4/2006	$1,000,000

		$6,745,000		$4,500,000

5.	Inventories

Inventories consist of the following:

December 31,	2004 Restated	2003 Restated
Raw materials	$4,001,000	$2,654,000
Work-in-progress	544,000	621,000
Finished goods	3,270,000	484,000

	$7,815,000	$3,759,000

KLH contributed $319,000 in raw materials and $2.0 million in finished goods to year-end 2004 balances.

6.	Property and Equipment

A summary of property and equipment follows:

December 31,	2004	2003
Equipment	$2,734,000	$1,959,000
Computer equipment	1,577,000	1,217,000
Building and building improvements	8,390,000	574,000
Furniture and fixtures	573,000	325,000
Automobiles	1,245,000	185,000

	14,519,000	4,260,000
Less: accumulated depreciation	3,232,000	2,512,000

	$11,287,000	$1,748,000

7.	Intangible Assets

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

The future annual amortization expense for intangible assets, based upon their current useful lives, is estimated to be the following as of December 31, 2004:

2005	$484,000
2006	$484,000
2007	$484,000
2008	$484,000
2009	$214,000

Total	$2,150,000

8.	Accrued Liabilities

Accrued liabilities as of December 31, 2004 and 2003 are summarized as follows:

December 31,	2004 Restated	2003
Compensation and related benefits	$2,373,000	$1,171,000
Accrued commissions	391,000	196,000
Legal and professional	705,000	182,000
Warranty reserve	490,000	358,000
KLH building	730,000	—
Other	893,000	252,000

	$5,582,000	$2,159,000

9.	Income Taxes

Income (loss) before income taxes and minority interest comprises:

Years ending December 31	2004 Restated	2003 Restated	2002 Restated
Domestic	$2,503,000	$2,607,000	$(9,523,000)
Foreign	1,168,000	837,000	192,000

	3,671,000	$3,444,000	$(9,331,000)

Income tax expense (benefit) comprises:

2004 Restated	Current	Deferred	Total
Federal	$1,190,000	$(839,000)	$351,000
State	1,000	58,000	59,000
Foreign	604,000	(31,000)	573,000

	$1,795,000	$(812,000)	$983,000

2003 Restated	Current	Deferred	Total
Federal	$923,000	$(488,000)	$435,000
State	2,000	48,000	50,000
Foreign	221,000	—	221,000

	$1,146,000	$(440,000)	$706,000

2002	Current	Deferred	Total
Federal	$240,000	$(37,000)	$203,000
State	1,000	(162,000)	(161,000)
Foreign	89,000	—	89,000

	$330,000	$(199,000)	$131,000

The following summarizes the differences between the income tax expense and the amount computed by applying the Federal income tax rate in 2004, 2003, and 2002 to income before income taxes:

Years ending December 31,	2004 Restated	2003 Restated	2002 Restated
Federal income tax (benefit) at statutory rate	$1,115,000	$1,167,000	$(3,174,000)
Nondeductible expenses	248,000	360,000	3,194,000
Effects of foreign operations	296,000	(12,000)	280,000
Release of prior year tax liability	—	(574,000)	—
Change in valuation allowance	(583,000)	(222,000)	—
Federal tax credits	(132,000)	(47,000)	(100,000)
State income taxes, net of federal benefit	39,000	294,000	3,000
State tax credits	—	(260,000)	(72,000)

	$983,000	$706,000	$131,000

Deferred tax assets and liabilities as of December 31, 2004 and 2003 were comprised of the following:

December 31,	2004 Restated	2003 Restated
Deferred tax assets:
Allowance for doubtful accounts	$76,000	$72,000
Inventories	160,000	175,000
Accrued vacation	169,000	185,000
Other accruals	1,015,000	258,000
Capitalized research and development	1,126,000	1,772,000
Unrealized foreign losses	320,000	430,000
State income taxes and credits	35,000	156,000

	2,901,000	3,048,000

Valuation allowance	(1,253,000)	(2,202,000)

Total deferred tax assets	$1,648,000	$846,000

Deferred tax liabilities:
Fixed assets	$(70,000)	$(78,000)

Total deferred tax liabilities	(70,000)	(78,000)

Net deferred tax assets	$1,578,000	$768,000

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

At December 31, 2004, a valuation allowance in the amount of $1,253,000 has been established against the deferred tax assets as management is unable to conclude at this time that it is more likely than not that the Company will realize the tax benefit of all of its deferred tax assets. During 2004, the valuation allowance was reduced by $949,000 to reflect the Company’s realization during 2004 of the tax benefit of certain capitalized expenditures and foreign losses, the expected future benefit in 2005 of certain capitalized expenditures, and the effects of true-up adjustments to certain deferred tax assets that did not impact the income tax provision. At December 31, 2004, based on the Company’s recent operating performance, management determined that it now has the ability to reasonably forecast short-term operating performance on a one-year look forward basis; accordingly, management has concluded that it is more-likely-than-not that the Company will realize the tax benefit attributable to the capitalized expenditures that become available to the Company in 2005. This determination represents a change in estimate during 2004, which had the effect of reducing the valuation allowance, reducing the income tax expense, and increasing net income in 2004 by approximately $200,000. Management will continue to evaluate the appropriateness of its valuation allowance in light of current and anticipated future taxable income.

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

10.	Lease Commitments

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

	Total	2005	2006	2007	2008	2009	Thereafter
Contractual Obligations:
Operating Lease Obligations	$3,209,000	$756,000	$759,000	$527,000	$617,000	$550,000	$—

In December 2004, the Company purchased the property located at 3775 North First Street in San Jose, California for a purchase price of $5.0 million in cash. The Company financed this transaction with available cash. As of May 31, 2005, the majority of the Company’s U.S. operations have been relocated from the Company’s leased facility in Sunnyvale, California to the Company’s new facility in San Jose, California. During June 2005, the Company expects to complete the relocation of its operations to the new facility in San Jose, California and write off its lease obligation which is estimated at $2.3 million.

11. Employee Benefit Plans

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

12. Concentrations

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

A significant portion of the Company’s revenues and accounts receivable are derived from sales made to distributors located primarily throughout North America, as well as Asia and Europe. The following table presents certain data by geographic area:

December 31,	2004 Restated	2003 Restated	2002 Restated
Net sales to customers:
United States	$28,215,000	$21,870,000	$14,038,000

International:
China	9,141,000	2,447,000	1,637,000
Rest of Asia	1,949,000	1,623,000	1,761,000
Europe	4,549,000	3,526,000	2,156,000
Canada and Mexico	1,372,000	1,260,000	1,290,000
All other	314,000	635,000	946,000

	17,325,000	9,491,000	7,790,000

Total consolidated net sales to customers	$45,540,000	$31,361,000	$21,828,000

Property and equipment, net:
United States	$5,805,000	$624,000	$815,000
Europe	49,000	8,000	—
China	5,396,000	1,063,000	1,157,000
Rest of Asia	37,000	53,000	55,000

Total property and equipment, net	$11,287,000	$1,748,000	$2,027,000

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

In 2004, approximately 51% of the property and equipment is located in the United States and 48% is located in China.

13.	Shareholders’ Equity

Common Stock

On April 9, 2002, the merger between RAE-California and Nettaxi was consummated (See Note 3). Nettaxi, as the surviving entity to the merger and the Registrant, changed its name to RAE Systems Inc. Pursuant to the merger, each outstanding share of RAE-California common stock was exchanged for 1.54869 shares of RAE Systems Inc. common stock and each outstanding option and warrant to purchase shares of RAE-California common stock was exchanged for 1.54869 options and warrants to purchase shares of RAE Systems Inc. common stock. All share and per share data prior to the merger have been restated to reflect the stock split.

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

A summary of the status of the Company’s stock option plan as of December 31, 2004, 2003, and 2002, and changes during the years then ended is presented in the following table:

	Options Outstanding
	December 31, 2004		December 31, 2003		December 31, 2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning	4,046,683	$1.18	3,453,441	$0.45	2,693,974	$0.07
Granted	1,004,000	$5.40	1,705,244	$2.19	1,669,500	$0.99
Exercised	(1,338,471)	$0.46	(692,775)	$0.19	(586,337)	$0.08
Cancelled	(606,718)	$2.63	(419,227)	$0.88	(323,696)	$0.91

Ending	3,105,494	$2.57	4,046,683	$1.18	3,453,441	$0.45

Exercisable at year-end:	1,285,604		1,521,968		1,148,699

Weighted-average fair value of options granted during the period:		$4.59		$1.68		$0.56

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Prices	Number Exercisable	Weighted- Average Exercise Prices
$ 0.01-0.50	552,253	6.00	$0.07	493,911	$0.07
$ 0.51-1.00	237,385	7.96	$0.59	121,325	$0.60
$ 1.01-1.50	879,158	7.53	$1.08	542,553	$1.07
$ 1.51-3.00	—	—	$—	—	$—
$ 3.01-3.50	439,198	8.84	$3.29	127,815	$3.28
$ 3.51-4.50	—	—	$—	—	$—
$ 4.51-5.00	517,500	9.25	$4.93	—	$—
$ 5.01-5.50	330,000	9.24	$5.29	—	$—
$ 5.51-6.00	—	—	$—	—	$—
$ 6.01-6.50	50,000	9.81	$6.46	—	$—
$ 6.51-7.50	—	—	$—	—	$—
$ 7.51-8.00	100,000	9.98	$7.81	—	$—

	3,105,494		$2.57	1,285,604	$0.86

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

14.	Commitments and Contingencies

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

15.	Guarantees

The Company has contractual obligations under its operating leases in the amount of $3.2 million. The Company has not recorded any liabilities for these future payments because they have not as yet been incurred.

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

16.	Related Party Transactions

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

17.	Quarterly Information (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

2004	First Quarter Restated	Second Quarter Restated	Third Quarter Restated	Fourth Quarter Restated	2004 Restated
Net revenues	$7,804,000	$10,471,000	$12,229,000	$15,036,000	$45,540,000
Gross profit	4,915,000	6,521,000	7,512,000	8,088,000	27,036,000
Income from operations	207,000	1,168,000	1,607,000	532,000	3,514,000
Net income	$7,000	$920,000	$1,029,000	$379,000	$2,335,000
Earnings per common share:
Basic:	$0.00	$0.02	$0.02	$0.01	$0.04
Diluted:	$0.00	$0.02	$0.02	$0.01	$0.04

2003	First Quarter Restated	Second Quarter Restated	Third Quarter Restated	Fourth Quarter Restated	2003 Restated
Net revenues	$7,337,000	$7,416,000	$7,406,000	$9,202,000	$31,361,000
Gross profit	4,457,000	4,845,000	4,290,000	5,664,000	19,256,000
Income from operations	985,000	998,000	562,000	1,214,000	3,759,000
Net income	$782,000	$786,000	$482,000	$688,000	$2,738,000
Earnings per common share:
Basic:	$0.02	$0.02	$0.01	$0.01	$0.06
Diluted:	$0.02	$0.02	$0.01	$0.01	$0.06

18.	Supplemental Disclosures

The following is supplemental disclosure of valuation and qualifying accounts.

Description	Balance as of Beginning of Year	Additions Charged to Expenses	Deductions	Balance as of End of Year
2004:
Allowance for doubtful accounts	$176,000	$489,000	$—	$665,000
2003:
Allowance for doubtful accounts	$176,000	$38,000	$(38,000)	$176,000
2002:
Allowance for doubtful accounts	$200,000	$50,000	$(74,000)	$176,000

Description	Balance as of Beginning of Year	Additions Charged to Expenses	Deductions	Balance as of End of Year
2004:
Inventory reserve	$275,000	$428,000	$—	$703,000
2003:
Inventory reserve	$365,000	$253,000	$(343,000)	$275,000
2002:
Inventory reserve	$130,000	$235,000	$—	$365,000

Description	Balance as of Beginning of Year	Additions Charged to Expenses	Deductions	Balance as of End of Year
2004:
Warranty reserve	$358,000	$332,000	$(200,000)	$490,000
2003:
Warranty reserve	$206,000	$311,000	$(159,000)	$358,000
2002:
Warranty reserve	$111,000	$95,000	$—	$206,000

19.	Subsequent Events

On May 9, 2005, Polimaster, Ltd. filed a complaint against the Company in the U.S. District Court for the Northern District of California alleging that the Company had misappropriated and misused technological and proprietary information developed by Polimaster to manufacture the GammaRAE II hand-held radiation detection unit. Polimaster Ltd. is seeking a preliminary injunction against sales of RAE Systems’ radiation detection equipment, pending completion of arbitration. While management believes that Polimaster’s claims are entirely without merit and will defend the matter vigorously, any claims of this type, regardless of merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources or require us to enter into royalty or license agreements. The terms of any such license agreements may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm our business.