Form 10-Q
period 2005-03-31
RAE SYSTEMS INC
filed 2005-06-07
CIK 1084876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Registrant’s telephone number, including area code: 408-952-8200

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 19, 2005
Common Stock, $0.001 Par Value	57,655,974

RAE Systems Inc.

PART I. Financial Information

In connection with the Company’s evaluation of the effectiveness of its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, and management’s assessment and testing thereof, the Company identified a number of material weaknesses, including inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period. The Company identified a single distributor in Canada, accounting for less than 1% of our annual revenues, who (a) had not signed the Company’s standard distributor agreement sent to the distributor over the last three years and (b) from time to time, placed purchase orders with a “right of return” clause. In addition, the Company identified several U.S. local, state and federal agency purchase orders with freight delivery terms of “FOB destination,” requiring that the Company defer recognition of revenue until the shipments reach the customer, rather than the Company’s standard terms of “FOB factory.” Further, during the course of its review, the Company found a limited number of service contracts that were not properly deferred. After conferring with the Audit Committee of the Company and its independent registered public accounting firm on these matters, another independent certified public accounting firm was engaged to conduct an independent study (agreed-upon procedures report) of the impact of the Company’s revenue recognition practices. Based on the findings of the study by the independent certified public accounting firm, management concluded that the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2000 and for each of the years then ended and the Company’s condensed financial data for the interim periods for fiscal years 2004 and 2003 should be restated. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for its amended Form 10-K/A for 2004. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), an error which had been previously identified but not considered to be sufficiently material to require correction. The Audit Committee of the Board of Directors concurred with management’s decision.

The effect of these errors is detailed for the period ended March 31, 2004.

(in dollars)

	Quarter ended March 31, 2004
	Previously Reported	Restated
Balance Sheet:
Inventories, net	4,351,000	4,541,000
Deferred income taxes	666,000	887,000
Total Assets	52,106,000	52,517,000
Accrued liabilities	2,170,000	2,163,000
Current portion of deferred revenue	69,000	605,000
Deferred revenue, net of current portion	90,000	200,000
Other long-term liabilities	—	102,000
Total Liabilities	4,722,000	5,464,000
Accumulated deficit	(3,662,000)	(3,993,000)
Total Shareholders' Equity	47,384,000	47,053,000

Statement of Operations:
Net Sales	8,182,000	7,804,000
Gross Profit	5,203,000	4,915,000
Total Operating Expenses	4,699,000	4,708,000
Income from Operations	504,000	207,000
Net Income	185,000	7,000

Basic Earnings Per Common Share	0.00	0.00
Diluted Earnings Per Common Share	0.00	0.00

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Unaudited)

RAE Systems Inc.

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
		Restated
Assets
Current Assets:
Cash and cash equivalents	$18,808,000	$21,566,000
Short-term investments	8,981,000	6,745,000
Notes receivable	745,000	535,000
Accounts receivable, net of allowance for doubtful accounts of $667,000 and $665,000, respectively	9,605,000	9,934,000
Accounts receivable from affiliate	147,000	119,000
Inventories, net	8,324,000	7,815,000
Prepaid expenses and other current assets	1,729,000	1,558,000
Deferred income taxes	1,605,000	1,578,000

Total Current Assets	49,944,000	49,850,000

Property and Equipment, net	11,913,000	11,287,000
Long-term Investments	4,422,000	4,500,000
Intangible Assets, net	2,031,000	2,150,000
Deposits and Other Assets	1,119,000	1,172,000
Investment in Unconsolidated Affiliate	73,000	156,000

Total Assets	$69,502,000	$69,115,000

Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity Current Liabilities:
Accounts payable	$4,021,000	$3,449,000
Accrued liabilities	4,170,000	5,582,000
Notes payable	439,000	423,000
Income taxes payable	394,000	417,000
Current portion of deferred revenue	1,659,000	1,122,000

Total Current Liabilities	10,683,000	10,993,000

Deferred Revenue, net of current portion	224,000	240,000
Other Long-term Liabilities	157,000	145,000
Long-term Notes Payable	1,421,000	1,260,000

Total Liabilities	12,485,000	12,638,000

Commitments and Contingencies
Minority Interest in Consolidated Entities	4,228,000	4,288,000
Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 57,597,052 and 57,315,175 shares issued and outstanding, respectively	58,000	57,000
Additional paid-in capital	54,245,000	53,660,000
Accumulated other comprehensive income	58,000	137,000
Accumulated deficit	(1,572,000)	(1,665,000)

Total Shareholders’ Equity	52,789,000	52,189,000

Total Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity	$69,502,000	$69,115,000

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income

(Unaudited)

RAE Systems Inc.

Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2005	2004
		Restated
Net Sales	$12,248,000	$7,804,000
Cost of Sales	5,065,000	2,889,000

Gross Profit	7,183,000	4,915,000

Operating Expenses:
Sales and marketing	3,373,000	2,061,000
Research and development	1,016,000	920,000
General and administrative	2,600,000	1,727,000

Total Operating Expenses	6,989,000	4,708,000

Income from Operations	194,000	207,000

Other (Expense) Income:
Interest income	99,000	75,000
Interest expense	(33,000)	(4,000)
Other, net	(37,000)	17,000
Equity in loss of unconsolidated affiliate	(83,000)	(68,000)

Total Other (Expense) Income	(54,000)	20,000

Income Before Income Taxes and Minority Interest	140,000	227,000
Income Taxes	106,000	220,000

Income Before Minority Interest	34,000	7,000
Minority interest in loss of consolidated entities	60,000	—

Net Income	$94,000	$7,000

Basic Earnings (Loss) Per Common Share	$0.00	$0.00

Diluted Earnings (Loss) Per Common Share	$0.00	$0.00

Weighted-average common shares outstanding	57,485,111	52,874,797
Stock options and warrants	2,573,656	4,317,663

Diluted weighted-average common shares outstanding	60,058,767	57,192,460

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

RAE Systems Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2005	2004
		Restated
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
Net Income	$94,000	$7,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404,000	180,000
Provision for doubtful accounts	2,000	71,000
Inventory reserve	(23,000)	81,000
Compensation expense under fair value accounting for common stock options	461,000	363,000
Common stock warrants granted for services	41,000	42,000
Equity in loss of unconsolidated affiliate	83,000	68,000
Minority interest in loss of consolidated subsidiaries	(60,000)	—
Deferred income taxes	(27,000)	—
Deferred Rent	12,000	15,000
Changes in operating assets and liabilities:
Accounts receivable	327,000	(432,000)
Accounts receivable from affiliate	(28,000)	(139,000)
Notes receivable	(210,000)	—
Inventories	(486,000)	(707,000)
Prepaid expenses and other current assets	(212,000)	(314,000)
Accounts payable	572,000	(94,000)
Accounts payable to affiliate	—	(594,000)
Accrued liabilities	(1,412,000)	5,000
Income taxes payable	(23,000)	(165,000)
Deposits and other	53,000	—
Deferred revenue	520,000	369,000

Net Cash Provided By (Used In) Operating Activities	88,000	(1,244,000)

Cash Flows From Investing Activities:
Investments	(2,158,000)	(6,689,000)
Acquisition of property and equipment	(910,000)	(358,000)
Deposits and other	—	55,000

Net Cash Used In Investing Activities	(3,068,000)	(6,992,000)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and warrants	125,000	154,000
Proceeds from the sale of common stock	—	32,160,000
Offering costs	—	(370,000)
Notes payable - related parties	177,000	—
Payment on capital lease obligation	—	(29,000)

Net Cash Provided By Financing Activities	302,000	31,915,000

Effect of exchange rate changes	(80,000)	(68,000)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,758,000)	23,611,000

Cash and Cash Equivalents, beginning of period	21,566,000	7,512,000

Cash and Cash Equivalents, end of period	$18,808,000	$31,123,000

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income taxes	$198,000	$279,000
Interest	$1,000	$3,000
Noncash Investing and Financing Activities:
Exchange of warrants for common stock	$—	$131,000

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. The unaudited financial statements contained in this Form 10-Q have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include (except for the restatement of the March 31, 2004 interim results discussed below) only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and its cash flows for the stated periods, in conformity with the accounting principles generally accepted in the United States of America.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title to all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions. In connection with the Company’s evaluation of the effectiveness of its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, and management’s assessment and testing thereof, the Company identified a number of material weaknesses, including inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period. The Company identified a single distributor in Canada, accounting for less than 1% of our annual revenues, who (a) had not signed the Company’s standard distributor agreement sent to the distributor over the last three years and (b) from time to time, placed purchase orders with a “right of return” clause. In addition, the Company identified several U.S. local, state and federal agency purchase orders with freight delivery terms of “FOB destination,” requiring that the Company defer recognition of revenue until the shipments reach the customer, rather than the Company’s standard terms of “FOB factory.” Further, during the course of its review, the Company found a limited number of service contracts that were not properly deferred. After conferring with the Audit Committee of the Company’s Board of Directors and its independent registered public accounting firm on these matters, another independent certified public accounting firm was engaged to conduct an independent study (agreed-upon procedures report) of the impact of the Company’s revenue recognition practices. Based on the findings of the study by the independent certified public accounting firm, the consolidated financial statements have been restated for the years ended 2004, 2003 and 2000 and for the interim periods for fiscal years 2004 and 2003. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for its amended Form 10-K/A for 2004. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), an error which had been previously identified but not considered to be sufficiently material to require correction.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of RAE Systems Inc. and its subsidiaries as described below. RAE Systems Inc. owns 100% of RAE Systems Europe ApS (“RAE Europe”) and RAE Systems (Asia) Limited (“RAE Asia”). RAE Europe is a Denmark corporation which distributes and provides services for RAE Systems’ products in Europe, Australia and New Zealand, and throughout the Middle East. RAE Europe owns (i) 100% of RAE United Kingdom Limited (“RAE UK”) and (ii) 49% of RAE France. Both RAE UK and RAE France are distribution companies. RAE Asia is a Hong Kong holding company. RAE Asia owns (i) 100% of RAE Systems Shanghai Incorporated (“RAE Shanghai”), formerly known as Wa-RAE Science Instruments, Ltd, (ii) 100% of RAE Systems Hong Kong Limited (“RAE Hong Kong”), (iii) 64% of RAE KLH (Beijing) Co., Ltd, formerly known as Beijing Ke Li Heng Security Equipment Co., Ltd (“KLH”), and (iv) 36% of REnex Technology Ltd (“REnex”). RAE Shanghai, which is incorporated in Jiading, Shanghai, designs and manufactures RAE’s products for final assembly and testing in the United States. RAE Hong Kong distributes and provides services for RAE Systems’ products in Asia and the Pacific Rim. KLH is a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment. REnex, a Hong Kong-based research and development corporation, designs and develops a wireless platform for detection and monitoring. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company’s revenue recognition policy is described in Note 1.

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

Earnings Per Share

The Company applies the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Incremental shares attributable to the assumed exercise of 3,960,938 options and warrants have increased the diluted shares outstanding by 2,573,656, for the three-month period ended March 31, 2005. Warrants and options outstanding to purchase 607,008 shares at exercise prices between $6.30 per share and $24.83 per share were not included in the computation of diluted earnings per share for the three-month period ended March 31, 2005 because the exercise prices were greater than the average market price of the common stock.

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

SFAS No. 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. The Company estimates the fair value of stock options at the grant date by using the Black–Scholes option valuation model with the following weighted average assumptions used for grants for the period ended March 31, 2005: dividend yield of 0%, expected volatility of 142%, risk–free interest rate of 3.81%, and expected life of five years for all plan options.

Under the accounting provisions of SFAS No. 123, the Company’s net income (loss) and the basic and diluted net income (loss) per common share would have been adjusted to the pro forma amounts below:

	March 31, 2005	March 31, 2004

		Restated
Net income (loss), as reported	$94,000	$7,000
Add:
Stock-based employee compensation expense included in reported income, net of related tax effects	461,000	363,000
Deduct:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(461,000)	(363,000)

Pro forma net income (loss)	$94,000	$7,000

Base earnings (loss) per share:
As reported	$0.00	$0.00
Pro forma	$0.00	$0.00
Diluted earnings (loss) per share:
As reported	$0.00	$0.00
Pro forma	$0.00	$0.00

Recent Accounting Announcements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), an interpretation of FASB No. Statement No. 143, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 43 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of this interpretation on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R. As a result, SFAS No. 123R will be effective beginning in 2006 and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The Company is currently assessing the impact of this statement on the Company’s consolidated financial statements.

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

In November 2004, the FASB issued SFAS Statement No. 151, “Inventory Costs,” an amendment of the Accounting Research Bulletin (ARB) No. 43, Chapter 4. Under FASB Statement No. 151, all abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements, results of operations, or cash flows.

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

Note 3. Mergers and Acquisitions

On May 27, 2004, the Company invested $9 million dollars in cash for a 64% interest in Beijing Ke Li Heng Security Equipment Co., Ltd. (“KLH”). KLH is a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment. The results of KLH’s operations have been included in the consolidated financial statements of the Company since May 27, 2004.

The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles, and income taxes.

Pro Forma Information (Unaudited)	Quarter Ended March 31, 2004 (Restated)

Revenue	$9,647,000
Net income	$56,000
Earnings per share – basic	$0.00
Earnings per share - diluted	$0.00

Note 4. Commitments and Contingencies

Royalty

Commencing January 1, 2001 and continuing through December 31, 2009, the Company is required to pay Dragerwerk, a German-based competitor, a royalty equal to 7.5% of net sales of certain licensed products manufactured or imported for sale by or for the Company in the United States. The royalty relates to U.S. Patent No. 5,654,498 issued August 5, 1997 and entitled “Device for the Selective Detection of a Component in a Gas Mixture.” During the three month periods ended March 31, 2005 and 2004, the Company incurred royalty expense of $12,000 and $10,800, respectively.

Litigation

On May 9, 2005, Polimaster, Ltd. filed a complaint against the Company in the U.S. District Court for the Northern District of California alleging that the Company had misappropriated and misused technological and proprietary information developed by Polimaster to manufacture the GammaRAE II hand-held radiation detection unit. Polimaster, Ltd. is seeking a preliminary injunction against sales of RAE System’s radiation detection equipment pending completion of arbitration. Management believes that Polimaster’s claims are entirely without merit and will defend the matter vigorously. From time to time, the Company is engaged in various legal proceedings incidental to its normal business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations or cash flows.

Operating leases

As of May 31, 2005, the majority of our U.S. operations have been transferred from our leased facility in Sunnyvale, CA to our new facility in San Jose, CA. During June, the Company expects to complete the transfer of its operations to the new building and to write-down its lease obligation, estimated at $2.3 million, to its estimated fair market value.

Note 5. Guarantees

The Company has contractual obligations under its operating leases in the amount of $3.0 million. The Company has not recorded any liabilities for these future payments because they have not as yet been incurred.

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

Note 6. Warranty Reserves

Product warranty liabilities are provided for as described in Note 2 to these condensed consolidated financial statements. Following is a summary of the changes in these liabilities during the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Provision for product sold during period	$192,000	$169,000
Adjustment of prior period provision	—	—
Claims paid during the period	(265,000)	(195,000)

Net increase (decrease) in liability	(73,000)	(26,000)
Balance beginning of period	490,000	358,000

Balance, end of period	$417,000	$332,000

Note 7. Related Party Transactions

(a) Renex Technologies, Ltd.

In June 2004, the Company entered into an agreement with REnex Technologies Ltd. to develop six prototype RAELink modems for a price of $95,000 and to pay a royalty fee of 7.5% for all products sold for which REnex Technology’s intellectual property is used. To date, the Company has made a payment to REnex in the amount of $28,000 to develop the modems. During three-month period ended March 31, 2005, the Company did not make any royalty payments. The Company has a 36% interest in REnex Technologies Ltd. and accounts for it under the equity method with effect from January 1, 2002.

(b) Shanghai Simax Technology Co. Ltd (“Simax”)

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

Note 8. Subsequent Events

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

In May 2004, we invested $9 million in cash for a 64% interest in KLH, a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment. As a result, our sales into the China market increased from 4% for the three-month period ended March 31, 2004 to 23% for the three-month period ended March 31, 2005. The sales from our RAE Systems business less sales from KLH (“base business”) in the United States, Europe and Asia continued to grow, primarily from the sales of our patented PID products as well as our integrated wireless technology. Sales from our base business contributed $9.5 million for the three-month period ended March 31, 2005 as compared to $7.8 million for the same period in 2004, an increase of 22%.

Restatement

In connection with the Company’s evaluation of the effectiveness of its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, and management’s assessment and testing thereof, the Company identified a number of material weaknesses, including inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period. The Company identified a single distributor in Canada, accounting for less than 1% of our annual revenues, who (a) had not signed the Company’s standard distributor agreement sent to the distributor over the last three years and (b) from time to time, placed purchase orders with a “right of return” clause. In addition, the Company identified several U.S. local, state and federal agency purchase orders with freight delivery terms of “FOB destination,” requiring that the Company defer recognition of revenue until the shipments reach the customer, rather than the Company’s standard terms of “FOB factory.” Further, during the course of its review, the Company found a limited number of service contracts that were not properly deferred. After conferring with the Audit Committee of the Company and its independent registered public accounting firm on these matters, another independent certified public accounting firm was engaged to conduct an independent study (agreed-upon procedures report) of the impact of the Company’s revenue recognition practices. Based on the findings of the study by the independent certified public accounting firm, management concluded that the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2000 and for each of the years then ended and the Company’s condensed financial data for the interim periods for fiscal years 2004 and 2003 should be restated. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for its amended Form 10-K/A for 2004. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), an error which had been previously identified but not considered to be sufficiently material to require correction. The Audit Committee of the Board of Directors concurred with management’s decision.

The effect of these errors is detailed for the period ended March 31, 2004.

(in dollars)

	Quarter ended March 31, 2004
	Previously Reported	Restated
Balance Sheet:
Inventories, net	4,351,000	4,541,000
Deferred income taxes	666,000	887,000
Total Assets	52,106,000	52,517,000
Accrued liabilities	2,170,000	2,163,000
Current portion of deferred revenue	69,000	605,000
Deferred revenue, net of current portion	90,000	200,000
Other-long-term Liabilities	—	102,000
Total Liabilities	4,722,000	5,464,000
Accumulated deficit	(3,662,000)	(3,993,000)
Total Shareholders’ Equity	47,384,000	47,053,000

Statement of Operations:
Net Sales	8,182,000	7,804,000
Gross Profit	5,203,000	4,915,000
Income from Operations	504,000	207,000
Net Income	185,000	7,000
Basic Earnings Per Common Share	0.00	0.00
Diluted Earnings Per Common Share	0.00	0.00

Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Total Net Sales

	Three Months Ended March 31,		Increase/(Decrease)
	2005	2004 Restated	Dollar	Percentage
Net sales	$12,248,000	$7,804,000	$4,444,000	57%

Net sales primarily increased due to sales from KLH in the amount of $2.8 million. Net sales also increased due to an increase of approximately $600,000 in the sales of our integrated systems solutions, $350,000 in the sales of our consumables products, $350,000 in the sales of our patented products and $200,000 in services.

Cost of Sales & Gross Profit

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004 Restated	Dollar	Percentage
Cost of Sales	$5,065,000	$2,889,000	$2,176,000	75%
Gross Profit	$7,183,000	$4,915,000	$2,268,000	46%
Gross Profit as percentage of net sales	59%	63%

Cost of sales for the quarter ended March 31, 2005 increased by $2.2 million over the same quarter in 2004. Approximately $1.7 million was due to the addition of sales from our KLH investment and $0.5 million was due to an increase in sales volume from our base business. Gross profit as a percentage of net sales for the Company was 59%. For the base business, gross profit was 64% for the quarter ended March 31, 2005, and 63% for the quarter ended March 31, 2004. The increase in gross profit for the base business was primarily due to manufacturing efficiencies. Gross profit as a percentage of net sales for KLH was 41% for the period ended March 31, 2005. The impact of our KLH sales reduced our overall gross margin by approximately 5% for the quarter ended March 31, 2005. KLH is predominantly a distribution business with inherently lower margins.

Sales and Marketing Expense

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004 Restated	Dollar	Percentage
Sales and marketing expense	$3,373,000	$2,061,000	$1,312,000	64%
Percentage of total net sales	28%	26%

The increase in sales and marketing expenses for the quarter ended March 31, 2005 as compared to the same quarter in 2004 was due primarily to the addition of expenses from KLH of approximately $915,000. Sales and marketing expenses also increased due to increases in personnel in United States to build the infrastructure for future growth by approximately $180,000 and commissions of $205,000 due to increased sales.

Research and Development Expense

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004	Dollar	Percentage
Research and development expense	$1,016,000	$920,000	$96,000	10%
Percentage of total net sales	8%	12%

The increase in research and development expenses was due primarily to KLH expenses of approximately $90,000 for improvement of their fixed systems products.

General and Administrative Expense

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004 Restated	Dollar	Percentage
General and administrative expense	$2,600,000	$1,727,000	$873,000	51%
Percentage of total net sales	21%	22%

The addition of KLH to our financial statements as of May 2004 added approximately $350,000 to our general and administrative expenses for the three-month period ended March 31, 2005. General and administrative expenses for the base business increased primarily due to increases in the expenses in the United States for legal and professional fees in the amount of $170,000, non-cash charges related to the issuances of options and warrants in the amount of $97,000, travel expenses in the amount of $88,000, costs to build the infrastructure in Shanghai of $80,000, outside services in the amount of $45,000 and consulting charges related to having to comply with Section 404 of the Sarbanes-Oxley Act in the amount of $39,000.

Other Income (Expense)

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004	Dollar
Interest income	$99,000	$75,000	$24,000
Interest expense	(33,000)	(4,000)	(29,000)
Other, net	(37,000)	17,000	(54,000)
Equity in loss of unconsolidated affiliate	(83,000)	(68,000)	(15,000)

Total other (expense) income	$(54,000)	$20,000	$(74,000)

Percentage of total net sales	—%	—%

For the quarter ended March 31, 2005, we had total other expense of $54,000 as compared to total other income of $20,000 for the quarter ended March 31, 2004, a change of $74,000. Interest expense was higher by $29,000. Other, net was unfavorable by $54,000 due to currency exchange rate losses of $35,000 in Europe from a decline in the value of the Euro for the first quarter of 2005, versus a miscellaneous income item of $20,000 in the first quarter of 2004. Equity in loss of unconsolidated affiliate increased by $15,000 as a result of higher research and development spending in our affiliate, REnex. These were partially offset by an increase in interest income of $24,000, primarily from higher interest rates on investments.

Income Taxes

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004 Restated	Dollar	Percentage
Income tax expense	$106,000	$220,000	$(114,000)	(52)%
Percent of pretax income	76%	97%

For the three-month periods ended March 31, 2005 and 2004, we recognized tax expenses of $106,000 and $220,000, respectively. As a percentage of pretax income, income taxes decreased to 76% for the three-month period ended March 31, 2005 from 97% for the three-month period ended March 31, 2004. The tax rate varies from the statutory rates largely because of the impact of permanent differences from the amortization of intangibles and losses in unconsolidated equity interests.

Minority Interest in Income of Consolidated Subsidiaries

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004	Dollar	Percentage
Minority Interest in loss of consolidated subsidiaries	$60,000	$—	$60,000	—%

For the quarter ended March 31, 2005, we recognized $60,000 in net loss allocated to minority interests, of which $73,000 represented the 36% minority interest’s share in the net loss of KLH, partially offset by $13,000 representing 51% majority investor’s share in the net income of RAE France.

Net Income

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004 Restated	Dollar	Percentage
Net income	$94,000	$7,000	$87,000	1,243%

Net income for the quarter ended March 31, 2005 was $94,000. For the same period in 2004, we had net income of $7,000. Profits were $87,000 higher for the first quarter of 2005 than for the first quarter of 2004 primarily from increased sales in our base business.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2005	2004
Net cash provided by (used in):
Operating activities	$88,000	$(1,244,000)
Investing activities	$(3,068,000)	$(6,992,000)
Financing activities	$302,000	$31,915,000
Effect of exchange rate changes	$(80,000)	$(68,000)

Net (decrease) increase in cash and cash equivalents	$(2,758,000)	23,611,000

To date, we have financed our operations primarily through bank borrowings, revenues from operations and proceeds from the issuances of equity securities. As of March 31, 2005, we had $32.2 million in cash and investments. At March 31, 2005, we had $39.3 million of working capital (current assets less current liabilities) and had a current ratio (current assets divided by current liabilities) of 4.68 to 1.00.

We have two lines of credit available for future growth, which in the aggregate total $10 million. In April 2004, we secured a $3,000,000 line of credit based on the prime-lending rate that will expire in August 2005. In May 2004, we secured an additional $7,000,000 line of credit at a fixed rate of 3.25% that will expire in August 2005. We are currently in compliance with the debt covenants, and as such, have these lines available to us in full. At present, there are no amounts outstanding under these agreements. Prior to the August 2005 expiration of the lines of credit, we expect to renew these lines under substantially the same terms and conditions.

Net cash provided by operating activities for the three-month period ended March 31, 2005 was $88,000 as compared with net cash used in operating activities of $1.2 million for the three-month period ended March 31, 2004. The favorable effects on operating cash flows for the three-month period ended March 31, 2005 was due primarily to non-cash fair value accounting charges related to the issuance of options and warrants in the amount of $461,000, depreciation and amortization of $404,000 and increases in accounts payable and deferred revenue of $572,000 and $520,000, respectively, as well as decreases to accounts receivable of $327,000. These were partially offset by decreases in accrued liabilities of $1.4 million, increases in inventories of $486,000, increases in prepaid expenses and other current assets of $212,000 and increases in notes receivable of $210,000.

Net cash used in investing activities for the three-month period ended March 31, 2005 was $3.1 million as compared with net cash used in investing activities of $7 million for the three-month period ended March 31, 2004. Cash used in investing activities consisted of $2.2 million in maturing investments converted to cash and purchases of capital assets, primarily for building improvements in the amount of $910,000.

Net cash provided by financing activities for the three-month period ended March 31, 2005 was $302,000 as compared with $31.9 million for the three-month period ended March 31, 2004. Cash provided by financing activities for the three-month period ended March 31, 2005 was primarily due to an increase in notes payable to KLH in the amount of $177,000 and proceeds from the exercise of stock options in the amount of $125,000. The $31.9 million in positive cash flow for the first quarter of 2004 was primarily from having raised $31.8 million through a public offering of 8,050,000 shares of common stock at $4.25 per share less the applicable underwriting discount, which closed on January 28, 2004.

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

Contractual Obligations

We lease certain manufacturing, warehousing, and other facilities under operating leases expiring in various years through 2009. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. We have a contract with a vendor to improve the property located at 3775 North First Street in San Jose estimated at $1.2 million and an employee agreement with a non-executive officer in Europe for which the termination liability is $260,000 for a period of one year. The following table quantifies our known contractual obligations as of March 31, 2005:

	Total	2005	2006	2007	2008	2009	Thereafter
Contractual Obligations:
Operating Lease Obligations	$3,020,000	$567,000	$759,000	$527,000	$617,000	$550,000	$—
Open Purchase Orders	2,489,000	1,869,000	212,000	210,000	156,000	42,000	—
Notes Payable - Related Parties	1,683,000	423,000	388,000	388,000	242,000	242,000	—
Other Liabilities	197,000	20,000	20,000	20,000	20,000	20,000	97,000

TOTAL	$7,389,000	$2,879,000	$1,379,000	$1,145,000	$1,035,000	$854,000	$97,000

In December 2004, the Company purchased the property located at 3775 North First Street in San Jose, California for a purchase price of $5.0 million in cash. The Company financed this transaction with available cash. As of May 31, 2005, the building has been renovated and the majority of our U.S. operations have been transferred to the new location. During June, the Company expects to complete the transfer of its operations to the new building, abandon its former headquarters and write-off its lease obligation on the former headquarter, which is estimated at $2.3 million.

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

INTEREST RATE RISK

As of March 31, 2005, we had cash and investments of $32.2 million consisting largely of cash and highly liquid short-term investments. The impact of interest rate fluctuations was immaterial. Changes to interest rates over time may, however, reduce or increase our interest income from our short-term investments. If, for example, there is a hypothetical 150 basis points change in the interest rates in the United States, the approximate impact on our cash and short-term investments would be +/- $100,000.

FOREIGN CURRENCY EXCHANGE RATE RISK

To date, a substantial portion of our recognized revenue has been denominated in United States dollars generated primarily from customers in North America (62%). Revenue generated from our European operations (13%) is primarily in euros, revenue generated by our KLH operations (23%) is in renminbi, and revenue generated from our Hong Kong-based operations (2%) is in both Hong Kong dollars and United States dollars. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Our operations in China have been largely unaffected by currency fluctuations, as China’s currency rate has been fixed relative to the United States dollar.

Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on low-cost intellectual property and efficiency in supply chain management. In 2004, we made a strategic investment in China with the acquisition of KLH, a Beijing-based manufacturer and distributor of environmental safety and security equipment. There has been recent speculation in the financial press that China’s currency, the renminbi, will be subject to a market adjustment relative to the United States dollar and other currencies. If, for example, there is a hypothetical 10% change in the renminbi relative to the United States dollar, the approximate impact on our operating profits would be +/- $500,000.

Furthermore, to the extent that we engage in international sales denominated in United States dollars in countries other than China, any fluctuation in the value of the U.S. dollar relative to foreign currencies could affect our competitive position in the international markets. Further, since we manufacture a large portion of our products in China, any increase in the renminbi relative to other currencies would likely decrease our margins outside of China. Although we would continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot be certain that exchange rate fluctuations will not adversely affect our financial results in the future.

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

The market for gas and radiation detection monitoring devices is highly competitive. Competitors in the gas and radiation monitoring industry differentiate themselves on the basis of their technology, quality of product and service offerings, cost and time to market. Our primary competitors in the gas detection market include Industrial Scientific Corporation, Mine Safety Appliances Company, BW Technologies, Ion Science, Draeger Safety Inc., Gastec Corporation and Bacou-Dalloz Group. Our competitors in the radiation market include TSA Limited, Polimaster, Exporanium and Santa Barbara Systems. Several of our competitors such as Mine Safety Appliances Company and Draeger Safety Inc. have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than us. In addition, some of our competitors may be able to:

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

The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities Exchange Commission (“SEC”) and American Stock Exchange (“AMEX”) have promulgated new rules. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced coverage or incur substantially higher costs to maintain or obtain coverage. In addition, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting or, if these internal controls are not effective, our business and financial results may suffer.

In designing and evaluating our internal control over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. For example, a company’s operations may change over time as the result of new or discontinued lines of business and management must periodically modify a company’s internal controls and procedures to timely match these changes in its business. In addition, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and company personnel are required to use judgment in their application. While we continue to improve upon our internal control over financial reporting so that it can provide reasonable assurance of achieving their control objectives, no system of internal controls can be designed to provide absolute assurance of effectiveness.

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

In connection with the Company’s identification of its material weaknesses relating to inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period, the Company identified a single distributor in Canada, accounting for less than 1% of our annual revenues, who (a) had not signed the Company’s standard distributor agreement sent to the distributor over the last three years and (b) from time to time, placed purchase orders with a “right of return” clause. In addition, the Company identified several U.S. local, state and federal agency purchase orders with freight delivery terms of “FOB destination,” requiring that it defer recognition of revenue until the shipments reach the customer, rather than the Company’s standard terms of “FOB factory.” Further, during the course of its review, the Company found a limited number of service contracts that were not properly deferred. After conferring with the Audit Committee of the Company and its independent registered public accounting firm on these matters, another independent certified public accounting firm was engaged to conduct an independent study (agreed-upon procedures report) of the impact of the Company’s revenue recognition practices. Based on the findings of the study by the independent certified public accounting firm, the consolidated financial statements for the years ended December 31, 2004, 2003 and 2000 were restated in the Company’s Amendment No. 2 on Form 10-K/A filed to amend its Original Filing. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for its amended Form 10-K/A for 2004. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), which error had been previously identified but not considered to be sufficiently material to require correction. The statements herein reflect the restated consolidated condensed consolidated financial statements for the period ended March 31, 2004 as a result of the findings of the study as they apply to such period.

Material weaknesses in internal control over financial reporting may materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal control over financial reporting would have a negative impact on our reputation and business.

Investor confidence and share value may be adversely impacted or we could be found to be in noncompliance with applicable SEC or AMEX requirements since our independent certified public accountants disclaimed an opinion on management’s assessment on the effectiveness of internal control over financial reporting as of December 31, 2004.

Our independent registered public accountants, BDO Seidman, LLP, disclaimed an opinion on management’s assessment on the effectiveness of internal control over financial reporting as of December 31, 2004. It is unclear what legal effect this will have on our compliance with rules and regulations of the SEC and the continued listing standards of the American Stock Exchange. It could be determined that we not in compliance with applicable SEC or stock exchange requirements, which could affect the listing of our stock for trading on the American Stock Exchange or the trading price of our stock.

We are subject to risks and uncertainties of the government marketplace, including the risk that the government may not fund projects that our products are designed to address and that certain terms of our contracts with government agencies may subject us to adverse government actions or penalties.

Our business is increasingly dependent upon government funded projects. Decisions on what types of projects are to be funded by local, state and federal government agencies will have a material impact on our business. For example, because much of the 2005 Homeland Security budget was allocated for airline security rather than security for shipping containers, the market opportunity for our products that address the shipping container market was reduced. If the government does not fund projects that our products are designed to address, or funds such projects at levels lower than we expect, our business and results of operations will be harmed.

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

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For the three-month period ended March 31, 2005 approximately 25% of our revenue were from sales to customers located in Asia and approximately 13% were from sales to customers located in Europe. For the three-month period ended March 31, 2005 approximately 23% were from sales to customers located in China specifically. We have manufacturing facilities in China in addition to those in the United States. A significant portion of our products and components are manufactured at our facility in Shanghai, China.

Our international operations are subject to economic and other risks inherent in doing business in foreign countries, including the following:

•	difficulties with staffing and managing international operations;

•	transportation and supply chain disruptions and increased transportation expense as a result of epidemics, terrorist activity, acts of war or hostility, generally higher oil prices, increased security and less developed infrastructure;

•	economic slowdown and/or downturn in foreign markets;

•	international currency fluctuations;

•	political and economic uncertainty caused by epidemics, terrorism or acts of war or hostility;

•	legislative and regulatory responses to terrorist activity such as increased restrictions on cross-border movement of products and technology;

•	legislative, regulatory, police, or civil responses to epidemics or other outbreaks of infectious diseases such as quarantines, factory closures, or increased restrictions on transportation or travel;

•	increased costs and complexities associated with complying with Section 404 of the Sarbanes-Oxley Act of 2002;

•	general strikes or other disruptions in working conditions;

•	labor shortages;

•	political instability;

•	changes in tariffs;

•	generally longer periods to collect receivables;

•	unexpected legislative or regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	significant unexpected duties or taxes or other adverse tax consequences;

•	difficulty in obtaining export licenses and other trade barriers; and

•	credit and access to capital issues faced by our international customers.

The specific economic conditions in each country impact our international sales. For example, a majority of our recognized revenue has been denominated in U.S. dollars. Significant downward fluctuations in currency exchange rates against the U.S. dollar could result in higher product prices and/or declining margins and increased manufacturing costs. If we do not effectively manage the risks associated with international operations and sales, our business, financial condition and operating results could suffer.

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

Manufacturing and retail sales in China are material to our business plan and results of operations. For the three-month period ended March 31, 2005, approximately 23% of our revenue were sales to customers located in China, specifically. In May 2004, our acquisition of a 64% interest in KLH increased both our manufacturing and retail presence in China.

Our ability to import products from China at current tariff levels could be materially and adversely affected if the “normal trade relations” (“NTR”, formerly “most favored nation”) status the United States government has granted to China for trade and tariff purposes is terminated. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other “normal” trading partners. China’s NTR status, coupled with its membership in the World Trade Organization, could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China’s WTO membership or NTR status will not change. As a result of opposition to certain policies of the Chinese government and China’s growing trade surpluses with the United States, there has been, and in the future may be, opposition to NTR status for China. Also, the imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of NTR status with, China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Because of the importance of our international sales and international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly and adversely affected if any of the risks described above were to occur.

The government of China may change or even reverse its policies of promoting private industry and foreign investment, in which case our assets and operations may be at risk.

Through our subsidiary RAE Shanghai and investment in KLH, we currently manufacture in China for the production of some of our products. China is a socialist state, which since 1949 has been, and is expected to continue to be, controlled by the Communist Party of China. Our existing and planned operations in China are subject to the general risks of doing business internationally and the specific risks related to the business, economic and political conditions in China, which include the possibility that the central government of China will change or even reverse its policies of promoting private industry and foreign investment in China. Many of the current reforms which support private business in China are unprecedented or experimental. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities of per capita wealth among citizens of China and between regions within China, could also lead to further readjustment of the government’s reform measures. It is not possible to predict whether the Chinese government will continue to be as supportive of private business in China, nor is it possible to predict how future reforms will affect our business.

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

We may, from time to time, be subject to claims of infringement of other parties’ proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. For example, on May 9, 2005, Polimaster, Ltd. filed a complaint against the Company in the U.S. District Court for the Northern District of California alleging that the Company had misappropriated and misused technological and proprietary information developed by Polimaster to manufacture the GammaRAE II hand-held radiation detection unit. Polimaster, Ltd. is seeking a preliminary injunction against sales of RAE System’s radiation equipment pending completion of arbitration. While management believes that Polimaster’s claims are entirely without merit and will defend the matter vigorously, any claims of this type, regardless of merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources or require us to enter into royalty or license agreements. The terms of any such license agreements may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm our business.

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

We distribute our products primarily through distributors. We derive approximately 64% of our revenues from our sales distribution channels, and, as a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We believe that our future growth depends on the efforts of these distributors. For the three-month period ended March 31, 2005, 25 distributors cumulatively account for approximately 36% of our total product sales. In addition, the contractual obligations of our distributors to continue carrying our products must be renewed annually. If one or more of our distributors were to experience financial difficulties or become unwilling to promote and sell our products for any reason, including any refusal to renew their commitment as our distributor, we might not be able to replace such lost revenue, and our business and results of operations could be materially harmed.

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

The adoption of the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation,” as provided for in SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of SFAS No. 123,” has had and will continue to have a significant impact on our financial statements.

In connection with our merger with Nettaxi.com, certain options under our 1993 Stock Plan became subject to variable accounting in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44). To eliminate the variable effects of such accounting treatment, we adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation, effective January 1, 2003, under the modified prospective method as provided for in SFAS No. 148. These fair value recognition provisions generally result in stock-based compensation charges for options granted under our 1993 and 2002 stock option plans. For the three-month period ended March 31, 2005, the fair value charges for options granted under our 1993 and 2002 stock option plans were $461,000.

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

Item 4. Controls and Procedures

Changes to Internal Control over Financial Reporting

As previously disclosed in the Company’s amended annual report on Form 10-K/A for the fiscal year ended December 31, 2004 filed with the SEC on May 2, 2005 and June 6, 2005, the Company identified the following material weaknesses in its internal control over financial reporting: (i) inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period; (ii) inadequate training and supervision practices necessary to ensure that all of the Company’s key controls are effective; (iii) inadequate record retention policies and procedures to ensure that all key documents in support of the Company’s transactions are obtained, retained and safeguarded; (iv) inadequate controls pertaining to the segregation of duties relative to certain of the Company’s processes, especially in locations where the Company has limited staff; (v) inadequate controls pertaining to the preparation or maintenance of adequate documentation in support of all disbursements made at the newly acquired KLH subsidiary; (vi) inadequate controls pertaining to the Company’s review and oversight of its subsidiary’s financial information originating at the newly acquired KLH subsidiary; (vii) inadequate controls pertaining to the Company’s information technology infrastructure in the area of security and data protection; and (viii) and inadequate planning, organization and supervision of the Company’s Sarbanes-Oxley 404 process.

The material weakness identified with respect to our revenue recognition practices relates to the following specific circumstances: The Company identified a single distributor in Canada, accounting for less than 1% of our annual revenues, who (a) had not signed the Company’s standard distributor agreement sent to the distributor over the last three years and (b) from time to time, placed purchase orders with a “right of return” clause. The Company’s internal control processes originally failed to identify and consider the accounting impact of this right of return clause. In addition, the Company identified several U.S. local, state and federal agency purchase orders with freight delivery terms of “FOB destination” rather than “FOB factory, “ the Company’s standard terms. Typically, it takes from two to five days for deliveries to reach the Company’s U.S. customers. The Company’s internal control processes originally failed to identify and consider the accounting impact of these non-standard shipping terms. In both cases, revenues were incorrectly recognized in the periods in which shipment took place, when current revenue recognition rules required that the revenues be deferred until certain conditions were met. Under current revenue recognition rules, the revenues from the distribution customer should not have been recognized until the right of return had expired or the customer specifically disclaimed the right of return. In the case of the goods shipped “FOB destination,” the revenues should not have been recognized until proof of delivery was established. Further, during the course of its review, the Company found a limited number of service contracts that were not properly deferred. After conferring with the Audit Committee of the Company’s Board of Directors and its independent registered public accounting firm on these matters, another independent certified public accounting firm was engaged to conduct an independent study (agreed-upon procedures report) of the impact of the Company’s revenue recognition practices. Based on the findings of the study by the independent certified public accounting firm, the consolidated financial statements for the years ended December 31, 2004, 2003 and 2000 and each of the interim quarters for 2004 and 2003 therein were restated. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for its amended Form 10-K/A for 2004. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), an error which had been previously identified but not considered to be sufficiently material to require correction. The statements herein reflect the restated consolidated condensed consolidated financial statements for the period ended March 31, 2004 as a result of the findings of the study as they apply to such period.

The material weaknesses identified by management could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management has determined these control deficiencies each constituted a material weakness as of December 31, 2004. Because of the material weaknesses described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management communicated its conclusions to the Audit Committee of the Company’s Board of Directors.

During the first quarter of 2005 and continuing through the date of this filing, the Company implemented a number of compensating internal controls and will continue to remediate controls in an effort to improve the level of assurance regarding the accuracy of the Company’s financial information. These compensating internal controls and remediation efforts include the following:

Controls related to inadequate codification of the Company’s revenue recognition policies and review procedures to ensure revenues are recorded in the proper period:

•	During the first quarter of 2005, the Company clarified and re-emphasized its worldwide revenue recognition policy.

•	During the same period, a standard process was put in place in the United States to review customer contracts and purchase order terms. This process will be extended worldwide during the second quarter of 2005.

•	During the second quarter of 2005, the Company engaged another independent certified public accounting firm to test selective revenue transactions for purchase order or contract terms that might require deferral. The study is complete and adjustments have been made to the consolidated financial statements accordingly.

•	Based on the findings of the revenue recognition study by the independent certified public accounting firm, the Company decided to restate its consolidated financial statements for years ended December 31, 2004, 2003 and 2000. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for its amended Form 10-K/A for 2004. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), which error had been previously identified but not considered to be sufficiently material to require correction.

Controls related to inadequate training and supervision practices necessary to ensure that all of the Company’s key controls are effective:

•	During the second quarter of 2005, the Company started to implement a series of training programs to educate its employees on the Company’s internal control standards.

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

Controls related to the preparation or maintenance of adequate documentation in support of all disbursements made at the newly acquired KLH subsidiary:

•	During the fourth quarter of 2004 and continuing into the first quarter of 2005, the Company implemented an enterprise resource planning system in Beijing to improve the reporting and controls over disbursements.

Controls related to the Company’s review and oversight of its subsidiary’s financial information originating at the newly acquired KLH subsidiary:

•	During the fourth quarter of 2004, the Company hired an experienced financial controller with United States accounting experience to manage the Shanghai manufacturing operations and to provide some in-country supervision to the financial manager at the Company’s newly acquired KLH operations in Beijing.

•	During the first quarter of 2005, the Company transferred a United States trained accountant to assist in the financial management of the Company’s newly acquired KLH operations.

•	Starting with the filing of the 2004 Form 10-K on March 18, 2005, the Company instituted a sub-certification process, including KLH, whereby all key finance and operations personnel within the Company are held accountable for the accuracy of the financial statements.

Controls related to the Company’s information technology infrastructure in the area of data security and data protection:

•	During the fourth quarter of 2004, the Company formed a team to select a new enterprise resource planning system to replace the current system that was determined to be inadequate in the area of security and data protection. The implementation effort commenced during the second quarter of 2005.

Controls related to inadequate planning, organization and supervision of the Company’s Sarbanes-Oxley 404 process:

•	During the first quarter of 2005, the Company supplemented the Sarbanes-Oxley 404 team to include every member of the United States finance department. This team developed and implemented standard documentation and test procedures worldwide to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

•	During the same period, the Company hired an experienced consultant to assist with the Sarbanes-Oxley 404 testing and remediation process.

As reported in the Company’s Form 10-K/A for the year ended December 31, 2004 filed with the SEC on May 2, 2005, and June 6, 2005, management previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the material weaknesses identified above. The control deficiencies requiring a restatement of the Company’s fiscal year 2004, 2003 and 2000 financial statements were not a result of an additional material weakness and have not caused the Company to modify its previously issued Report on Assessment of Internal Control Over Financial Reporting, except insofar as to restate its financial results for the years ended December 31, 2004, 2003 and 2000 because of inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for its amended Form 10-K/A for 2004. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), an error which had been previously identified but not considered to be sufficiently material to require correction. The Company is in the process of developing procedures for the testing of the remediated controls to determine if the control deficiencies have been remediated and expects that testing of these controls will be substantially completed by the end of its fiscal year 2005. The Company believes that the compensating internal controls and remediation efforts, taken as a whole, mitigated the risk of error with respect to our preparation of this quarterly report on Form 10-Q for the period ended March 31, 2005, and that these measures have been effective to ensure that information required to be disclosed in this quarterly report has been recorded, processed, summarized and reported correctly. Management believes that its controls and procedures will continue to improve as a result of the further implementation of these measures.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal accounting officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Company’s principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2005 with regard to the material weaknesses identified and discussed above, under “Changes to Internal Control Over Financial Reporting.”

PART II. Other Information

Item 1. Legal Proceedings

On May 9, 2005, Polimaster, Ltd. filed a complaint against the Company in the U.S. District Court for the Northern District of California alleging that the Company had misappropriated and misused technological and proprietary information developed by Polimaster to manufacture the GammaRAE II hand-held radiation detection unit. Polimaster, Ltd. is seeking a preliminary injunction against sales of RAE System’s radiation detection equipment pending completion of arbitration. Management believes that Polimaster’s claims are entirely without merit and will defend the matter vigorously.

From time to time we are engaged in various other legal proceedings incidental to our normal business activities. Although the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other information

None

Item 6. Exhibits

Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description of Document
31.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Board of the Registrant, furnished pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald W. Morgan, Chief Financial Officer and Vice-President, Finance of the Registrant, furnished pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald W. Morgan, Chief Financial Officer and Vice-President, Finance of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 6, 2005.

RAE SYSTEMS INC.

By:	/s/ Donald W. Morgan
Donald W. Morgan
Chief Financial Officer and Vice President, Finance