Form 10-Q
period 2005-06-30
RAE SYSTEMS INC
filed 2005-08-09
CIK 1084876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2005
Common Stock, $0.001 Par Value	57,775,739

RAE Systems Inc.

PART I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2005	December 31, 2004
Assets

Current Assets:
Cash and cash equivalents	$17,015,000	$21,566,000
Short-term investments	10,996,000	6,745,000
Notes receivable	955,000	535,000
Accounts receivable, net of allowance for doubtful accounts of $725,000 and $665,000, respectively	9,711,000	9,934,000
Accounts receivable from affiliate	2,000	119,000
Inventories, net	8,691,000	7,815,000
Prepaid expenses and other current assets	2,131,000	1,558,000
Income tax receivable	214,000	—
Deferred income taxes	2,403,000	1,578,000

Total Current Assets	52,118,000	49,850,000

Property and Equipment, net	14,073,000	11,287,000

Long-Term Investments	2,016,000	4,500,000

Intangible Assets	2,032,000	2,150,000

Deposits and Other Assets	1,052,000	1,172,000

Investment in Unconsolidated Affiliate	4,000	156,000

Total Assets	$71,295,000	$69,115,000

Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$4,113,000	$3,449,000
Accrued liabilities	5,107,000	5,582,000
Notes payable	423,000	423,000
Income taxes payable	—	417,000
Other current liabilities	19,000	—
Current portion of deferred revenue	2,155,000	1,122,000

Total Current Liabilities	11,817,000	10,993,000

Deferred Revenue, net of current portion	212,000	240,000
Deferred Tax Liabilities	109,000	—
Other Long-term Liabilities	1,888,000	145,000
Long-term Notes Payable	1,260,000	1,260,000

Total Liabilities	15,286,000	12,638,000

Commitments and Contingencies

Minority Interest in Consolidated Entities	4,117,000	4,288,000

Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 57,698,044 and 57,315,175 shares issued and outstanding, respectively	58,000	57,000
Additional paid-in capital	54,806,000	53,660,000
Accumulated other comprehensive income	(60,000)	137,000
Accumulated deficit	(2,912,000)	(1,665,000)

Total Shareholders’ Equity	51,892,000	52,189,000

Total Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity	$71,295,000	$69,115,000

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30
	2005	2004	2005	2004
Net Sales	$13,624,000	$10,471,000	$25,872,000	$18,275,000
Cost of Sales	5,279,000	3,950,000	10,344,000	6,839,000

Gross Margin	8,345,000	6,521,000	15,528,000	11,436,000

Operating Expenses:
Sales and marketing	4,412,000	2,416,000	7,785,000	4,303,000
Research and development	1,385,000	982,000	2,401,000	1,902,000
General and administrative	3,368,000	1,955,000	5,968,000	3,856,000
Loss on abandonment of lease	2,027,000	—	2,027,000	—

Total Operating Expenses	11,192,000	5,353,000	18,181,000	10,061,000

Operating (Loss) /Income:	(2,847,000)	1,168,000	(2,653,000)	1,375,000

Other Income (Expense):
Interest income	192,000	86,000	291,000	161,000
Interest expense	(1,000)	(4,000)	(34,000)	(8,000)
Other, net	(18,000)	15,000	(55,000)	32,000
Equity in loss of unconsolidated affiliate	(69,000)	(81,000)	(152,000)	(149,000)

Total Other Income	104,000	16,000	50,000	36,000

(Loss)/Income Before Income Taxes and Minority Interest	(2,743,000)	1,184,000	(2,603,000)	1,411,000

Income Taxes	(1,291,000)	223,000	(1,185,000)	443,000

(Loss)/Income Before Minority Interest	(1,452,000)	961,000	(1,418,000)	968,000
Minority interest in loss / (gain) of consolidated entities	111,000	(41,000)	171,000	(41,000)

Net (Loss)/ Income	$(1,341,000)	$920,000	$(1,247,000)	$927,000

Basic (Loss)/Earnings Per Common Share	$(0.02)	$0.02	$(0.02)	$0.02

Diluted (Loss)/Earnings Per Common Share	$(0.02)	$0.02	$(0.02)	$0.02

Weighted-average common shares outstanding	57,649,477	56,428,382	57,341,532	54,701,583
Stock options	—	3,408,703	—	3,358,512

Diluted weighted-average common shares outstanding	57,649,477	59,837,085	57,341,532	58,060,095

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2005	2004
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows From Operating Activities:
Net Income	$(1,247,000)	$927,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	871,000	361,000
Provision for doubtful accounts	60,000	64,000
Loss on disposal of fixed assets	22,000	—
Inventory reserve	12,000	63,000
Compensation expense under fair value accounting for common stock options	958,000	668,000
Common stock warrants granted for services	27,000	83,000
Equity in loss of unconsolidated affiliate	152,000	149,000
Minority interest in loss of consolidated subsidiaries	(171,000)	41,000
Deferred income taxes	(825,000)	(112,000)
Loss on abandonment of lease	2,027,000	—
Changes in operating assets and liabilities, net of effects of deconsolidation:
Accounts receivable	163,000	(458,000)
Accounts receivable from affiliate	117,000	(54,000)
Notes receivable	(420,000)	(561,000)
Inventories	(888,000)	(1,286,000)
Prepaid expenses and other current assets	(600,000)	(352,000)
Accounts payable	664,000	392,000
Accounts payable to affiliate	—	(594,000)
Accrued liabilities	(946,000)	880,000
Income taxes payable	(631,000)	(412,000)
Deposits and other	120,000	—
Other liabilities	214,000	31,000
Deferred revenue	1,005,000	401,000

Net Cash Provided By Operating Activities	684,000	231,000

Cash Flows From Investing Activities:
Investments	(1,767,000)	(15,000,000)
Acquisition of property and equipment	(3,460,000)	(1,244,000)
Proceeds from business acquisition	—	683,000
Deposits and other	—	(124,000)

Net Cash Used In Investing Activities	(5,227,000)	(15,685,000)

Cash Flows From Financing Activities:
Bank borrowings	—	241,000
Proceeds from the exercise of stock options and warrants	189,000	272,000
Proceeds from the sale of common stock	—	32,160,000
Offering costs	—	(370,000)
Payment on capital lease obligation	—	(60,000)

Net Cash Provided By Financing Activities	189,000	32,243,000

Effect of exchange rate changes	(197,000)	18,000

Net (Decrease) Increase in Cash and Cash Equivalents	(4,551,000)	16,807,000

Cash and Cash Equivalents, beginning of period	21,566,000	7,512,000

Cash and Cash Equivalents, end of period	$17,015,000	$24,319,000

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income taxes	$219,000	$654,000
Interest	$1,000	$5,000
Noncash Investing and Financing Activities:
Capital leases entered into for equipment	$—	$1,413,000

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows. The unaudited financial statements contained in this Form 10-Q have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and its cash flows for the stated periods, in conformity with the accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of RAE Systems Inc. and its subsidiaries as described below. RAE Systems Inc. owns 100% of RAE Systems Europe ApS (“RAE Europe”) and RAE Systems (Asia) Limited (“RAE Asia”). RAE Europe is a Denmark corporation which distributes and provides services for RAE Systems’ products in Europe, Australia and New Zealand, and throughout the Middle East. RAE Europe owns (i) 100% of RAE United Kingdom Limited (“RAE UK”) and (ii) 49% of RAE France. Both RAE UK and RAE France are distribution companies. RAE Asia is a Hong Kong holding company. RAE Asia owns (i) 100% of RAE Systems Shanghai Incorporated (“RAE Shanghai”), (ii) 100% of RAE Systems Hong Kong Limited (“RAE Hong Kong”) and (iii) 64% of RAE KLH (Beijing) Co., Ltd, formerly known as Beijing Ke Li Heng Security Equipment Co., Ltd (“KLH”). RAE Shanghai, which is incorporated in Jiading, Shanghai, designs and manufactures RAE’s products for final assembly and testing in the United States. RAE Hong Kong distributes and provides services for RAE Systems’ products in Asia and the Pacific Rim. KLH is a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment and also serves as a distributor of RAE Systems products. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title to all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions. Service revenues relating to maintenance services performed by the Company, which represent less than 5% of net revenues in each of 2004, 2003 and 2002, are recognized as earned based upon contract terms, which is generally ratably over the term of service. Net revenues include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10 Accounting for Shipping and Handling Fees and Costs. Shipping fees represent less than 1% of net revenues in each of 2004, 2003 and 2002. Shipping costs are included in the cost of goods sold.

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

The allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustments history, current economic conditions and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate collectibility of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management’s control. If there were a deterioration of a major customer’s credit worthiness or if actual defaults were higher than what has been experienced historically or if the Company’s estimates of the collectibility of amounts due were determined to be overstated, the Company’s operating results could be adversely affected.

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

Management accounts for its debt and equity investments as held-to-maturity. These include United States Treasury Bills, United States Corporate Bonds and Notes, United States Government Agencies, and United States Treasury Notes ranging in maturity dates from August 2005 through April 2007.

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

Earnings Per Share

The Company applies the provisions of FASB SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Incremental shares attributable to the assumed exercise of 2,129,925 and 2,872,123 options and warrants would have increased the diluted shares outstanding by 1,072,558 and 1,545,877 for the three-month and six-month period ended June 30, 2005, respectively had the Company earned a profit for the second quarter of 2005 and for the six-month period for 2005. Warrants and options outstanding to purchase 1,774,957 and 1,032,759 shares at exercise prices between $3.07 per share and $24.83 per share, and $4.61 per share and $24.83 share, respectively would not have been included in the computation of diluted earnings per share for the three-month and six-month periods ended June 30, 2005, respectively because the exercise prices were greater than the average market price of the common stock. However, in the net loss per share computation, the effect of options to purchase shares of common stock has been excluded, as their effect is anti-dilutive.

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

In March 2000, the FASB issued Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, which became effective July 1, 2000. FIN 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of FIN 44 had no significant impact on the Company’s consolidated financial statements.

In connection with becoming a public company through a reverse merger transaction, certain options granted under the Company’s 1993 Stock Option Plan became subject to variable accounting in accordance with FIN 44. As of December 31, 2002, there were 2,014,941 options outstanding under the 1993 Stock Option Plan that became subject to variable accounting.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for an entity that voluntary changes to the fair value based method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Further, SFAS No. 148 amends APB No. 28, Interim Financial Reporting to require disclosure about those effects in interim financial information. Effective January 1, 2003, the Company elected to adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation under the modified prospective method as provided for in SFAS No. 148.

SFAS No. 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.123. The Company estimates the fair value of stock options at the grant date by using the Black–Scholes option valuation model with the following weighted average assumptions used for grants for the three-month and six-month periods ended June 30, 2005: dividend yield of 0%, expected volatility of 142%, risk–free interest rate of 3.81%, and expected life of five years for all plan options.

Under the accounting provisions of SFAS No. 123, the Company’s net (loss) income and the basic and diluted net (loss) income per common share would have been adjusted to the pro forma amounts below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss)/income, as reported	$(1,341,000)	$920,000	$(1,247,000)	$927,000
Add: Stock-based employee compensation included in reported net income, net of related tax effects	497,000	305,000	958,000	668,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(497,000)	(305,000)	(958,000)	(668,000)
Pro forma net (loss)/income	$(1,341,000)	$920,000	$(1,247,000)	$927,000
Basic (loss)/earnings per share:
As reported	$(0.02)	$0.02	$(0.02)	$0.02
Pro forma	$(0.02)	$0.02	$(0.02)	$0.02
Diluted (loss)/earnings per share:
As reported	$(0.02)	$0.02	$(0.02)	$0.02
Pro forma	$(0.02)	$0.02	$(0.02)	$0.02

Recent Accounting Announcements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. According to SFAS No. 154, when financial statements are restated to correct an error, the entity shall disclose that its previously issued financial statements have been restated along with a description of the nature of the error. Also, the entity shall disclose the effect of the correction on each financial statement line item and any per-share amounts affected for each prior period presented and the cumulative effect of the change on retained earnings or other appropriate components of equity or net assets in the statement of financial position, as of the beginning of the earliest period presented. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have an impact on the Company’s consolidated results of operations or financial position or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), an interpretation of FASB No. Statement No.143, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 43, refers to a legal obligation to perform an asset retirement activity in which the timing and/or (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or (or) method of settlement. Uncertainty about the timing and/or (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of this interpretation on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R. As a result, SFAS No. 123R will be effective for the Company beginning January 1, 2006 and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The Company is currently assessing the impact of this statement on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets” (“SFAS No. 153”). SFAS No. 153 amends the guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate certain exceptions to the principle that exchanges of non-monetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. This statement is effective for non-monetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company’s consolidated results of operations or financial position or cash flows.

In November 2004, the FASB issued SFAS Statement No. 151, “Inventory Costs,” an amendment of the Accounting Research Bulletin (ARB) No. 43, Chapter 4. Under FASB Statement No. 151, all abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company beginning January 1, 2006. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements, results of operations, or cash flows.

In October 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Job Creation Act of 2004, which provides a tax deduction of up to nine percent (when fully phased in) of the lesser of (a) “qualified production activities income” or taxable income (after the deduction for the utilization of any net operating loss carry-forwards). FSP No. 109-1 was effective on December 21, 2004. The adoption of this pronouncement did not have a material impact on the Company’s financial statements, results of operations, or cash flows.

In October 2004, the FASB issued FSP No. 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Job Creations Act of 2004 for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP No. 109-2 was effective on December 21, 2004. The adoption of this pronouncement did not have a material impact on the Company’s financial statements, results of operations, or cash flows.

Note 3. Mergers and Acquisitions

On May 27, 2004, the Company acquired a 64% interest in Beijing Ke Li Heng Security Equipment Co., Ltd. (“KLH”) for $9 million in cash. KLH is a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment. The results of KLH’s operations have been included in the consolidated financial statements of the Company since

May 27, 2004.

The pro forma information is not necessarily indicative of what would have occurred had the investment been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles, and income taxes.

Pro Forma Information (Unaudited)	Quarter Ended June 30, 2004
Revenue	$11,541,000
Net income	$885,000
Earnings per share - basic	$0.02
Earnings per share - diluted	$0.01

Note 4. Commitments and Contingencies

Royalty

In June 2004, the Company entered into an agreement with REnex Technologies Ltd. (“REnex”) to develop six prototype RAELink modems for a price of $95,000 and to pay a royalty fee of 7.5% for all products sold for which REnex’s intellectual property is used. The Company also has two smaller contracts with REnex of $20,000 each for integration of global positioning technologies. As of June 30, 2005, the Company has not made any payments to REnex. However, the Company expects to make a payment against these contracts during the third quarter of 2005. The Company has a 36% interest in REnex and accounts for it under the equity method with effect from January 1, 2002.

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

Operating leases

As of May 31, 2005, the majority of our U.S. operations have been transferred to our new facility in San Jose, California. During the quarter ended June 30, 2005, the Company recorded a one-time charge of $2.0 million for abandonment of the Company’s lease on our former headquarters and U.S. manufacturing site in Sunnyvale, California. The one-time charge of $2.0 million was based on the estimated cash flow to maintain the abandoned facility and rental obligation through the end of the lease term in 2009, discounted at an interest rate of 4.85 percent. Based on broker estimates of current real estate market conditions and other factors, it was considered more likely than not that any potential sublease income would be offset by brokerage, refurbishment and other costs to make the facility ready for a sublease.

Note 5. Guarantees

The Company has contractual obligations under its operating leases in the amount of $3.0 million. The Company recorded a liability of $2.0 million for abandonment of the Company’s lease on our former headquarters and U.S. manufacturing site in Sunnyvale, California.

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

In the Company’s sales agreements, the Company typically agrees to indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date, the Company has not incurred or paid any amounts to settle claims or defend lawsuits.

Note 6. Warranty Reserves

Product warranty liabilities are provided for as described in Note 2 to these condensed consolidated financial statements. Following is a summary of the changes in these liabilities during the six-month periods ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
Provision for products sold during period	$191,000	$82,000
Adjustment of prior period provision	—	—
Claims paid during the period	(195,000)	(37,000)
Net increase (decrease) in liability	(4,000)	(45,000)
Balance beginning of period	417,000	332,000
Balance, end of period	$413,000	$377,000

Note 7. Related Party Transactions

(a) REnex Technologies, Ltd.

In June 2004, the Company entered into an agreement with REnex to develop six prototype RAELink modems for a price of $95,000 and to pay a royalty fee of 7.5% for all products sold for which REnex’s intellectual property is used. The Company also has two smaller contracts with REnex of $20,000 each for integration of global positioning technologies. As of June 30, 2005, the Company has not made any payments to REnex. However, the Company expects to make a payment against these contracts during the third quarter of 2005. The Company has a 36% interest in REnex and accounts for it under the equity method with effect from January 1, 2002.

(b) Shanghai Simax Technology Co. Ltd

In September 2004, the Company entered into an agreement with Shanghai Simax Technology Co. Ltd. (“Simax”) to finance the design of a benzene-specific gas detection module (GC-PID) in the amount of $100,000. To date, there have been no payments to Simax. RAE Systems has the right to use the technology in any of its future products. The Company is to pay a royalty fee of 5% of all GC-PID products sold. To date, there have been no royalty payments for this technology. Dr. Peter C. Hsi, the Company’s Chief Technology Officer was acting General Manager of Simax from March 2003 until his resignation in December 2004. Dr. Hsi had no equity ownership in Simax.

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

In May 2004, we acquired a 64% interest in KLH, a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment, for $9 million in cash. As a result, our sales into the Asia market increased as a percentage of total net sales from 18% for the three-month period ended June 30, 2004 to 28% for the three-month period ended June 30, 2005. Excluding the impact of KLH, Company sales in North America, Europe and Asia continued to grow, primarily from the sales of our patented photoionization detection (“PID”) products as well as our integrated wireless technology.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title to all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions. Service revenues relating to maintenance services performed by the Company, which represent less than 5% of net revenues in each of 2004, 2003 and 2002, are recognized as earned based upon contract terms, which is generally ratably over the term of service. Net revenues include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10 Accounting for Shipping and Handling Fees and Costs. Shipping fees represent less than 1% of net revenues in each of 2004, 2003 and 2002. Shipping costs are included in the cost of goods sold.

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

Results of Operations

Three Months ended June 30, 2005 compared to the Three Months ended June 30, 2004

Total Net Sales

	Three Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Net sales	$13,624,000	$10,471,000	$3,153,000	30%

Net sales for the quarter ended June 30, 2005 increased by approximately $3.2 million over the same quarter in 2004. KLH net sales increased by $2.5 million for the quarter ended June 30, 2005 as compared to the same quarter in 2004, due to the inclusion of three months of sales in the second quarter of 2005 versus one month in the second quarter of 2004 and an increase in overall KLH sales. The growth for KLH was partially offset by a $650,000 decrease as RAE Systems products previously sold by other affiliates in Asia were transferred to KLH. Sales in North America and Europe increased by $1.3 million or 15%.

Cost of Sales & Gross Margin

	Three Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Cost of Sales	$5,279,000	$3,950,000	$1,329,000	34%
Gross Margin	$8,345,000	$6,521,000	$1,824,000	28%
Gross Margin as percentage of net sales	61%	62%

Cost of sales for the quarter ended June 30, 2005 increased by $1.3 million over the same quarter in 2004, of which approximately $1.4 million was due to the addition of sales from our investment in KLH as only one month of cost was included in last year’s quarter and as KLH continued growing sales of its own products and those manufactured by RAE Systems, offset by a $150,000 decrease in cost of goods sold for North America and Europe primarily due to manufacturing efficiencies in Shanghai. Gross margin as a percentage of net sales for the Company was 61% for the quarter ended June 30, 2005 versus 62% for the quarter ended June 30, 2004. While the Company benefited from manufacturing efficiencies from products produced in its Shanghai facilities, the increased volume from KLH, which has a significant distribution business with inherently lower margins, was the primary reason the gross margin as a percentage of net sales was lower in the second quarter of 2005 versus the second quarter of 2004.

Sales and Marketing Expense

	Three Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Sales and marketing expense	$4,412,000	$2,416,000	$1,996,000	83%
Percentage of total net sales	32%	23%

Sales and marketing expenses increased by approximately $2.0 million in the second quarter of 2005 over the same period during 2004. The additional sales and marketing expense was primarily due to the increase of expenses from KLH in the amount of $1.2 million, as only one month of expenses were included in last year’s quarter. Sales and marketing expenses also increased due to a severance charge of $200,000 during the second quarter of 2005. The balance of sales and marketing increases over second quarter of 2004 were largely related to increases in operating expenses to support the increased sales.

Research and Development Expense

	Three Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Research and development expense	$1,385,000	$982,000	$403,000	41%
Percentage of total net sales	10%	9%

Research and development expenses increased by approximately $400,000 in the second quarter 2005 over the same period during 2004, primarily from spending on new product development for wireless and portable products in the amount of $250,000 and the inclusion of expenses from KLH in the amount of $150,000 compared to the one month of expenses included in last year’s second quarter.

General and Administrative Expense

	Three Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
General and administrative expense	$3,368,000	$1,955,000	$1,413,000	72%
Percentage of total net sales	25%	19%

General and administrative expenses increased by approximately $1.4 million in the second quarter 2005 over the same period during 2004. The additional general and administrative expense was partially due to the increase of expenses from KLH in the amount of $325,000, as only one month of expenses were included in last year’s quarter. General and administrative expenses for the Company excluding KLH increased primarily due to increases in consulting charges related to Section 404 of the Sarbanes-Oxley Act in the amount of $225,000, consulting and outside services in the amount of $200,000, non-cash charges related to the issuances of options and warrants in the amount of $175,000, legal and professional fees in the amount of $100,000, personnel costs of $100,000, and one-time moving costs for relocating the corporate headquarters and the U.S. manufacturing facility of $100,000. Additionally, a severance charge of $50,000 was incurred during the second quarter of 2005.

Other Income (Expense)

	Three Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar
Interest income	$192,000	$86,000	$106,000
Interest expense	(1,000)	(4,000)	3,000
Other, net	(18,000)	15,000	(33,000)
Equity in loss of unconsolidated affiliate	(69,000)	(81,000)	12,000
Total other income	$104,000	$16,000	$88,000
Percentage of total net sales	1%	—%

For the quarter ended June 30, 2005, we had total other income of $104,000 as compared to total other income of $16,000 for the quarter ended June 30, 2004, an increase of $88,000. The increase was due to an increase in interest income of $106,000 primarily from higher interest rates on investments, a $12,000 decrease in equity in loss of unconsolidated affiliate as a result of lower research and development spending in our affiliate REnex and a $3,000 decrease in interest expense, offset by a $33,000 increase in Other, net mainly due to currency exchange rate losses in Europe from a decline in the value of the Euro relative to the U.S. Dollar for the second quarter of 2005.

Income Taxes

	Three Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar
Income tax (credit)/expense	$(1,291,000)	$223,000	$(1,514,000)
Percent of pretax income	(47)%	19%

For the three-month periods ended June 30, 2005 and 2004, we recognized a tax credit of $1.3 million and tax expense of 225,000, respectively. The tax credit in the second quarter of 2005 reflects mainly the tax benefit we expect from the operating loss which was largely the result of the abandonment of the lease on our former Sunnyvale headquarters and U.S. manufacturing site.

Minority interest in loss/(gain) of consolidated entities

	Three Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Minority interest in loss/(gain) of consolidated entities	$111,000	$(41,000)	$152,000	370%

For the quarter ended June 30, 2005, we recognized $111,000 in net loss allocated to minority interests, of which $114,000 represented the 36% minority interest’s share in the net loss of KLH, partially offset by $3,000 representing our 51% majority investor’s share in the net income of RAE France. During the same quarter of 2004, we recognized $41,000 in net profit representing the 36% minority interest’s share in the net income of KLH.

Net Income

	Three Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Net (loss)/ income	$(1,341,000)	$920,000	$(2,261,000)	(246)%

Net loss for the quarter ended June 30, 2005 was $1.3 million. For the same period in 2004, we had net income of $920,000. The main reasons for the $2.3 million decrease in net income are the one-time charge of $2.0 million related to the abandonment of the lease on the Company’s former headquarters and U.S. manufacturing site and generally higher operating expenses.

Six Months ended June 30, 2005 compared to the Six Months ended June 30, 2004

Total Net Sales

	Six Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Net sales	$25,872,000	$18,275,000	$7,597,000	42%

Net sales for the six-month period ended June 30, 2005 increased by $7.6 million over the same quarter in 2004. KLH net sales increased by $5.3 million for the six-month period ended June 30, 2005 as compared to the same period in 2004 due to the inclusion of six months of sales in 2005 versus one month in the same period in 2004 and an increase in overall KLH sales. In addition, sales in North America and Europe increased by approximately $3.6 million or 23%.

Cost of Sales & Gross Margin

	Six Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Cost of Sales	$10,344,000	$6,839,000	$3,505,000	51%
Gross margin	$15,528,000	$11,436,000	$4,092,000	36%
Gross margin as percentage of net sales	60%	63%

Cost of sales for the six-month period ended June 30, 2005 increased by $3.5 million over the same period in 2004, of which approximately $3.1 million was due to the addition of sales from our KLH investment as only one month of cost was included in last year’s six-month period as well as from increases in sales of products of its own and products manufactured by RAE Systems, offset by a decrease in cost of goods sold for North America and Europe primarily due to the manufacturing efficiencies in Shanghai. Gross margin as a percentage of net sales for the Company was 60%. Gross margin as a percentage of net sales for KLH was 42% for the six-month period ended June 30, 2005. While the Company benefited from manufacturing efficiencies from products produced in its Shanghai facilities, the impact of our KLH sales reduced the consolidated gross margin for the six-month period ended June 30, 2005 as KLH has a significant distribution business with inherently lower margins.

Sales and Marketing Expense

	Six Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Sales and marketing expense	$7,785,000	$4,303,000	$3,482,000	81%
Percentage of total net sales	30%	24%

Sales and marketing expenses increased by approximately $3.5 million in the six-month period ended June 30, 2005 over the same period during 2004, of which approximately $2.1 million was attributable to an increase in KLH sales and marketing expenses for the six-month period ended June 30, 2005 as compared to the same period in 2004 primarily due to the inclusion of expenses from KLH for the six months during the first half of 2005 versus one month during the first half of 2004. Sales and marketing expenses also increased due to a severance expense of $200,000 and operating expenses of approximately $1.2 million across the Sales and Marketing organization to support the increased sales.

Research and Development Expense

	Six Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Research and development expense	$2,401,000	$1,902,000	$499,000	26%
Percentage of total net sales	9%	10%

Research and development expenses increased by approximately $500,000 in the first half of 2005 over the same period during 2004, primarily from an increase in research and development expenses due to KLH of approximately $250,000 for improvement of their fixed systems products and $250,000 of increased spending on new product development for wireless and portable products.

General and Administrative Expense

	Six Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
General and administrative expense	$5,968,000	$3,856,000	$2,112,000	55%
Percentage of total net sales	23%	21%

General and administrative expenses increased by approximately $2.1 million in the first half of 2005 over the same period during 2004. The addition of KLH as of May 2004 added approximately $675,000 to our general and administrative expenses for the six-month period ended June 30, 2005. The remainder of the increase in general and administrative expenses was primarily due to legal and professional fees in the amount of $300,000, non-cash charges related to the issuances of options and warrants in the amount of $275,000, outside services in the amount of $250,000, consulting charges related to Section 404 of the Sarbanes-Oxley Act in the amount of $250,000, expenses incurred to expand infrastructure in the amount of $175,000 and travel expenses in the amount of $100,000. Additionally, a severance charge of $50,000 was incurred during the second quarter of 2005.

Other Income (Expense)

	Six Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar
Interest income	$291,000	$161,000	$130,000

Interest expense	(34,000)	(8,000)	(26,000)
Other, net	(55,000)	32,000	(87,000)

Equity in loss of unconsolidated affiliate	(152,000)	(149,000)	(3,000)
Total other income	$50,000	$36,000	$14,000
Percentage of total net sales	—%	—%

For the six-month period ended June 30, 2005, we had total other income of $50,000 as compared to total other income of $36,000 for the six-month period ended June 30, 2004, an increase of $14,000. The increase was due to an increase in interest income of $130,000 primarily from higher interest rates on investments, offset by a $26,000 increase in interest expense, a $87,000 cost increase in Other, net mainly due to currency exchange rate losses in Europe from a decline in the value of the Euro relative to the U.S. Dollar for the first half of 2005, a $3,000 increase in equity in loss of unconsolidated affiliate as a result of higher research and development spending in our affiliate REnex.

Income Taxes

	Six Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Income tax (credit)/expense	$(1,185,000)	$443,000	$(1,628,000)	367%
Percent of pretax income	(46)%	31%

For the six-month periods ended June 30, 2005 and 2004, we recognized a tax credit of $1.2 million and tax expense of $443,000, respectively. The tax credit in the six-month period of 2005 mainly reflects the tax benefit we expect from the operating loss which was largely the result of the abandonment of the lease on the Company’s former headquarters and the U.S. manufacturing site.

Minority interest in loss/(gain) of consolidated entities

	Six Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Minority interest in loss/(gain) of consolidated entities	$171,000	$(41,000)	$(212,000)	(517)%

For the six-month period ended June 30, 2005, we recognized $171,000 in net loss allocated to minority interests, of which $182,000 represented the 36% minority interest’s share in the net loss of KLH, partially offset by $11,000 representing our 51% majority investor’s share in the net income of RAE France. During the same period in 2004, we recognized $41,000 in net profit representing the 36% minority interest’s share in the net income of KLH.

Net Income

	Six Months Ended June 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Net (loss) income	$(1,247,000)	$927,000	$(2,174,000)	(234)%

Net loss for the six-month period ended June 30, 2005 was $1.25 million. For the same period in 2004, we had net income of $927,000. The main reasons for the $2.2 million decrease in net income are the one-time charge of $2.0 million related to the abandonment of the lease on the Company’s former headquarters and the U.S. manufacturing site and generally higher operating expenses.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2005	2004
Net cash provided by:
Operating activities	$684,000	$231,000
Investing activities	$(5,227,000)	$(15,685,000)
Financing activities	$189,000	$32,243,000
Effect of exchange rate changes	$(197,000)	$18,000
Net (decrease) increase in cash and cash equivalents	$(4,551,000)	16,807,000

To date, we have financed our operations primarily through bank borrowings, revenues from operations and proceeds from the issuances of equity securities. As of June 30, 2005, we had $30.0 million in cash and investments. As of June 30, 2005, we had $40.3 million of working capital (current assets less current liabilities) and had a current ratio (current assets divided by current liabilities) of 4.41 to 1.00.

We have two lines of credit available for future growth, which in the aggregate total $10 million. In April 2004, we secured a $3,000,000 line of credit based on the prime-lending rate that will expire in August 2005. In May 2004, we secured an additional $7,000,000 line of credit at a fixed rate of 3.25% that will expire on August 2005. We are currently in compliance with the debt covenants, and as such, have these lines available to us in full. At present, there are no amounts outstanding under these agreements. Prior to the August 2005 expiration of the lines of credit, we expect to renew these lines under substantially the same terms and conditions.

Net cash provided by operating activities for the six-month period ended June 30, 2005 was $684,000 as compared to $231,000 for the six-month period ended June 30, 2004. The favorable effects on operating cash flows for the six-month period ended June 30, 2005 was primarily due to non-cash fair value accounting charges related to the issuance of options and warrants in the amount of $958,000, depreciation and amortization of $871,000 and increases in accounts payable and deferred revenue of $664,000 and $1.0 million, respectively, as well as decreases to accounts receivable of $163,000. These were partially offset by decreases in accrued liabilities of $946,000, increases in inventories of $888,000, increases in prepaid expenses and other current assets of $600,000 and increases in notes receivable of $420,000.

Net cash used in investing activities for the six-month period ended June 30, 2005 was $5.2 million as compared with $15.7 million for the six-month period ended June 30, 2004. Cash used in investing activities consisted of $3.5 million which was used primarily for improvements to the Company’s new headquarters, new equipment for the Company’s Shanghai and KLH manufacturing operations and purchase of a new ERP system.

Net cash provided by financing activities for the six-month period ended June 30, 2005 was $189,000 as compared with $32.2 million for the six-month period ended June 30, 2004. Cash provided by financing activities for the six-month period ended June 30, 2005 was due to proceeds from the exercise of stock options in the amount of $189,000. The $32.2 million in positive cash flow for the first half of 2004 was primarily from having raised $31.8 million through a public offering of 8,050,000 shares of common stock at $4.25 per share less the applicable underwriting discount, which closed on January 28, 2004.

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

Contractual Obligations

We lease certain manufacturing, warehousing and other facilities under operating leases expiring in various years through 2009. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. We have a contract with a vendor to improve the property located at 3775 North First Street in San Jose estimated at $1.1 million which is largely completed and as of June 30, 2005, approximately $130,000 remains to be paid. In addition, we have recently terminated an employee agreement with a non-executive officer in Europe for which the accrued termination liability is $251,000 for a period of 10 months. The following table quantifies our known contractual obligations as of June 30, 2005:

	Total	2005	2006	2007	2008	2009	Thereafter
Contractual Obligations:
Operating Lease Obligations	$3,044,000	$493,000	$725,000	$572,000	$671,000	$583,000	$—
Open Purchase Orders	$1,239,000	$1,239,000	$—	$—	$—	$—	$—
Notes Payable – Related Parties	$1,683,000	$423,000	$388,000	$388,000	$242,000	$242,000	$—
Other Liabilities	$1,327,000	$247,000	$469,000	$291,000	$176,000	$63,000	$81,000
TOTAL	$7,293,000	$2,402,000	$1,582,000	$1,251,000	$1,089,000	$888,000	$81,000

In December 2004, the Company purchased the property located at 3775 North First Street in San Jose, California for a purchase price of $5.0 million in cash. The Company financed this transaction with available cash. During the quarter ended June 30, 2005, the Company moved its headquarters and its U.S. manufacturing site to the new facility in San Jose, California. The lease abandonment of the Company’s former headquarters resulted in a one-time charge of $2.0 million for the second quarter of 2005. The one-time charge of $2.0 million was based on the estimated cash flow to maintain the abandoned facility and rental obligation through the end of the lease term in 2009, discounted at an interest rate of 4.85 percent. Based on broker estimates of current real estate market conditions and other factors, it was considered more likely than not that any potential sublease income would be offset by brokerage, refurbishment and other costs to make the facility ready for a sublease.

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

INTEREST RATE RISK

As of June 30, 2005, we had cash and investments of $30.0 million consisting largely of cash and highly liquid short-term investments. The impact of interest rate fluctuations was immaterial. Changes to interest rates over time may, however, reduce or increase our interest income from our short-term investments. If, for example, there is a hypothetical 150 basis points change in the interest rates in the United States, the approximate impact on our cash and short-term investments would be +/- $50,000.

FOREIGN CURRENCY EXCHANGE RATE RISK

For the second quarter of 2005, a substantial portion of our recognized revenue was denominated in United States dollars generated primarily from customers in North America (60.5%). Revenue generated from our European operations (11.5%) is primarily in euros, revenue generated by our KLH operations (25%) is in renminbi (the “RMB”), and revenue generated from our Hong Kong-based operations (3%) is in both Hong Kong dollars and United States dollars. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Our operations in China have been largely unaffected by currency fluctuations until the July 2005 2% appreciation of the RMB relative to the U.S. dollar.

Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on low-cost intellectual property and efficiency in supply chain management. In 2004, we made a strategic investment in China with the acquisition of KLH, a Beijing-based manufacturer and distributor of environmental safety and security equipment. Subsequent to June 30, 2005, the RMB appreciated by approximately 2% relative to the U.S. dollar and experts are generally predicting further revaluation in the next several months. If, for example, there is a hypothetical 10% increase in the RMB relative to the United States dollar, the approximate impact on our profits would be unfavorable by approximately $500,000 for a one-year period.

Furthermore, to the extent that we engage in international sales denominated in United States dollars in countries other than China, any fluctuation in the value of the U.S. dollar relative to foreign currencies could affect our competitive position in the international markets. Also, since we manufacture a large portion of our products in China, any additional increase in the RMB relative to other currencies would likely further decrease our margins outside of China. Increased revenue as a result of appreciation of the RMB relative to the U.S. dollar from China sales at KLH would likely be a partial offset to the increase in costs that would occur to our manufacturing costs in China from appreciation of the RMB. Although we would continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot be certain that exchange rate fluctuations will not adversely affect our financial results in the future. In addition, there is no regular market for forward currency positions in the RMB except for the derivatives market known as the nondeliverable forward market (NDF), which remains an expensive method of hedging the RMB.

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

We incurred an operating loss in the second quarter of 2005. We might continue to incur operating losses and may not be profitable in the future. In addition, if our financial results continue to border on profitability, the financial impact of future events may be magnified and may lead to disproportionate impact on the trading price of our stock.

We experienced a net loss for the quarter ended June 30, 2005 of $1.3 million dollars, and have had losses on a quarterly and annual basis in the past. While we have been profitable for four of the last five years, there can be no assurance when or if we will return to profitability or if we can remain profitable. In addition, our financial results have historically bordered on profitability, with our results over the last twelve quarters ranging from $1.3 million quarterly loss to a $1.2 million quarterly profit, and if we continue to border on profitability, the financial impact may be magnified. For example, for a company with more considerable income or losses, a $250,000 impact may not be significant, whereas $250,000 in additional net loss in the last quarter would have increased our losses by 19%. If we continue to border on profitability, any particular financial event could result in a relatively large change in our financial results or could be the difference between us having a profit or a loss for the particular quarter in which it occurs. Because the impact of any such events may be magnified, we may experience a disproportionate impact on our trading price as a result.

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

We have expanded our current business of providing gas detection instruments to include radiation detection and wireless systems for local and remote security monitoring. While we perceive a large market for such products, the radiation detection and wireless systems markets are still evolving, and we have little basis to assess the demand for these products and services or to evaluate whether our products and services will be accepted by the market. If our radiation detection products and wireless products and services do not gain broad market acceptance or if we do not continue to maintain the necessary technology, our business and results of operations will be harmed.

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

In connection with the Company’s identification of its material weaknesses relating to inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period, the Company identified a single distributor in Canada, accounting for less than 1% of our annual revenues, who (a) had not signed the Company’s standard distributor agreement sent to the distributor over the last three years and (b) from time to time, placed purchase orders with a “right of return” clause. In addition, the Company identified several U.S. local, state and federal agency purchase orders with freight delivery terms of “FOB destination,” requiring that it defer recognition of revenue until the shipments reach the customer, rather than the Company’s standard terms of “FOB factory.” Further, during the course of its review, the Company found a limited number of service contracts that were not properly deferred. After conferring with the Audit Committee of the Company and its independent registered public accounting firm on these matters, another independent certified public accounting firm was engaged to conduct an independent study (agreed-upon procedures report) of the impact of the Company’s revenue recognition practices. Based on the findings of the study by the independent certified public accounting firm and as previously disclosed, the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for the interim periods of fiscal years 2004 and 2003 were restated in the Company’s Amendment No. 2 on Form 10-K/A. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for its amended Form 10-K/A for 2004. Furthermore, as part of the restatement process, the Company made a correction to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability). The error had been previously identified but not considered material to require correction.

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

Our independent registered public accountants, BDO Seidman, LLP, disclaimed an opinion on management’s assessment on the effectiveness of internal control over financial reporting as of December 31, 2004. It is unclear what legal effect this will have on our compliance with rules and regulations of the SEC and the continued listing standards of the American Stock Exchange. It could be determined that we are not in compliance with applicable SEC or stock exchange requirements, which could affect the listing of our stock for trading on the American Stock Exchange or the trading price of our stock.

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

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For the three and six-month periods ended June 30, 2005 approximately 28% and 27% of our revenue, respectively, were from sales to customers located in Asia and approximately 11% and 12%, respectively, were from sales to customers located in Europe. For the three and six-month periods ended June, 2005 approximately 25% and 24%, respectively, were from sales to customers located in China specifically. We have manufacturing facilities in China and in the United States. A significant portion of our products and components are manufactured at our facility in Shanghai, China.

Our international operations are subject to economic and other risks inherent in doing business in foreign countries, including the following:

•	difficulties with staffing and managing international operations;

•	transportation and supply chain disruptions and increased transportation expense as a result of

•	epidemics, terrorist activity, acts of war or hostility, generally higher oil prices, increased security and less developed infrastructure;

•	economic slowdown and/or downturn in foreign markets;

•	international currency fluctuations;

•	political and economic uncertainty caused by epidemics, terrorism or acts of war or hostility;

•	legislative and regulatory responses to terrorist activity such as increased restrictions on

•	cross-border movement of products and technology;

•	legislative, regulatory, police, or civil responses to epidemics or other outbreaks of infectious

•	diseases such as quarantines, factory closures, or increased restrictions on transportation or travel;

•	increased costs and complexities associated with complying with Section 404 of the Sarbanes-Oxley Act of 2002;

•	general strikes or other disruptions in working conditions;

•	labor shortages;

•	political instability;

•	changes in tariffs;

•	generally longer periods to collect receivables;

•	unexpected legislative or regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	significant unexpected duties or taxes or other adverse tax consequences;

•	difficulty in obtaining export licenses and other trade barriers; and

•	ability to obtain credit and access to capital issues faced by our international customers.

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

Manufacturing and retail sales in China are material to our business plan and results of operations. For the three and six-month periods ended June 30, 2005, approximately 25% and 24% of our revenue, respectively, were sales to customers located in China. In May 2004, our acquisition of a 64% interest in KLH increased both our manufacturing and retail presence in China.

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

Through our subsidiary RAE Shanghai and investment in KLH, we currently manufacture and sell a significant portion of our components and products in China. China is a socialist state, which since 1949 has been, and is expected to continue to be, controlled by the Communist Party of China. Our existing and planned operations in China are subject to the general risks of doing business internationally and the specific risks related to the business, economic and political conditions in China, which include the possibility that the central government of China will change or even reverse its policies of promoting private industry and foreign investment in China. Many of the current reforms which support private business in China are unprecedented or experimental. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities of per capita wealth among citizens of China and between regions within China, could also lead to further readjustment of the government’s reform measures. It is not possible to predict whether the Chinese government will continue to be as supportive of private business in China, nor is it possible to predict how future reforms will affect our business.

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

We distribute our products primarily through distributors. We derive approximately 61% of our revenues from our sales distribution channels, and, as a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We believe that our future growth depends on the efforts of these distributors. For the three and six-month periods ended June 30, 2005, 25 distributors cumulatively account for approximately 31% of our total product sales. In addition, the contractual obligations of our distributors to continue carrying our products must be renewed annually. If one or more of our distributors were to experience financial difficulties or become unwilling to promote and sell our products for any reason, including any refusal to renew their commitment as our distributor, we might not be able to replace such lost revenue, and our business and results of operations could be materially harmed.

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

In May 2004, we completed our 64% investment in KLH, a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors. We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses related to goodwill recognition and other intangible assets, any of which could harm our business.

Our ownership interest in REnex will cause us to incur losses that we would not otherwise incur.

We own approximately 36 percent of REnex Technology Ltd., a wireless systems company still in the research and development stage. We are required to incorporate our share of its expenses as losses in our Consolidated Statements of Operations. If REnex does not begin to generate revenues at the level we anticipate or otherwise incurs greater losses, we could incur greater losses than we anticipate and our results of operations will suffer.

The adoption of the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation,” as provided for in SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of SFAS No. 123,” has had and will continue to have a significant impact on our financial statements.

In connection with our merger with Nettaxi.com, certain options under our 1993 Stock Plan became subject to variable accounting in accordance FIN 44. To eliminate the variable effects of such accounting treatment, we adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation, effective January 1, 2003, under the modified prospective method as provided for in SFAS No. 148. These fair value recognition provisions generally result in stock-based compensation charges for options granted under our 1993 and 2002 stock option plans. For the three and six-month periods ended June 30, 2005, the fair value charges for options granted under our 1993 and 2002 stock option plans were $497,000 and $958,000, respectively.

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

Item 4. Controls and Procedures

Changes to Internal Control over Financial Reporting

As previously disclosed in the Company’s amended annual report on Form 10-K/A for the fiscal year ended December 31, 2004 filed with the SEC on May 2, 2005 and June 6, 2005, and the Company’s Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on June 7, 2005, the Company identified the following material weaknesses in its internal control over financial reporting: (i) inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period; (ii) inadequate training and supervision practices necessary to ensure that all of the Company’s key controls are effective; (iii) inadequate record retention policies and procedures to ensure that all key documents in support of the Company’s transactions are obtained, retained and safeguarded; (iv) inadequate controls pertaining to the segregation of duties relative to certain of the Company’s processes, especially in locations where the Company has limited staff; (v) inadequate controls pertaining to the preparation or maintenance of adequate documentation in support of all disbursements made at the newly acquired KLH subsidiary; (vi) inadequate controls pertaining to the Company’s review and oversight of its subsidiary’s financial information originating at the newly acquired KLH subsidiary; (vii) inadequate controls pertaining to the Company’s information technology infrastructure in the area of security and data protection; and (viii) and inadequate planning, organization and supervision of the Company’s Sarbanes-Oxley 404 process.

During 2005 the Company has implemented a number of compensating internal controls and will continue to remediate controls in an effort to improve the level of assurance regarding the accuracy of the Company’s financial information. These compensating internal controls and remediation efforts include the following:

Controls related to inadequate codification of the Company’s revenue recognition policies and review procedures to ensure revenues are recorded in the proper period:

•	During the first quarter of 2005, the Company clarified and re-emphasized its worldwide revenue recognition policy.

•	During the first quarter of 2005, a standard process was put in place in the United States to review customer contracts and purchase order terms. This process was extended worldwide during the second quarter of 2005.

•	During the second quarter of 2005, the Company engaged another independent certified public accounting firm to test selective revenue transactions for purchase order or contract terms that might require deferral. The study is complete and adjustments have been made to the consolidated financial statements accordingly.

•	During the second quarter of 2005, based on the findings of the revenue recognition study by the independent certified public accounting firm, the Company decided to restate its consolidated financial statements for years ended December 31, 2004, 2003 and 2000. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for its amended Form 10-K/A for 2004. An amended annual report was filed with the Securities and Exchange Commission on June 6, 2005.

•	During the second quarter of 2005, the Company’s revenue recognition policy was reviewed with each financial manager for each of our subsidiaries.

Controls related to inadequate training and supervision practices necessary to ensure that all of the Company’s key controls are effective:

•	During the second quarter of 2005, the Company started to implement a series of training programs to educate its employees on the Company’s internal control standards. Key management and sales personnel in Asia attended a seminar provided by our legal counsel on the fundamentals of the U. S. Foreign Corrupt Practices Act.

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

Controls related to the preparation or maintenance of adequate documentation in support of all disbursements made at the newly acquired KLH subsidiary:

•	During the fourth quarter of 2004 and through the first quarter of 2005, the Company implemented a locally developed enterprise resource planning system (“ERP”) in Beijing to improve the reporting and controls over disbursements. KLH completed the implementation in March of 2005 and used this system during the second quarter as the basis for providing financial results, eliminating its reliance on manual systems used in prior periods.

Controls related to the Company’s review and oversight of its subsidiary’s financial information originating at the newly acquired KLH subsidiary:

•	During the fourth quarter of 2004, the Company hired an experienced financial controller with United States accounting experience to manage the Shanghai manufacturing operations and to provide some in-country supervision to the financial manager at the Company’s newly acquired KLH operations in Beijing.

•	During the first quarter of 2005, the Company transferred a United States trained accountant to assist in the financial management of the Company’s newly acquired KLH operations.

•	Starting with the filing of the 2004 Form 10-K on March 18, 2005, the Company instituted a sub-certification process, including KLH, whereby all key finance and operations personnel within the Company are held accountable for the accuracy of the financial statements.

•	During the second quarter of 2005, the Company engaged an independent audit firm based in China to supplement personnel from the U.S. and Shanghai, China, to conduct its first complete test of KLH’s controls against the Sarbanes – Oxley Section 404 Standard. Our resulting evaluation confirmed the general weaknesses reported in paragraph one of this item 4: (v) inadequate controls pertaining to the preparation or maintenance of adequate documentation in support of all disbursements made at the newly acquired KLH subsidiary and (vi) inadequate controls pertaining to the Company’s review and oversight of its subsidiary’s financial information originating at the newly acquired KLH subsidiary. The Company has revised it control program at KLH based on the testing performed and expects to complete a remediation and retesting program by the fourth quarter of 2005.

Controls related to the Company’s information technology infrastructure in the area of data security and data protection:

•	During the fourth quarter of 2004, the Company formed a team to select a new enterprise resource planning system to replace the current system that was determined to be inadequate in the area of security and data protection. During the second quarter of 2005, an enterprise resource planning system was selected and the implementation effort commenced.

Controls related to inadequate planning, organization and supervision of the Company’s Sarbanes-Oxley 404 process:

•	During the first quarter of 2005, the Company supplemented the Sarbanes-Oxley 404 team to include every member of the United States finance department. This team developed and implemented standard documentation and test procedures worldwide to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

•	During the same period, the Company hired an experienced consultant to assist with the Sarbanes-Oxley 404 testing and remediation process. The consultant was converted to a full-time employee during the second quarter of 2005, and is currently leading our internal Sarbanes – Oxley compliance program.

As reported in the Company’s Form 10-K/A for the year ended December 31, 2004 filed with the SEC on May 2, 2005, and June 6, 2005, and the Company’s Form 10-Q for the fiscal quarter ended March 31, 2005, management previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the material weaknesses identified above. The control deficiencies requiring a restatement of the Company’s fiscal year 2004, 2003 and 2000 financial statements were not a result of an additional material weakness and have not caused the Company to modify its previously issued Report on Assessment of Internal Control Over Financial Reporting, except insofar as to restate its financial results for the years ended December 31, 2004, 2003 and 2000 because of inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period. In addition, as previously disclosed, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for its amended Form 10-K/A for 2004. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), an error which had been previously identified but not considered to be sufficiently material to require correction. The Company is in the process of developing procedures for the testing of the remediated controls to determine if the control deficiencies have been remediated and expects that testing of these controls will be substantially completed by the end of its fiscal year 2005. The Company believes that the compensating internal controls and remediation efforts, taken as a whole, mitigated the risk of error with respect to our preparation of this quarterly report on Form 10-Q for the period ended June 30, 2005, and that these measures have been effective to ensure that information required to be disclosed in this quarterly report has been recorded, processed, summarized and reported correctly. Management believes that its controls and procedures will continue to improve as a result of the further implementation of these measures.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal accounting officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Company’s principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2005 with regard to the material weaknesses identified and discussed above, under “Changes to Internal Control Over Financial Reporting.”

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

At our annual meeting of stockholders held on May 5, 2005, the stockholders elected the nominees for Class III directors to our Board of Directors. The votes were as follows:

Nominee	For	Withheld Authority
Robert I. Chen	54,729,856	1,702,225
Sigrun Hjelmquist	54,774,299	1,702,225

The terms for Robert I. Chen and Sigrun Hjelmquist will expire at the 2008 annual meeting. The following directors’ terms of office continue until the annual meeting indicated: Neil W. Franzraich and Lyle D. Feisel (Class II term expires at the 2007 annual meeting) and Peter H. Hsi,, Edward C. Ross and Susan K. Barnes (Class I term expires at the 2006 annual meeting).

The following matter was also submitted to an approved by a vote of the stockholders with the results of the voting being as shown:

Proposal to ratify the appointment of BDO Seidman, LLP as our independent auditors for the fiscal year ending December 31, 2005:

For:	56,355,629
Against:	98,488
Abstained:	30,944

Item 5. Other information

None

Item 6. Exhibits

Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description of Document
31.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Board of the Registrant, furnished pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald W. Morgan, Chief Financial Officer and Vice President, Finance of the Registrant, furnished pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald W. Morgan, Chief Financial Officer and Vice President, Finance of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2005.

RAE SYSTEMS INC.

By:	/s/ Donald W. Morgan
Donald W. Morgan
Chief Financial Officer and Vice President, Finance