Form 10-Q
period 2005-09-30
RAE SYSTEMS INC
filed 2005-11-08
CIK 1084876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2005
Common Stock, $0.001 Par Value	57,822,843

RAE Systems Inc.

PART I. Financial Information

Item 1. Financial Statements

RAE Systems Inc

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$14,584,000	$21,566,000
Short-term investments	12,983,000	6,745,000
Notes receivable	780,000	535,000
Accounts receivable, net of allowance for doubtful accounts of $879,000 and $665,000, respectively	11,322,000	9,934,000
Accounts receivable from affiliate	112,000	119,000
Inventories, net	9,434,000	7,815,000
Prepaid expenses and other current assets	2,258,000	1,558,000
Deferred income taxes	2,403,000	1,578,000

Total Current Assets	53,876,000	49,850,000

Property and Equipment, net	14,611,000	11,287,000
Long-Term Investments	1,816,000	4,500,000
Intangible Assets	1,915,000	2,150,000
Deposits and Other Assets	1,033,000	1,172,000
Investment in Unconsolidated Affiliate	—	156,000

Total Assets	$73,251,000	$69,115,000

Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$4,354,000	$3,449,000
Accrued liabilities	5,566,000	5,582,000
Notes payable	827,000	423,000
Income taxes payable	337,000	417,000
Other current liabilities	60,000	—
Current portion of deferred revenue	1,874,000	1,122,000

Total Current Liabilities	13,018,000	10,993,000

Deferred Revenue, net of current portion	270,000	240,000
Deferred Tax Liability	109,000	—
Other Long-term Liabilities	1,730,000	145,000
Long-term Notes Payable	890,000	1,260,000

Total Liabilities	16,017,000	12,638,000

Commitments and Contingencies
Minority Interest in Consolidated Entities	4,089,000	4,288,000
Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 57,810,143 and 57,315,175 shares issued and outstanding, respectively	58,000	57,000
Additional paid-in capital	55,348,000	53,660,000
Accumulated other comprehensive income	254,000	137,000
Accumulated deficit	(2,515,000)	(1,665,000)

Total Shareholders’ Equity	53,145,000	52,189,000

Total Liabilities, Minority Interest in Consolidated Entities and Shareholders' Equity	$73,251,000	$69,115,000

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30
	2005	2004	2005	2004
Net Sales	$16,152,000	$12,229,000	$42,024,000	$30,504,000
Cost of Sales	6,494,000	4,717,000	16,837,000	11,556,000

Gross Margin	9,658,000	7,512,000	25,187,000	18,948,000

Operating Expenses:
Sales and marketing	4,346,000	2,772,000	12,131,000	7,075,000
Research and development	1,214,000	1,063,000	3,615,000	2,965,000
General and administrative	3,256,000	2,070,000	9,225,000	5,926,000
Loss on abandonment of lease	—	—	2,027,000	—

Total Operating Expenses	8,816,000	5,905,000	26,998,000	15,966,000

Operating Income/(Loss):	842,000	1,607,000	(1,811,000)	2,982,000

Other Income (Expense):
Interest income	176,000	62,000	467,000	223,000
Interest expense	(3,000)	(3,000)	(37,000)	(11,000)
Other, net	57,000	20,000	2,000	52,000
Equity in loss of unconsolidated affiliate	(4,000)	(111,000)	(156,000)	(260,000)

Total Other Income/(Loss)	226,000	(32,000)	276,000	4,000

Income/(Loss) Before Income Taxes and Minority Interest	1,068,000	1,575,000	(1,535,000)	2,986,000
Income Tax Provision/(Benefit)	699,000	463,000	(486,000)	906,000

Income/(Loss) Before Minority Interest	369,000	1,112,000	(1,049,000)	2,080,000
Minority interest in loss / (income) of consolidated entities	28,000	(83,000)	199,000	(124,000)

Net Income/(Loss)	$397,000	$1,029,000	$(850,000)	$1,956,000

Basic Earnings/(Loss) Per Common Share	$0.01	$0.02	$(0.01)	$0.04

Diluted Earnings/(Loss) Per Common Share	$0.01	$0.02	$(0.01)	$0.03

Weighted-average common shares outstanding	57,789,819	56,801,158	57,346,103	55,373,290
Stock options & warrants	1,542,125	3,147,012	—	3,131,578

Diluted weighted-average common shares outstanding	59,331,944	59,948,170	57,346,103	58,504,868

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2005	2004
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
Net Income	$(850,000)	$1,956,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,483,000	665,000
Provision for doubtful accounts	214,000	10,000
Loss on disposal of fixed assets	17,000	—
Inventory reserve	255,000	314,000
Compensation expense under fair value accounting for common stock options	1,394,000	881,000
Common stock warrants granted for services	—	124,000
Equity in loss of unconsolidated affiliate	156,000	260,000
Minority interest in loss/(gain) of consolidated subsidiaries	(199,000)	113,000
Deferred income taxes	(825,000)	(127,000)
Loss on abandonment of lease	2,027,000	—
Accounts receivable	(1,602,000)	(2,303,000)
Accounts receivable from affiliate	7,000	(100,000)
Notes receivable	(245,000)	(503,000)
Inventories	(1,874,000)	(3,164,000)
Prepaid expenses and other current assets	(700,000)	(1,586,000)
Accounts payable	905,000	616,000
Accounts payable to affiliate	—	(594,000)
Accrued liabilities	(487,000)	1,566,000
Income taxes payable	(80,000)	(17,000)
Deposits and other	139,000	—
Other liabilities	97,000	46,000
Deferred revenue	782,000	878,000

Net Cash Provided By/(Used in) Operating Activities	614,000	(965,000)

Cash Flows From Investing Activities:
Purchases of Investments	(3,554,000)	(15,000,000)
Acquisition of property and equipment	(4,488,000)	(2,089,000)
Proceeds from business acquisition	—	683,000
Purchases of Intangible assets	—	(326,000)
Deposits and other	—	89,000

Net Cash Used In Investing Activities	(8,042,000)	(16,643,000)

Cash Flows From Financing Activities:
Bank borrowings	—	(120,000)
Notes payable - related party	34,000	—
Proceeds from the exercise of stock options and warrants	295,000	408,000
Proceeds from the sale of common stock	—	32,160,000
Offering costs	—	(370,000)
Payment on capital lease obligation	—	(90,000)

Net Cash Provided By Financing Activities	329,000	31,988,000

Effect of exchange rate changes	117,000	12,000
Net (Decrease) Increase in Cash and Cash Equivalents	(6,982,000)	14,392,000
Cash and Cash Equivalents, beginning of period	21,566,000	7,512,000

Cash and Cash Equivalents, end of period	$14,584,000	$21,904,000

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the future consolidated financial position, results of operations or cash flows of RAE Systems Inc. (the “Company” or “RAE”). The Unaudited financial statements contained in this Form 10-Q have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and its cash flows for the stated periods, in conformity with the accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of RAE and its subsidiaries as described below. RAE owns 100% of RAE Systems Europe ApS (“RAE Europe”) and RAE Systems (Asia) Limited (“RAE Asia”). RAE Europe is a Denmark corporation which distributes and provides services for RAE’s products in Europe, Australia and New Zealand, and throughout the Middle East. RAE Europe owns (i) 100% of RAE United Kingdom Limited (“RAE UK”) and (ii) 49% of RAE France (“RAE France”). Both RAE UK and RAE France are distribution companies. RAE Asia is a Hong Kong holding company. RAE Asia owns (i) 100% of RAE Systems Shanghai Incorporated (“RAE Shanghai”), (ii) 100% of RAE Systems Hong Kong Limited (“RAE Hong Kong”) and (iii) 64% of RAE KLH (Beijing) Co., Ltd, formerly known as Beijing Ke Li Heng Security Equipment Co., Ltd (“KLH”). RAE Shanghai, which is incorporated in Jiading, Shanghai, designs and manufactures RAE’s products for final assembly and testing in the United States. RAE Hong Kong distributes and provides services for RAE’s products in Asia and the Pacific Rim. KLH is a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment and also serves as a distributor of RAE products. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title to all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions. Service revenues relating to maintenance services performed by the Company are recognized as earned based upon contract terms, which is generally ratably over the term of service. Net revenues include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10 Accounting for Shipping and Handling Fees and Costs. Shipping fees are included in the revenue and shipping costs are included in the cost of goods sold.

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

Management accounts for its debt and equity investments as held-to-maturity. These include United States treasury bills, United States corporate bonds and notes, United States government agency bonds, and United States treasury notes ranging in maturity dates from October 2005 through April 2007.

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

Earnings Per Share

The Company applies the provisions of FASB SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Incremental shares attributable to the assumed exercise of 2,672,732 options and warrants would have increased the diluted shares outstanding by 1,542,125 and 1,668,941 for the three-month and nine-month period ended September 30, 2005, respectively. Warrants and options outstanding to purchase 872,750 shares at exercise prices between $4.16 per share and $7.81 per share, would not have been included in the computation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2005, respectively because the exercise prices were greater than the average market price of the common stock. However, in the net loss per share computation, the effect of options to purchase shares of common stock has been excluded, as their effect is anti-dilutive.

Stock-Based Compensation

The Company applies SFAS 123, Accounting for Stock-Based Compensation. for the stock option plans. the Company estimates the fair value of stock options at the grant date using the Black-Scholes option valuation model with the following assumptions used:

	As of September 30, 2005	As of September 30, 2004
Average expected life of options in years	5	5
Risk free interest rate	4.32%	3.53%
Volatility (3 year rolling average)	135%	130%
Dividend yield	0	0

Total stock-based employee compensation for the three months ended September 30, 2005 and 2004 was $436,000 and $213,000 respectively. Total stock-based employee compensation for the nine months ended September 30, 2005 and 2004 was $1,394,000 and $881,000 respectively.

Recent Accounting Announcements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. According to SFAS No. 154, when financial statements are restated to correct an error, the entity shall disclose that its previously issued financial statements have been restated along with a description of the nature of the error. Also, the entity shall disclose the effect of the correction on each financial statement line item and any per-share amounts affected for each prior period presented and the cumulative effect of the change on retained earnings or other appropriate components of equity or net assets in the statement of financial position, as of the beginning of the earliest period presented. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have an impact on the Company’s consolidated results of operations, financial position or cash flows.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets” (“SFAS No. 153”). SFAS No. 153 amends the guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate certain exceptions to the principle that exchanges of non-monetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. This statement is effective for non-monetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company’s consolidated results of operations, financial position or cash flows.

In November 2004, the FASB issued SFAS Statement No. 151, “Inventory Costs,” an amendment of the Accounting Research Bulletin (ARB) No. 43, Chapter 4. Under FASB Statement No. 151, all abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company beginning January 1, 2006. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In October 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Job Creation Act of 2004, which provides a tax deduction of up to nine percent (when fully phased-in) of the lesser of (a) “qualified production activities income” or taxable income (after the deduction for the utilization of any net operating loss carry-forwards). FSP No. 109-1 was effective on December 21, 2004. The adoption of this pronouncement did not have a material impact on the Company’s results of operations, financial position or cash flows.

In October 2004, the FASB issued FSP No. 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Job Creations Act of 2004 for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP No. 109-2 was effective on December 21, 2004. The adoption of this pronouncement did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

Note 4. Commitments and Contingencies

Royalty

In June 2004, the Company entered into an agreement with REnex Technologies Ltd. (“REnex”) to develop six prototype RAELink modems for a price of $107,000 and to pay a royalty fee of 7.5% for all products sold for which REnex’s intellectual property is used. As of September 30, 2005, the Company has made a payments to REnex in the amount $124,000 and has accrued an additional $21,000 that will be paid during the fourth quarter of 2005. The Company signed an additional agreement with REnex on August 5, 2005, for the development of a controller, a specialized modem, certain firmware and a network evaluation. The Company expects to pay REnex approximately $157,000 for these developments as well as a royalty of 7% on future products sold as payment for development of the modem. The Company has a 36% interest in REnex and accounts for it under the equity method with effect from January 1, 2002

The Company also has an agreement with Draeger Safety Inc. that requires the Company to pay 7.5% of sales, after selling commissions, for certain consumable items sold by RAE. The Company has paid $12,000 to Draeger Safety, Inc. during 2005 under this agreement.

Litigation

A motion was filed on June 17, 2005, by Polimaster Ltd. and Na & SE Trading Co. Limited, for an injunction that would prevent RAE Systems from shipping its Gamma RAE II product and prohibiting RAE from making any additional sales of products in its possession licensed from Polimaster Ltd. and Na & SE Trading Co. Limited, pending resolution of arbitration between the parties. The motion was denied on September 6, 2005.

The denial of the injunction was related to a May 9, 2005, Polimaster Ltd. complaint filed against the Company in the U.S. District Court for the Northern District of California alleging that the Company had misappropriated and misused technological and proprietary information developed by Polimaster to manufacture the GammaRAE II hand-held radiation detection unit. The complaint stated that Polimaster intends to prosecute its claims against RAE in arbitration, in accordance with the terms of the contracts between the parties. Management will defend the matter vigorously.

From time to time, the Company is engaged in various legal proceedings incidental to its normal business activities. On October 5, 2005 the Company was served with a summons related to an ex-employee’s claim for stock options, which the Company intends to oppose. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations or cash flows.

Operating leases

As of May 31, 2005, the majority of the Company’s U.S. operations have been transferred to its new facility in San Jose, California. During the quarter ended June 30, 2005, the Company recorded a one-time charge of $2.0 million for abandonment of the Company’s lease on its former headquarters and U.S. manufacturing site in Sunnyvale, California. The one-time charge of $2.0 million was based on the estimated cash flow to maintain the abandoned facility and rental obligation through the end of the lease term in 2009, discounted at an interest rate of 4.85 percent. Based on broker estimates of current real estate market conditions and other factors, it was considered more likely than not that any potential sublease income would be offset by brokerage, refurbishment and other costs to make the facility ready for a sublease.

Note 5. Guarantees

The Company has contractual obligations under its operating leases in the amount of $2.9 million. The Company recorded a liability of $2.0 million for abandonment of the Company’s lease on our former headquarters and U.S. manufacturing site in Sunnyvale, California.

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

In the Company’s sales agreements, the Company typically agrees to indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date, the Company has not incurred or paid any amounts to settle claims or defend lawsuits for indemnification of customers.

Note 6. Warranty Reserves

Product warranty liabilities are provided for as described in Note 2 to these condensed consolidated financial statements. Following is a summary of the changes in these liabilities during the nine-month periods ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
Balance beginning of period	$490,000	$358,000
Provision for products sold during period	106,000	262,000
Adjustment of prior period provision	(91,000)
Claims paid during the period	(166,000)	(140,000)

Balance, end of period	$339,000	480,000

Note 7. Related Party Transactions

(a) REnex Technologies, Ltd

In June 2004, the Company entered into an agreement with REnex to develop six prototype RAELink modems for a price of $107,000 and to pay a royalty fee of 7.5% for all products sold for which REnex’s intellectual property is used. As of September 30, 2005, the Company has made a payments to REnex in the amount $124,000 and has accrued an additional $21,000 that will be paid during the fourth quarter of 2005. The Company signed an additional agreement with REnex on August 5, 2005, for the development of a controller, a specialized modem, certain firmware and a network evaluation. The Company expects to pay REnex approximately $157,000 for these developments as well as a royalty of 7% on future products sold as payment for development of the modem. The Company has a 36% interest in REnex and accounts for it under the equity method with effect from January 1, 2002.

(b) Shanghai Simax Technology Co. Ltd

In August 2004, the Company entered into an agreement with Shanghai Simax Technology Co. Ltd. (“Simax”) to finance the design of a benzene-specific gas detection module (GC-PID) in the amount of $100,000. To date, $50,000 has been paid to Simax and the balance is expected to be paid during the fourth quarter of 2005. RAE has the right to use the technology in any of its future products. The Company is to pay a royalty fee of 5% of all GC-PID products sold. To date, there have been no royalty payments for this technology. Dr. Peter C. Hsi, the Company’s Chief Technology Officer was acting General Manager of Simax from March 2003 until his resignation in December 2004. Dr. Hsi had no equity ownership in Simax.

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

In May 2004, we acquired a 64% interest in KLH, a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment, for $9 million in cash. As a result, our sales into the Asia market increased as a percentage of total net sales from 26% for the three-month period ended September 30, 2004 to 33% for the three-month period ended September 30, 2005. Excluding the impact of KLH, Company sales in North America and Europe continued to grow, primarily from the sales of our patented photoionization detection (“PID”) products as well as our integrated wireless technology.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title to all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions. Service revenues relating to maintenance services performed by the Company, which represent less than 5% of net revenues in each of 2004, 2003 and 2002, are recognized as earned based upon contract terms, which is generally ratably over the term of service. Net revenues include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10 Accounting for Shipping and Handling Fees and Costs. Shipping fees are included in revenue and shipping costs are included in the cost of goods sold.

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

Results of Operations

Three Months ended September 30, 2005 compared to the Three Months ended September 30, 2004

Total Net Sales

	Three Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Net sales	$16,152,000	$12,229,000	$3,923,000	32%

Net sales for the quarter ended September 30, 2005 increased by approximately $3.9 million over the same quarter in 2004. KLH net sales increased by $2.5 million or 107% for the quarter ended September 30, 2005 as compared to the same quarter in 2004. The sales growth for KLH was partially offset by a $280,000 decrease as RAE products previously sold by other affiliates in Asia were transferred to KLH. Sales in North America and Europe increased by $1.7 million or 18% for the quarter ended September 30, 2005 as compared to the same quarter in 2004.

Cost of Sales & Gross Margin

	Three Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Cost of Sales	$6,494,000	$4,717,000	$1,777,000	38%
Gross Margin	$9,658,000	$7,512,000	$2,146,000	29%
Gross Margin as percentage of net sales	60%	61%

Cost of sales for the quarter ended September 30, 2005 increased by $1.8 million over the same quarter in 2004, of which approximately $1.4 million was due to the additional sales volume from KLH and $500,000 from additional volume in the rest of the Company’s units. Partially offsetting the volume increase was a $100,000 decrease in cost of goods sold for KLH due to increased sales of higher margin RAE and KLH-manufactured product versus distribution products. Gross margin as a percentage of net sales for the Company was 60% for the quarter ended September 30, 2005 versus 61% for the quarter ended September 30, 2004. While the Company benefited by about $100,000 from improvements in products sold in KLH, overall margins declined by about 1% as KLH sales increased as a portion of the Company’s overall sales. KLH has a significant distribution business with inherently lower margins.

Sales and Marketing Expense

	Three Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Sales and marketing expense	$4,346,000	$2,772,000	$1,574,000	57%
Percentage of total net sales	27%	23%

Sales and marketing expenses increased by approximately $1.6 million, or 57%, in the third quarter of 2005 over the same period during 2004. The additional sales and marketing expense was primarily due to the increase of expenses from KLH in the amount of $1.2 million in support of increased sales. The balance of sales and marketing increases over second quarter of 2004 were largely related to $125,000 write-down of equipment used for customer demonstrations and $275,000 of additional operating expenses to support the increased sales in North America and Europe.

Research and Development Expense

	Three Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Research and development expense	$1,214,000	$1,063,000	$151,000	14%
Percentage of total net sales	8%	9%

Research and development expenses increased by approximately $151,000, 14%, in the third quarter 2005 over the same period of 2004. The additional research and development expenses were primarily the result of increased expenses in Shanghai of $150,000 related to wireless and portable products, increased expenses at KLH of $150,000 which was primarily related to fixed systems and $125,000 of lower expenses in the U.S. and Asia.

General and Administrative Expense

	Three Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
General and administrative expense	$3,256,000	$2,070,000	$1,186,000	57%
Percentage of total net sales	20%	17%

General and administrative expenses increased by approximately $1.2 million in the third quarter 2005 over the same period during 2004. General and administrative expenses increased primarily due to increased KLH expenses of $200,000, principally related to facilities and insurance, plus additional expenses in the U.S. of $900,000. The increases in the U.S. were primarily related to audit and Sarbanes Oxley related fees of $275,000, increased legal and professional fees in the amount of $275,000 and non-cash charges related to the issuances of options and warrants in the amount of $125,000 as well as $225,000 of additional expenses related to insurance, depreciation, rent and information technology.

Other Income (Expense)

	Three Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Interest income	$176,000	$62,000	$114,000	184%

Interest expense	(3,000)	(3,000)	—	—
Other, net	57,000	20,000	37,000	185%

Equity in loss of unconsolidated Affiliate	(4,000)	(111,000)	107,000	96%
Total other income/(loss)	$226,000	$(32,000)	$258,000	806%
Percentage of total net sales	1%	—%

For the quarter ended September 30, 2005, we had Total other income of $226,000 as compared to a Total other loss of $32,000 for the quarter ended September 30, 2004, an increase of $258,000. The increase was due to an increase in interest income of $114,000 primarily from higher interest rates on investments, a $107,000 decrease in equity in loss of unconsolidated affiliate and a $37,000 increase in Other, net, mainly due to an $82,000 refund from a Chinese government education fund, offset primarily by currency exchange rate losses on China-based U. S. dollar account from a appreciation in the value of the RMB relative to the U.S. Dollar for the third quarter of 2005.

Income Taxes

	Three Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Income tax (credit)/expense	$699,000	$463,000	$236,000	51%
Percent of pretax income	65%	29%

The effective tax rate for the quarter ended September 30, 2005 was 65% of pretax income, compared to 29% in the third quarter of 2004. We calculated our income tax provisions based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, the impact of the discrete lease abandonment on our former Sunnyvale headquarters, a $2 million loss recorded in the second quarter, was not included in our third quarter tax provision calculation. As a result, high permanent non-tax deductible items resulted in a high effective tax rate in the third quarter. Including this discrete item, our year-to-date effective tax rate was 36% compared to 32% in 2004.

Minority interest in loss/(income) of consolidated entities

	Three Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Minority interest in loss/(gain) of consolidated entities	$28,000	$(83,000)	$111,000	n/a

For the quarter ended September 30, 2005, we recognized $28,000 in net loss allocated to minority interests consisting of the 36% minority interest’s share in KLH, partially and our 51% majority investor’s share in the net income of RAE France. During the same quarter of 2004, we recognized $83,000 in net gain mainly representing the 36% minority interest’s share in the net income of KLH.

Net Income

	Three Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Net (loss)/ income	$397,000	$1,029,000	$(632,000)	(61)%

Net income for the quarter ended September 30, 2005 was $397,000. For the same period in 2004, we had net income of $1,029,000. The main reasons for the $632,000 decrease in net income were the additional legal expenses, relating to litigation, and the incremental accounting fees associated with Sarbanes-Oxley along with generally increased operating expenses associated with growth of our infrastructure.

Nine Months ended September 30, 2005 compared to the Nine Months ended September 30, 2004

Total Net Sales

	Nine Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Net sales	$42,024,000	$30,504,000	$11,520,000	38%

Net sales for the nine-month period ended September 30, 2005 increased by $11.5 million over the same period in 2004. KLH net sales increased by $7.7 million for the nine-month period ended September 30, 2005 as compared to the same period in 2004 due to the inclusion of nine months of sales in 2005 versus four months in the same period in 2004 and a growth in overall KLH sales. The growth for KLH was partially offset by a $1.6 million decrease as RAE products previously sold by other affiliates in Asia were transferred to KLH. In addition, sales in North America and Europe increased by approximately $5.4 million, or 22%,for the quarter ended September 30, 2005 as compared to the same quarter in 2004.

Cost of Sales & Gross Margin

	Nine Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Cost of Sales	$16,837,000	$11,556,000	$5,281,000	46%
Gross margin	$25,187,000	$18,948,000	$6,239,000	33%
Gross margin as percentage of net sales	60%	62%

Cost of sales for the nine-month period ended September 30, 2005 increased by approximately $5.3 million, or 47%, over the same period in 2004, of which approximately $4.7 million was due to the addition of sales from our KLH investment as only four months of results were included in last year’s nine-month period as well as from increases in KLH’s sales of both products of its own and RAE manufacture. Approximately $1.2 million of the increase in product cost was due to sales increases in all other units. Partially offsetting the volume product cost increases were reductions of approximately $300,000 in the cost of RAE products from manufacturing efficiencies and $300,000 from KLH’s increasing percentage of higher margin products of their own and RAEs’ manufacture. Gross margin as a percentage of net sales for the Company was 60%. Gross margin as a percentage of net sales for KLH was 43% for the nine-month period ended September 30, 2005. While the Company benefited from manufacturing efficiencies from products produced in its Shanghai facilities, the impact of our increased percentage of KLH sales reduced the consolidated gross margin for the nine-month period ended September 30, 2005 by two percentage points. KLH has a significant distribution business with inherently lower margins.

Sales and Marketing Expense

	Nine Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Sales and marketing expense	$12,131,000	$7,075,000	$5,056,000	71%
Percentage of total net sales	29%	23%

Sales and marketing expenses increased by approximately $5.1 million, or 71%, in the nine-month period ended September 30, 2005 over the same period during 2004. Approximately $3.3 million of the increase was attributable to an increase in KLH sales and marketing expenses for the nine-month period ended September 30, 2005 versus four months included during the same timeframe of 2004 as well as from higher infrastructure costs to support KLH’s growth. Sales and marketing expenses also increased due to severance expense of $200,000 and operating expenses of approximately $1.6 million across the sales and marketing organizations to support the increased sales.

Research and Development Expense

	Nine Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Research and development expense	$3,615,000	$2,965,000	$650,000	22%
Percentage of total net sales	9%	10%

Research and development expenses increased by approximately $650,000, or 22%, in the first nine months of 2005 over the same period during 2004. The increase was primarily from research and development expenses in KLH of approximately $350,000 for improvement of their fixed systems products as well as inclusion of nine months of expenses during 2005 versus four months during the same period in 2004. In addition there was $400,000 of increased spending on new product development for wireless and portable products in Shanghai partially offset by a reduction of expenses in the U.S and Asia.

General and Administrative Expense

	Nine Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
General and administrative expense	$9,225,000	$5,926,000	$3,299,000	56%
Percentage of total net sales	22%	19%

General and administrative expenses increased by approximately $3.3 million, or 56%, in the first nine months of 2005 over the same period during 2004. The addition of KLH added approximately $850,000 to our general and administrative expenses covering the cost of additional personnel and other operating costs for the nine-month period ended September 30, 2005 as only four months of their expenses were reported in the same period of 2004. The KLH increase also was the result of additions to personnel to support additional sales The remainder of the increase in general and administrative expenses was primarily due to costs of increased legal and professional fees, including charges related to Section 404 of the Sarbanes-Oxley Act, of $1.1 million, non-cash charges related to the issuances of options and warrants in the amount of $515,000, outside services in the amount of $275,000, and $575,000 increased allocations charges to cover insurance, depreciation, rent, and information technology expenses.

Loss on Abandonment of Lease

	Nine Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar
General and administrative expense	$2,027,000	$0	$2,027,000
Percentage of total net sales	5%

The loss on abandonment of lease cost of approximately $2.0 million in 2005 was associated with our abandonment of our former U.S. manufacturing and headquarters leased site in Sunnyvale, California. We completed our move to a larger headquarters and U.S. manufacturing facility during the second quarter of 2005 to support our increased growth.

Other Income (Expense)

	Nine Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar
Interest income	$467,000	$223,000	$244,000

Interest expense	(37,000)	(11,000)	(26,000)
Other, net	2,000	52,000	(50,000)

Equity in loss of unconsolidated affiliate	(156,000)	(260,000)	104,000

Total other income	$276,000	$4,000	$272,000
Percentage of total net sales	1%	—%

For the nine-month period ended September 30, 2005, we had total other income of $276,000 as compared to $4,000 for the nine-month period ended September 30, 2004, an increase of $272,000. The increase was due to an increase in interest income of $244,000 primarily from higher interest rates on investments, partially offset by a $26,000 increase in interest expense and a $50,000 cost increase in Other, net mainly due to net currency exchange rate losses related the appreciation of the RMB relative to the U.S. Dollar during the third quarter of 2005 There was also a $104,000 decrease in equity in loss of our unconsolidated affiliate.

Income Taxes

	Nine Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Income tax (credit)/expense	$(486,000)	$906,000	$(1,392,000)	154%
Percent of pretax income	32%	30%

For the nine-month periods ended September 30, 2005 and 2004, we recognized a tax benefit of $486,000 and tax expense of $906,000, respectively. The tax benefit is primarily from the operating losses which were largely the result of the abandonment of the lease on our former Sunnyvale headquarters in the second quarter. As of September 30, 2005 and 2004, our year to date effective rate was 36% and 32% respectively. The increase was primarily due to higher permanent non tax-deductible items which resulted in a higher effective tax rate.

Minority interest in loss/(gain) of consolidated entities

	Nine Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Minority interest in loss/(gain) of consolidated entities	$199,000	$(124,000)	$(323,000)	(260)%

For the nine-month period ended September 30, 2005, we recognized $199,000 in net loss allocated to minority interests, of which related to the 36% minority interest’s share of KLH and our 51% majority investor’s share in RAE France. During the same period in 2004, our minority partners’ share was $124,000 representing minority interest’s share of 36% of KLH and 51% share of France.

Net Income

	Nine Months Ended September 30,		Increase/(Decrease)
	2005	2004	Dollar	Percentage
Net (loss) income	$(850,000)	$1,956,000	$(2,806,000)	(143)%

Net loss for the nine-month period ended September 30, 2005 was $850,000. For the same period in 2004, we had net income of $1.9 million. The main reasons for the $2.8 million decrease in net income was the one-time charge of $2.0 million related to the abandonment of the lease on the Company’s former headquarters and the U.S. manufacturing site and generally higher operating expenses.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2005	2004
Net cash provided by:
Operating activities	$614,000	$(965,000)
Investing activities	$(8,042,000)	$(16,643,000))
Financing activities	$329,000	$31,988,000
Effect of exchange rate changes	$117,000	$12,000
Net (decrease) increase in cash and cash equivalents	$(6,982,000)	14,392,000

To date, we have financed our operations primarily through bank borrowings, cash flow from operations and proceeds from the issuances of equity securities. As of September 30, 2005, we had $29.4 million in cash and investments. As of September 30, 2005, we had $40.9 million of working capital (current assets less current liabilities) and had a current ratio (current assets divided by current liabilities) of 4.14 to 1.00.

We have two lines of credit available for future growth, which in the aggregate total $10 million. In October 2005, we increased and renewed the line of credit based on the prime-lending rate from $3 million to $5 million. In October 2005, we also renewed and reduced the additional $5 million line of credit that was based on a fixed rate to $3 million. The new fixed rate on the $3 million line of credit is 5.3%. Both of the Lines of Credit are open for twelve months and expire in October, 2006. We are currently in compliance with the debt covenants, and as such, have these lines available to us in full. At present, there are no amounts outstanding under these agreements.

Net cash provided by operating activities for the nine-month period ended September 30, 2005 was $614,000 as compared to ($965,000) for the nine-month period ended September 30, 2004. The favorable effects on operating cash flows for the nine-month period ended September 30, 2005, as compared to September 30, 2004, was primarily due to, depreciation and amortization of $818,000, non-cash fair value accounting charges related to the issuance of options and warrants in the amount of $513,000, and an increase in the provision for doubtful Accounts of $204,000.

Net cash used in investing activities for the nine-month period ended September 30, 2005 was $8.0 million as compared with $16.6 million for the nine-month period ended September 30, 2004. Cash used in investing activities consisted of $4.5 million which was used primarily for improvements to the Company’s new headquarters, new equipment for the Company’s Shanghai and KLH manufacturing operations and purchase of a new ERP system.

Net cash provided by financing activities for the nine-month period ended September 30, 2005 was $329,000 as compared with $32.0 million for the nine-month period ended September 30, 2004. Cash provided by financing activities for the nine-month period ended September 30, 2005 was largely due to proceeds from the exercise of stock options in the amount of $295,000. The $32.0 million increase for the nine months ended September 30, 2004 was primarily from having raised $31.8 million through a public offering of 8,050,000 shares of common stock at $4.25 per share less the applicable underwriting discount, which closed on January 28, 2004.

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

Contractual Obligations

We lease certain manufacturing, warehousing and other facilities under operating leases expiring in various years through 2009. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. We recently completed a contract with a vendor to improve the property located at 3775 North First Street in San Jose for $1.2 million and as of September 30, 2005, approximately $4,000 remains to be paid. In addition, during the second quarter of 2005, we terminated an employee agreement with a non-executive officer in Europe for which the accrued termination liability is $251,000 for a period of 10 months. The following table quantifies our known contractual obligations as of September 30, 2005:

	Total	2005	2006	2007	2008	2009	Thereafter
Contractual Obligations:
Capital Lease Obligations	$175,708	$19,523	$19,523	$19,523	$19,523	$19,523	$78,093
Operating Lease Obligations	2,933,615	413,808	713,579	561,795	660,471	583,962
Open Purchase Orders	2,700,754	2,700,754
Notes Payable – Related Parties	1,683,000	423,000	388,000	388,000	242,000	242,000
Other Liabilities	1,207,737	231,002	493,156	278,338	159,585	45,656
TOTAL	$8,700,814	$3,788,087	$1,614,258	$1,247,656	$1,081579	$891,141	$73,093

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

INTEREST RATE RISK

As of September 30, 2005, we had cash and investments of $29.4 million consisting largely of cash and highly liquid short-term investments. The impact of interest rate fluctuations was immaterial. Changes to interest rates over time may, however, reduce or increase our interest income from our short-term investments. If, for example, there is a hypothetical 150 basis points change in the interest rates in the United States, the approximate impact on our cash and short-term investments would be +/- $125,000.

FOREIGN CURRENCY EXCHANGE RATE RISK

For the third quarter of 2005, a substantial portion of our recognized revenue was denominated in United States dollars generated primarily from customers in North America (58%). Revenue generated from our European operations (9%) is primarily in euros, revenue generated by our KLH operations (30%) is in renminbi (the “RMB”), and revenue generated from our Hong Kong-based operations (3%) is in both Hong Kong dollars and United States dollars. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Our operations in China have been largely unaffected by currency fluctuations until the July 2005, 2% appreciation of the RMB relative to the U.S. dollar.

Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on low-cost intellectual property and efficiency in supply chain management. In 2004, we made a strategic investment in China with the acquisition of KLH, a Beijing-based manufacturer and distributor of environmental safety and security equipment. On July 21, 2005, the RMB appreciated by approximately 2% relative to the U.S. dollar and experts are generally predicting further revaluation in the next several months. If, for example, there is a hypothetical 10% increase in the RMB relative to the United States dollar, the approximate impact on our profits would be unfavorable by approximately $750,000 for a one-year period.

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

While we were profitable for the third quarter of 2005, we remain unprofitable on a year to date basis through the end of the third quarter. We might continue to incur operating losses and may not be profitable in the future. In addition, if our financial results continue to border on profitability, the financial impact of future events may be magnified and may lead to disproportionate impact on the trading price of our stock.

We experienced a net profit for the quarter ended September 30, 2005 of $397,000, but remain unprofitable on a year to date basis by $850,000. While we have been profitable for four of the last five years, there can be no assurance when or if we will return to profitability or if we can remain profitable. In addition, our financial results have historically bordered on profitability, with our results over the last twelve quarters ranging from $1.3 million quarterly loss to a $1.2 million quarterly profit, and if we continue to border on profitability, the financial impact may be magnified. For example, for a company with more considerable income or losses, a $250,000 impact may not be significant, whereas $250,000 in additional net loss in the last quarter would have reduced our profit by 63%. If we continue to border on profitability, any particular financial event could result in a relatively large change in our financial results or could be the difference between us having a profit or a loss for the particular quarter in which it occurs. Because the impact of any such events may be magnified, we may experience a disproportionate impact on our trading price as a result.

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

In designing and evaluating our internal control over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. For example, a company’s operations may change over time as the result of new or discontinued lines of business and management must periodically modify a company’s internal controls and procedures to timely match these changes in its business. In addition, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and company personnel are required to use judgment in their application. While we continue to improve upon our internal control over financial reporting so that it can provide reasonable assurance of achieving its control objectives, no system of internal controls can be designed to provide absolute assurance of effectiveness.

In connection with the work on the Company’s internal control over financial reporting for 2004, the Company has identified a number of material weaknesses as previously described in our earlier periodic and current reports, including weaknesses relating to inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period.

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

In addition, the Company’s acquisition of a 64% interest in KLH and our expanded presence in China presents additional challenges. While we implemented a locally developed enterprise resource planning (“ERP”) system in Beijing and continue to improve upon our internal control over financial reporting so that it can provide reasonable assurance of achieving its control objectives, our internal controls with respect to our China operations have not yet been fully developed and will require continued resources to reach adequacy.

Material weaknesses in internal control over financial reporting may materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal control over financial reporting would have a negative impact on our reputation and business.

If our new enterprise resource planning software is not implemented correctly, it could cause errors in our financial reporting or unexpected business interruptions.

We have begun implementing a new Company-wide ERP system to mitigate the risk of future deficiencies and strengthen our procedures for internal control over financial reporting, During the implementation period, we are at a higher risk while we evaluate the configuration of the software, the processes implemented and the training of our personnel in the new software. While we expect that the design and operation of our new ERP system will help us improve our internal control over financial reporting, there can be no assurance that we will not have a future error in our financial statements. Such an error, if material, could require their restatement, having adverse effects on our stock price, potentially causing additional expense and limiting our access to financial markets. Moreover, ERP implementations are challenging initiatives that carry substantial project risk including the risk of unexpected business interruptions. Failure to properly implement the new information technology system could have an adverse impact on our operating results.

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

We believe that our future success will depend on our ability to maintain and strengthen the RAE brand, which will depend, in turn, largely on the success of our marketing efforts and ability to provide our customers with high-quality products. If we fail to successfully promote and maintain our brand, or incur excessive expenses in attempting to promote and maintain our brand, our business will be harmed.

We face risks from our substantial international operations and sales.

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For the three and nine-month periods ended September 30, 2005 approximately 33% and 29% of our revenue, respectively, were from sales to customers located in Asia and approximately 9% and 11%, respectively, were from sales to customers located in Europe. For the three and nine-month periods ended June, 2005 approximately 30% and 26%, respectively, were from sales to customers located in China specifically. We have manufacturing facilities in China and in the United States. A significant portion of our products and components are manufactured at our facility in Shanghai, China.

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

Manufacturing and retail sales in China are material to our business plan and results of operations. For the three and nine-month periods ended September 30, 2005, approximately 30% and 26% of our revenue, respectively, were sales to customers located in China. In May 2004, our acquisition of a 64% interest in KLH increased both our manufacturing and retail presence in China.

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

We may, from time to time, be subject to claims of infringement of other parties’ proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. For example, a motion was filed on June 17, 2005, by Polimaster Ltd. and Na & SE Trading Co. Limited, for an injunction that would prevent RAE Systems from shipping its Gamma RAE II product and prohibiting RAE from making any additional sales of products in its possession licensed from Polimaster Ltd. and Na & SE Trading Co. Limited, pending resolution of arbitration between the parties. The motion was denied on September 6, 2005.

The denial of the injunction was related to a May 9, 2005, Polimaster Ltd. complaint filed against the Company in the U.S. District Court for the Northern District of California alleging that the Company had misappropriated and misused technological and proprietary information developed by Polimaster to manufacture the GammaRAE II hand-held radiation detection unit. The complaint stated that Polimaster intends to prosecute its claims against RAE in arbitration, in accordance with the terms of the contracts between the parties. While management will defend the matter vigorously, any claims of this type, regardless of merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources or require us to enter into royalty or license agreements. The terms of any such license agreements may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm our business.

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

We distribute our products primarily through distributors. We derived approximately 68% of our revenues from our sales distribution channels for the third quarter of 2005, and, as a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We believe that our future growth depends on the efforts of these distributors. For the nine-month period ended September 30, 2005, 23 distributors cumulatively account for approximately 31% of our total product sales. In addition, the contractual obligations of our distributors to continue carrying our products must be renewed annually. If one or more of our distributors were to experience financial difficulties or become unwilling to promote and sell our products for any reason, including any refusal to renew their commitment as our distributor, we might not be able to replace such lost revenue, and our business and results of operations could be materially harmed.

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

We own approximately 36% of REnex Technology Ltd., a wireless systems company still in the research and development stage. We are required to incorporate our share of its expenses as losses in our Consolidated Statements of Operations. We have reduced the value of our investment in REnex over time to zero because of our share of continued losses. If we were to make an additional investment in REnex and REnex does not begin to generate revenues at the level we anticipate or otherwise incurs greater losses, we could incur greater losses than we anticipate and our results of operations will suffer.

The adoption of the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation,” as provided for in SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of SFAS No. 123,” has had and will continue to have a significant impact on our financial statements.

In connection with our merger with Nettaxi.com, certain options under our 1993 Stock Plan became subject to variable accounting in accordance FIN 44. To eliminate the variable effects of such accounting treatment, we adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation, effective January 1, 2003, under the modified prospective method as provided for in SFAS No. 148. These fair value recognition provisions generally result in stock-based compensation charges for options granted under our 1993 and 2002 stock option plans. For the three and nine—month periods ended September 30, 2005, the fair value charges for options granted under our 1993 and 2002 stock option plans were $436,000 and $1394,000, respectively.

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

Item 4. Controls and Procedures

Changes to Internal Control over Financial Reporting

As previously disclosed in the Company’s periodic filings with the SEC, the Company identified the following material weaknesses in its internal control over financial reporting: (i) inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period; (ii) inadequate training and supervision practices necessary to ensure that all of the Company’s key controls are effective; (iii) inadequate record retention policies and procedures to ensure that all key documents in support of the Company’s transactions are obtained, retained and safeguarded; (iv) inadequate controls pertaining to the segregation of duties relative to certain of the Company’s processes, especially in locations where the Company has limited staff; (v) inadequate controls pertaining to the preparation or maintenance of adequate documentation in support of all disbursements made at the newly acquired KLH subsidiary; (vi) inadequate controls pertaining to the Company’s review and oversight of its subsidiary’s financial information originating at the newly acquired KLH subsidiary; (vii) inadequate controls pertaining to the Company’s information technology infrastructure in the area of security and data protection; and (viii) and inadequate planning, organization and supervision of the Company’s Sarbanes-Oxley 404 process.

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

Controls related to inadequate codification of the Company’s revenue recognition policies and review procedures to ensure revenues are recorded in the proper period:

•	During the first quarter of 2005, the Company clarified and re-emphasized, to its employees, its worldwide revenue recognition policy.

•	During the first quarter of 2005, a standard process was put in place in the United States to review customer contracts and purchase order terms. This process was extended worldwide during the second quarter of 2005.

•	During the second quarter of 2005, the Company engaged another independent certified public accounting firm to test selective revenue transactions for purchase order or contract terms that might require deferral. The study is complete and adjustments have been made to the consolidated financial statements accordingly.

•	During the second quarter of 2005, based on the findings of the revenue recognition study by the independent certified public accounting firm, the Company decided to restate its consolidated financial statements for years ended December 31, 2004, 2003 and 2000. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for its amended Form 10-K/A for 2004. An amended annual report was filed with the Securities and Exchange Commission on June 6, 2005.

•	During the second quarter of 2005, the Company’s revenue recognition policy was reviewed with each financial manager for each of our subsidiaries.

Controls related to inadequate training and supervision practices necessary to ensure that all of the Company’s key controls are effective:

•	During the second quarter of 2005, the Company started to implement a series of training programs to educate its employees on the Company’s internal control standards. Key management and sales personnel in Asia attended a seminar provided by our legal counsel on the fundamentals of the U. S. Foreign Corrupt Practices Act.

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

Controls related to the preparation or maintenance of adequate documentation in support of all disbursements made at the newly acquired KLH subsidiary:

•	During the fourth quarter of 2004 and through the first quarter of 2005, the Company implemented a locally developed ERP system in Beijing to improve the reporting and controls over disbursements. KLH completed the implementation in March of 2005 and used this system during the second quarter as the basis for providing financial results, eliminating its reliance on manual systems used in prior periods.

Controls related to the Company’s review and oversight of its subsidiary’s financial information originating at the newly acquired KLH subsidiary:

•	During the fourth quarter of 2004, the Company hired an experienced financial controller with United States accounting experience to manage the Shanghai manufacturing operations and to provide some in-country supervision to the financial manager at the Company’s newly acquired KLH operations in Beijing.

•	During the first quarter of 2005, the Company transferred a United States trained accountant to assist in the financial management of the Company’s newly acquired KLH operations.

•	Starting with the filing of the 2004 Form 10-K on March 18, 2005, the Company instituted a sub-certification process, including KLH, whereby all key finance and operations personnel within the Company are held accountable for the accuracy of the financial statements.

•	During the second quarter of 2005, the Company engaged an independent audit firm based in China to supplement personnel from the U.S. and Shanghai, China, to conduct its first complete test of KLH’s controls against the Sarbanes – Oxley Section 404 Standard. Our resulting evaluation confirmed the general weaknesses reported in paragraph one of this item 4: (v) inadequate controls pertaining to the preparation or maintenance of adequate documentation in support of all disbursements made at the newly acquired KLH subsidiary and (vi) inadequate controls pertaining to the Company’s review and oversight of its subsidiary’s financial information originating at the newly acquired KLH subsidiary. The Company has revised it control program at KLH based on the testing performed and with the assistance of the independent audit firm, it expects to complete a remediation and retesting program by the fourth quarter of 2005.

Controls related to the Company’s information technology infrastructure in the area of data security and data protection:

•	During the fourth quarter of 2004, the Company formed a team to select a new enterprise resource planning system to replace the current system that was determined to be inadequate in the area of security and data protection. During the second quarter of 2005, an enterprise resource planning system was selected and the implementation effort commenced.

Controls related to inadequate planning, organization and supervision of the Company’s Sarbanes-Oxley 404 process:

•	During the first quarter of 2005, the Company supplemented the Sarbanes-Oxley 404 team to include every member of the United States finance department. This team developed and implemented standard documentation and test procedures worldwide to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

•	During the same period, the Company hired an experienced consultant to assist with the Sarbanes-Oxley 404 testing and remediation process. The consultant was converted to a full-time employee during the second quarter of 2005, and is currently leading our internal Sarbanes – Oxley compliance program.

As previously disclosed in the Company’s periodic reports and filed with the SEC, management previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the material weaknesses identified above. The control deficiencies requiring a restatement of the Company’s fiscal year 2004, 2003 and 2000 financial statements were not a result of an additional material weakness and have not caused the Company to modify its previously issued Report on Assessment of Internal Control Over Financial Reporting, except insofar as to restate its financial results for the years ended December 31, 2004, 2003 and 2000 because of inadequate codification of the Company’s revenue recognition policies and review procedures to ensure that revenues are recorded in the proper period. In addition, as previously disclosed, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for its amended Form 10-K/A for 2004. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), an error which had been previously identified but not considered to be sufficiently material to require correction. The Company is in the process of developing procedures for the testing of the remediated controls to determine if the control deficiencies have been remediated and expects that testing of these controls will be substantially completed by the end of its fiscal year 2005. The Company believes that the compensating internal controls and remediation efforts, taken as a whole, mitigated the risk of error with respect to our preparation of this quarterly report on Form 10-Q for the period ended September 30, 2005, and that these measures have been effective to ensure that information required to be disclosed in this quarterly report has been recorded, processed, summarized and reported correctly. Management believes that its controls and procedures will continue to improve as a result of the further implementation of these measures.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal accounting officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Company’s principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2005 with regard to the material weaknesses identified and discussed above, under “Changes to Internal Control Over Financial Reporting.”

PART II. Other Information

Item 1. Legal Proceedings

A motion was filed on June 17, 2005, by Polimaster Ltd. and Na & SE Trading Co. Limited, for an injunction that would prevent RAE Systems from shipping its Gamma RAE II product and prohibiting RAE from making any additional sales of products in its possession licensed from Polimaster Ltd. and Na & SE Trading Co. Limited, pending resolution of arbitration between the parties. The motion was denied on September 6, 2005. The denial of the injunction was related to a May 9, 2005, Polimaster Ltd. complaint filed against the Company in the U.S. District Court for the Northern District of California alleging that the Company had misappropriated and misused technological and proprietary information developed by Polimaster to manufacture the GammaRAE II hand-held radiation detection unit. The complaint stated that Polimaster intends to prosecute its claims against RAE in arbitration, in accordance with the terms of the contracts between the parties. The Company will defend the matter vigorously.

From time to time, the Company is engaged in various legal proceedings incidental to its normal business activities. On October 5, 2005 the Company was served with a summons related to an ex-employee’s claim for stock options, which the Company intends to oppose. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations or cash flows.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2005.

RAE SYSTEMS INC.

By:	/s/ Donald W. Morgan
Donald W. Morgan
Chief Financial Officer and Vice President, Finance