Form 10-K
period 2005-12-31
RAE SYSTEMS INC
filed 2006-03-31
CIK 1084876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-31783

RAE Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0588488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3775 North First Street San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

408-952-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $117,510,704, based upon the closing sale price of $3.13 on the American Stock Exchange on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter. As of the close of business on February 28, 2006, the number of shares of registrant’s Common Stock outstanding was 57,916,777.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2006 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2005, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

PART I

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and other words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revisions or update to these forward-looking statements. Readers should carefully review the risk factors described herein and in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we file for the fiscal year 2006.

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

We were founded in 1991 to develop technologies for the detection and early warning of hazardous materials. We have a broad patent portfolio consisting of 18 issued and pending patents that are the basis for many of our products. For example, our patented photo-ionization detector technology allows our products to rapidly and reliably indicate many toxic chemicals and vapors in the part-per-billion range of readings. In 1995, we expanded our operations into Shanghai, China, giving us access to high-quality, cost-efficient manufacturing and world-class research capabilities. In April 2002, we completed a reverse merger by which we became a publicly-traded Delaware corporation. In May 2004, we acquired a 64% interest in Beijing Ke Li Heng Security Equipment Co., Ltd., or “KLH”, a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment. With the acquisition of KLH, we expanded our presence in the personal security and safety market in China as well as gained access to an established distribution channel. In 2005, the Company celebrated the tenth year anniversary of operating in China.

Our products are used by a number of U.S. government agencies, including the Department of Homeland Security, the Department of Justice, the Department of State, as well as all branches of the U.S. military, and by city and state agencies. Our end users also include many of the world’s leading corporations in the airline, automotive, computer and oil industries. Our products are used in civilian and government atmospheric monitoring programs in over 50 countries. Several government agencies and departments have standardized their programs based on our products for hazardous materials incident response.

Industry Background

The market for our products has evolved from being strictly focused on environmental and industrial monitoring to now encompassing public safety and the threat of terrorism. The increasing concerns about domestic terrorist attacks in the United States as well as the increasing risks of unconventional methods of attack using chemical or radiological agents has created the need for technologically advanced, hazardous material detection devices to address the vulnerability of public venues to such attacks. In response to such risks, the U.S. Congress authorized $38.4 billion for fiscal 2005 and $40.3 billion for fiscal 2006 for the Department of Homeland Security.

The need for sophisticated monitoring has been most apparent for emergency response personnel, who are typically the first to arrive on the scene. To date, many first responders have not been trained for and have not carried chemical and radiological detection equipment to detect harmful agents, preventing them from recognizing unseen threats that could create a potentially lethal situation. We believe first responders need a suite of products that provide a practical, comprehensive solution to protect them from this danger. The following features are important to this solution:

•	protection through detection;

•	portability for easy transport;

•	rapid deployment for emergency response;

•	fast and reliable detection of a broad array of chemicals;

•	an open system architecture that allows networking among multiple detectors;

•	wireless on-ramp to the Internet, allowing the data to be shared and acted upon;

•	wireless networking for monitoring from remote locations; and

•	information to make time and life critical decision.

To address security and emergency preparedness the U.S. Homeland Security budget for fiscal 2006 includes the following funding authorizations:

•	U.S. Customs and Border Protection—approximately $7.1 billion;

•	U.S. Immigrations and Customs Enforcement—approximately $3.9 billion;

•	U.S. Coast Guard—approximately $8.2 billion;

•	U.S. Secret Service—approximately $1.4 billion; and

•	FEMA—approximately $4.8 billion.

We believe that a portion of these amounts will be spent for chemical and/or radiological detection products and services.

Many of the same equipment capabilities that are necessary to support first responders are also necessary to address other areas where there are increasing demands for chemical and radiation detection. For example, many of the world’s major spectator events are considered potential targets for terrorist attacks. As a result, wireless detection systems have been deployed at these events for public venue protection. The potential for accidents or terrorist attacks in the world-wide chemical infrastructure may also present a hazardous chemical threat to the communities that surround the world’s pharmaceutical, petroleum and chemical plants.

While attention has shifted primarily to public safety and the threat of terrorism, the market for our products remains active in the more traditional fields of environmental and industrial monitoring. The continued application of our products in these established markets stems from the dependence of numerous key industries on sensors that provide vital information that can affect worker safety, products, processes and systems. A few examples of these market sectors that use monitoring include:

•	chemicals and manufacturing (process control);

•	municipal and volunteer fire departments (arson investigations, hazardous fumes detection);

•	petroleum (leaks and explosive vapors);

•	transportation (airplane wing tank entry); and

•	hazardous materials clean-up (environmental remediation).

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

We are a technological leader in the industry.    We have a history of being the first to market in the industry. For example, in 1994, we introduced the world’s smallest portable photo-ionization detection monitor; in 1996, we were the first to introduce a multi-sensor chemical detection product; and in 2002, we were the first to introduce a wireless network of chemical sensors. In addition, in 2004 we were the first to introduce a monitor with a combination of radiological and chemical sensors in a single unit and a wireless mesh network sensor system with a range of applications in cargo container security, transportation security and indoor air security. We believe our expertise and knowledge of current and future standards for monitoring sensors through wired and wireless delivery platforms will allow us to continue to be an industry leader in developing the most appropriate design architecture for modular systems that can be quickly and efficiently reconfigured as the mission requirements dictate.

We have an established customer base.    We have a well-regarded customer list consisting of governmental entities and industries that we support with our array of products and solutions. Our products and systems have been used extensively in high-profile events such as the Salt Lake City Olympics, the Super Bowl, the U.S. Open golf tournament, the Republican and Democratic National Conventions, the Presidential Inauguration, the Rose Bowl, the World Series and the Major League Baseball All-Star game. In addition, our equipment has been utilized to monitor the indoor air quality and security of venues such as Soldier’s Field in Chicago and the HSBC Arena in Buffalo. We believe that use of our products by early adopters in high-profile events has led to incremental sales and customer penetration.

We have state-of-the-art, cost-efficient manufacturing.    We lease a state-of-the-art, cost-efficient manufacturing facility in Shanghai, China that is currently producing the majority of our products. Due to the acquisition of a majority interest in KLH, we have also expanded our manufacturing capabilities in Beijing, China. We believe that our facilities will allow a significant scaling of production to both meet the needs for and allow us to leverage future growth.

We have strong research, development and engineering capabilities.    We have assembled a team of research, development and engineering scientists in China and the United States. In addition, we are engaged in a collaborative effort with Shanghai University, which is known for its research depth in the electronics engineering, telecommunications and material science fields.

Our Strategy

Since our inception, we have focused on becoming a leader in the development of sensor systems for hazardous materials detection. We intend to maintain this focus by pursuing the following strategies:

Aggressively Pursue the Homeland Security Market.    The heightened concerns about domestic terrorist attacks in the United States led to the creation of the Department of Homeland Security as well as the allocation of billions of dollars of the federal budget to counter these threats. In addition, many state and local government agencies also have committed resources to combat the threat of such attacks. As our products already address many of the needs of these governmental agencies, we intend to capitalize and sustain our leadership as a leading provider to first responders.

Aggressively Pursue the Rapidly Expanding Network Detection Market.    We believe the market for networked sensor systems is growing rapidly, driven by reduced costs, increased safety and greater advanced warning that remote detection over a wide coverage area can offer. Our unique combination of wireless systems and sensor technology is well positioned to satisfy this growing market. Our current network products enable data to be transmitted from remote locations in the field to a base station located up to two miles from the site of the detector, and can also be hosted via the Internet.

Development of New Products and Solutions.    We intend to continue to develop products and solutions based on our patented technology and ongoing research and development that provide a compelling value proposition. A number of our hazardous material detection devices have been first to the market, and we continue to demonstrate our ability to innovate by being the first to combine radiation and chemical detection in a wireless network device. In addition, we were the first to introduce a wireless mesh network sensor system for a range of applications in cargo container security, transportation security and indoor air security.

Expanded Applications for Our Products.    We intend to leverage our core technologies across a number of new applications and industries as the benefits of atmospheric hazard detection become more widely recognized. Through our marketing efforts, we are continually increasing our presence within and across markets and educating potential customers about the benefits of our products.

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

Technology

Our strength is in the development of sensors, measurement technology and the integration of wireless technology. As an instrument manufacturer, we have differentiated ourselves from our competition by developing a broad array of specific chemical sensors, including an array of gas sensors and photo-ionization detectors.

Sensor and Measurement Technology

Our products are based on a broad array of proprietary and patented gas and chemical sensors. We design and manufacture the following sensors:

•	photo-ionization detectors for the measurement of volatile organic compounds, highly toxic chemical warfare agents and toxic industrial chemicals;

•	catalytic bead pellistors for the detection and measurement of combustible gas;

•	non-dispersive infrared sensors for the measurement of carbon dioxide and hydrocarbons; and

•	electro-mechanical sensors for the measurement of toxic gases such as carbon monoxide.

We believe that our main competitive advantage is our proprietary photo-ionization technology. Photo-ionization detectors use ultraviolet light to ionize the molecules of the substances being detected into charged particles. This produces a flow of electrical current proportional to the concentration of the charge. Our patented photo-ionization detector technology enables dependable, linear, part-per-billion range readings for many toxic gases and vapors. Photo-ionization detection is particularly suited to the detection of the highly toxic, long-chain, low vapor pressure volatile organic compounds associated with many toxic industrial chemicals and chemical warfare agents.

Integrated Wireless Technology

In 1999, anticipating the emergence of robust wireless networks, we began to develop wireless capabilities for our gas monitoring instruments that enable them to detect from remote locations. In 2002, we introduced the AreaRAE, a wireless-enabled gas detector, which allows for the real-time transmission of monitoring information from a base station located up to two miles away from the detectors. The AreaRAE enables HazMat (hazardous materials “HazMat”) teams, firefighters, law enforcement officials and other emergency management personnel users to remain a safe distance away from toxins, flames and explosives. The AreaRAE incorporates technologies such as global positioning system (GPS) receivers and geographic information system capabilities to create awareness of hazardous conditions for decision makers located remotely in a central command and control location. In addition, the AreaRAE can be made to interface with the Internet, making our measurements available from virtually any location with Internet access. AreaRAE has also found an application in industrial monitoring due to the low installation and infrastructure costs compared with direct-wired fixed systems.

In 2004, we introduced the AreaRAE Gamma, the first combined multi-gas and radiation detector equipped with a wireless radio frequency modem that allows the unit to communicate and transmit sensor and other information on a real-time basis with a remotely- located base controller. The AreaRAE Gamma is currently being used in applications such as homeland security, venue protection, and HazMat and emergency protection.

In 2004, we also introduced the RAEWatch, a wireless sensor bundle that can be permanently installed for public venue monitoring and used for cargo container security. RAEWatch networks provide monitoring for radiation, temperature, shock and intrusion and are expandable to include a variety of other sensors. In the fourth quarter of 2004, we conducted sea trials on regularly scheduled shipping runs between Oakland, California and Honolulu, Hawaii, using the RAEWatch. The trials were designed to investigate sensor and networking behavior in real-world conditions, specifically in regard to environmental characteristics and performance, event simulation and detection, and data logging and reporting.

Radiation Technology

We have developed technology for alpha, gamma and neutron particle detection. These technologies are incorporated into highly sensitive instruments capable of detecting low levels of radiation on a real-time basis which makes them ideal for border control applications. This is in contrast to dosimeters, which are used in nuclear plants to protect personnel from long-term radiation exposure.

Our scintillating crystal-based sensors detect low levels of radiation and are ideal for detecting illicit trafficking of radiological material. Our cost-efficient, low-power consumption devices enable us to address low-maintenance, long-term stability requirements in the law enforcement and first responder markets.

Products

We manufacture technologically-advanced, portable single and multiple sensor atmospheric monitors, integrated systems, photo-ionization detectors, indoor air quality and security monitors, gas detection tubes and sampling pumps. Our products are described in detail below:

Product	Description	Application

Integrated Systems

AreaRAE	Wireless, multi-channel, integrated five-gas detection systems	• HazMat and emergency response • Confined space entry • Plant turnarounds • Venue protection • Oil platform protection

AreaRAEGamma	Wireless, combined multi-gas and radiation detector	• HazMat and emergency response • Homeland defense • Venue protection

RAEGuard PID	Permanently mounted Photo-Ionization	• Waste water treatment plants

RAEGuard EC	Detector (PID) equipped with digital display of the gas concentration, unit of measurement and functional keys for performing calibration	• Marine and off-shore oil wells • Refineries • Petrochemical plants • Power plants • Pulp and paper • Solvent recovery systems

RAEWatch	Wireless mesh network sensor system with a range of applications in cargo container security, transportation security and indoor air security	• Cargo container security • Homeland defense

Photo-ionization Detection

MiniRAE 2000	Most versatile handheld volatile organic compound monitor on the market with sensitivity range of 0 – 10,000 part-per-million	• Confined space entry • Emergency response to hazardous spills • Environmental remediation • Soil remediation

UltraRAE	Combines vapor separation tubes and photo-ionization detection into compound-specific monitor	• Military • Crude oil production, pipelines • Transportation of hazardous materials • Refineries • Plant turn-arounds

ppbRAE Plus	Most sensitive hand-held photo-ionization detection monitor in the world capable of detecting volatile organic compounds down to 1 part-per-billion	• Emergency response to hazardous spills • Indoor air quality in new, sick and mixed usage buildings • Personal monitoring • Drug detection

EntryRAE	4-gas monitor plus photoionization (PID) detection	• Refineries • Chemical processing • Water & wastewater facilities • Semiconductor manufacturing

Product	Description	Application

Radiation Detection

GammaRAE II	Rapid detector of gamma sources, includes cesium iodide (CsI) scintillator that provides low level detection in a compact unit	• Emergency response • Customs and border patrols • Law enforcement • Military

NeutronRAE II	Rapid detector of gamma and neutron sources, includes both cesium iodide (CsI) and lithium iodide (LiI) scintillators that provide low level detection in a compact unit	• Emergency response • Customs and border patrols • Law enforcement • Military

Multi-Sensor

MultiRAE IR	One-to-five gas surveyor with CO2 and photo-ionization detection	• Indoor air quality • Beverage and brewery • Food industry

MultiRAE PLUS	Hand-held, 1-to-5 gas monitor with lower explosive limit measurement capability, O2, two toxic sensors, and photo-ionization detector for toxic volatile organic compound detection	• Confined space entry • Wing tank entry • HazMat

VRAE	Hand-held 5-gas confined space monitor and sniffer	• Refineries and petrochemical plants • Confined space entry, hot work permits • Utilities – Cable vaults, transformer stations • Waste water treatment plants

QRAE / QRAE PLUS	Economical, robust 4-gas confined space monitor	• Confined space entry • Refineries and petrochemicals plants • Power plants

IAQRAE	Indoor air quality monitor with CO2, photo-ionization detection, relative humidity, temperature and toxic gas sensors	• Indoor air quality • Beverage and brewery • Food industry

Single-Sensor

BadgeRAE	Single gas H2S and CO disposable two year personal monitor	• Oil fields and refineries • Utilities and power plants • Chemical plants

ToxiRAE Plus PID	Pocket-sized, single-gas PID monitor	• Oil fields and refineries • Mining and metals • Pulp and paper mills

ToxiRAE II	Full-featured gas monitor providing continuous, digital display of gas Concentration, available with ten different sensors	• Refineries and chemical plants • Oil production • Contractors • Industrial safety • Power plants

Product	Description	Application

AutoRAE	A bench-top calibration and charging station that currently supports EntryRAE, MultiRAE Plus, ppbRAE, MiniRAE 2000 and QRAE Plus	• All existing and future users of these instruments

Tubes

Gas Detection Tubes	Single-use, single-sensor for the detection of specific chemicals	• Refineries • Petrochemical plants • Compressed gas distribution facilities

Other

HazRAE	Hazardous materials decision support application for chemical, biological and WMD assessment that runs on handheld wireless devices	• Emergency first responders • HazMat teams • EMS and emergency rooms

PlumeRAE	Plume measurement for chemical plants and first responders	• Law enforcement and forensics personnel • Intelligence community

Sales, Marketing and Distribution

Most of our products are sold through a worldwide organization that includes direct sales personnel and distributors managed through our San Jose, California; Shanghai, China; Beijing, China and Copenhagen, Denmark offices. We have sales and distribution worldwide, including locations in the United States, Canada, Western Europe, Mexico, Latin America, Japan, China and Singapore.

Currently, our predominant distribution channel is value added business-to-business and business-to-government distribution services companies that focus on the health, safety and security product markets. Many of our distributors are international companies with distribution rights in specific territories. We seek those distributors that have the greatest reach and broadest array of end-user customers. Currently, we benchmark our distributors’ performance according to pricing policy, volume, payment schedule, training, services and other support programs.

Our suite of wireless detection products, specifically the AreaRAE suite of products and its peripherals, are largely sold directly in the United States, with customers identified through external manufacturers’ representatives. This channel was established because of the technical expertise required to advise and sell these complex monitoring systems. Commissions are paid to the representatives based on the amount of effort extended in consummating the sale and the amount of training provided to customers after the product is sold.

Our products are distributed globally, with approximately 56% of our revenues derived from sales in North America and Latin America, approximately 33% of revenues derived from sales in Asia and approximately 11% of revenues derived from sales in Europe for the year ended December 31, 2005.

Our marketing efforts were focused on increasing brand awareness through advertising, direct mail, web sites, trade shows and focused marketing strategies. In 2004, we hired product specific managers whose primary responsibilities were to develop marketing programs targeted towards specific audiences in the areas of integrated systems, portable products, and consumable products and accessories. We also formed an applications group whose primary task was to develop and identify new applications for our products and to provide training a significant portion of our installed customer base. On the strategic front, we established a number of alliances, partnerships and collaboration agreements, some of which have been identified in the strategic relationships section.

Customers

Our end-user customers include many U.S. government agencies in the intelligence and law enforcement community as well as all branches of the armed forces, and by numerous local, state and federal agencies and departments. We also have significant numbers of instruments currently in service with many of the world’s leading corporations in the airline, automotive, oil, computer and telecommunications industries. Our products are used in confined space entry monitoring programs throughout the world, and are used in civilian and government atmospheric monitoring programs in over 50 countries. Several government agencies and departments have standardized their programs based on our products for hazardous materials incident response. For fiscal years 2005, 2004 and 2003, approximately 56%, 66% and 76% of our revenues, respectively, were derived from sales in the Americas. During the same three periods, 30%, 20% and 8% of our revenues, respectively, were derived from our sales to China. No country, other than the U.S. portion of the Americas, generated more than 10% of our revenue.

Research, Development and Engineering

We are expanding our product offerings through advances in sensor, wireless and networking technologies. Examples include:

•	the introduction of PlumeRAE, in a Rapid Deployment Kit, which provides first responders powerful decision support capabilities when determining the best course of action for a population near an incident;

•	the introduction of the AreaRAE Gamma, which provides wireless delivery of remotely sensed gas vapors and gamma radiation, an industry first;

•	networking advances, which allow RAE sensors to be connected into industrial networking buses (via Industrial Ethernet connectivity) and

•	the introduction of the RAEWatch, an advanced wireless mesh network sensor solution, which is available for applications such as cargo container security, transportation security and venue protection.

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

Our research and development process is done in collaboration with our manufacturing department. Such collaboration is designed to ensure the manufacturability of the product and to expedite the transition from the conceptual design phase to the actual production phase. For the years ended 2005, 2004 and 2003, we spent $5.3 million, $4.3 million and $3.0 million, respectively, on research and development activities.

Manufacturing

We lease a state-of-the-art manufacturing facility in two buildings in Shanghai, China where the majority of our components and products are manufactured. Our manufacturing capabilities in Shanghai include:

•	material planning and production scheduling;

•	procurement;

•	incoming quality assurance;

•	manufacturing process design;

•	Production, including precision machining, plastic injection, colorimetric tube production, electrochemical sensor manufacturing and printed circuit board assembly using surface mount technology;

•	final assembly and test; and

•	quality control and assurance.

The leased facility, which consists of approximately 61,000 square feet of manufacturing and laboratory space, enables us to be cost competitive, while maintaining high quality manufacturing standards. We believe that this facility will allow a significant scaling of production to both meet the needs for and allow us leverage for future growth.

We also own a manufacturing, integration and test site in San Jose, California, where we manufacture some of our more complex and sensitive sensors.

At our manufacturing facility in San Jose, our capabilities include:

•	material planning and production scheduling;

•	procurement;

•	sensor manufacturing;

•	photo-ionization detection lamp manufacturing;

•	prototyping for engineering;

•	process design;

•	final assembly and test;

•	Calibration; and

•	final quality control and assurance.

The site consists of 67,000 square feet, with approximately 40,000 square feet used for manufacturing, laboratories and storage of inventory.

We have been ISO 9001 certified since 1998 and were upgraded to ISO 9001:2000 in December 2001. Our international manufacturing subsidiary, RAE Systems Shanghai Inc., was certified to ISO 9002 and was upgraded to ISO 9001 in 2001.

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

The facility in Beijing consists of 106,000 square feet, of which 41,000 is dedicated to the manufacturing of KLH’s products and the storage of the inventory.

Competition

The market for gas detection monitoring devices is highly competitive and we expect the emerging wireless gas monitoring system market to be equally competitive. Our primary competitors include Industrial Scientific Corporation, Mine Safety Appliances Company, BW Technologies, Ion Science, Draeger Safety Inc., Gastec Corporation and Bacou-Dalloz.

Competitors in the gas monitoring industry differentiate themselves on the basis of their technology, quality of product, service offerings, sales capabilities, cost and time to market. We believe we compete strongly in these areas, and thus consider ourselves one of the industry leaders in the design, development, marketing and manufacture of gas monitoring devices. In particular, we believe our ability to develop products that integrate different chemical detection techniques, such as photo-ionization detectors, electrochemical sensors for specific toxic chemicals and combustible gas detectors, along with communication technologies that allow wireless data transfer, provide us with a competitive advantage versus our competitors. In addition, we believe our training support materials are a valuable resource for our distributors and end-users, which make our products more attractive to customers.

Many of our competitors, however, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than us. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and/or devote more resources to technology and systems development.

Employees

As of January 31, 2006, we employed 774 individuals. Our employees are not covered by a collective bargaining agreement. We have never experienced an employee-related work stoppage and consider our employee relations to be good.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions held by our executive officers and other key employees.

Name	Age	Position
Robert I. Chen	57	President, Chairman, Chief Executive Officer
Donald W. Morgan	60	Chief Financial Officer
Peter C. Hsi	55	Vice President, Chief Technology Officer
Hong Tao Sun	41	Vice President, Engineering
Rudy Mui	45	Chief Operating Officer

Robert I. Chen co-founded RAE Systems in 1991 and has served as President, Chief Executive Officer, and as a member of the board of directors since our inception. From 1981 to 1990, Mr. Chen served as President and Chief Executive Officer of Applied Optoelectronic Technology Corporation, a manufacturer of computer-aided test systems, a company he founded and subsequently sold to Hewlett-Packard. Mr. Chen currently serves on the board of directors for the Shanghai Ericsson Simtek Electronics Company, Limited, a telecommunications and electronics company. Mr. Chen received a B.S.E.E. from Taiwan National Cheng Kung University, an M.S.E.E. from South Dakota School of Mines and Technology, an advanced engineering degree from Syracuse University and graduated from the Harvard Owner/President program.

Donald W. Morgan joined RAE Systems in January 2005 as Chief Financial Officer. From October 1999 to July 2004, Mr. Morgan was the Vice President of Finance, Chief Financial Officer and Corporate Secretary of Larscom Incorporated until its merger into Verilink Corporation in July 2004. From 1997 to 1999, Mr. Morgan was an independent tax and financial consultant to several small-business and start-up technology firms. From

1991 to 1997, Mr. Morgan served as Vice President of Finance and Administration for Inrange Technologies Corporation. Mr. Morgan received a B.S. in Business Administration from Northeastern University and a M.S. in Finance from the University of Illinois.

Dr. Peter C. Hsi co-founded RAE Systems in 1991 and has served as our Vice President, Chief Technology Officer, and as a member of the board of directors since our inception. Prior to co-founding RAE Systems, Dr. Hsi worked at Applied Optoelectronic Technology Corporation as the chief architect for semiconductor test systems. He is also the general manager for Shanghai Simax Technology Co. Ltd. Dr. Hsi has filed 21 patent applications, of which 11 have been granted and 10 are pending. Dr. Hsi received a B.S.E.E. from the National Chiao-Tung University, and a M.S. and Ph.D. in Electrical Engineering from Syracuse University.

Dr. Hong Tao Sun has served as our Vice President of Engineering since January 2002. Dr. Sun joined RAE Systems in May 1997, and has been instrumental in the design and development of key sensor technologies. Prior to joining RAE Systems, Dr. Sun was a research fellow for the Royal Melbourne Institute of Technology in Australia and the University of L’Aquila in Italy. Dr. Sun has over 10 years as a research scientist in the fields of photo-ionization detection and sensor development. Dr. Sun has authored over 60 international research papers and has written two scientific books. Dr. Sun has developed 10 patents, six of which are in the field of photo-ionization detection. In 1990, Dr. Sun received a Ph.D. in Electrical Engineering from Xi’an Jiaotong University.

Rudy Mui has served as our Chief Operating Officer since January 13, 2006. Mr. Mui joined RAE Systems in December 2003 as Vice President of Marketing and has been instrumental in the strategic planning and marketing of our products. Prior to joining RAE Systems, Mr. Mui was Vice President of Marketing for Metara Incorporated from 2001 to 2003. From 1999 to 2001, Mr. Mui was Vice President of Marketing for Crossbow Technology and from 1995 to 1999, Director of Strategic Marketing for LAM Research Corporation. Mr. Mui received his B.S. in Computer Engineering and B.A. in Economics from the University of Michigan, Ann Harbor. Mr. Mui also received an M.B.A. and M.S. in Electrical Engineering from the University of Santa Clara.

ITEM 1A.    RISK FACTORS.

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

While we were profitable for the fourth quarter of 2005, we remain unprofitable on a year to date basis through the end of the fourth quarter. We might continue to incur operating losses and may not be profitable in the future. In addition, if our financial results continue to border on profitability, the financial impact of future events may be magnified and may lead to disproportionate impact on the trading price of our stock.

We experienced a net profit for the quarter ended December 31, 2005, of $91,000, but remain unprofitable on a year to date basis with a loss of $759,000. While we have been profitable for three of the last five years, there can be no assurance when or if we will return to profitability or if we can remain profitable. In addition, our financial results have historically bordered on profitability, with our results over the last twelve quarters ranging from $1.3 million quarterly loss to a $1.0 million quarterly profit, and if we continue to border on profitability, the financial impact may be magnified. For example, for a company with more considerable income or losses, a $250,000 impact may not be significant, whereas $250,000 in additional net loss in the last quarter would have increased our loss for the year ended December 31, 2005, by 33%. If we continue to border on profitability, any particular financial event could result in a relatively large change in our financial results or could be the difference between us having a profit or a loss for the particular quarter in which it occurs. Because the impact of any such events may be magnified, we may experience a disproportionate impact on our trading price as a result.

The market for gas and radiation detection monitoring devices is highly competitive, and if we cannot compete effectively, our business may be harmed.

The market for gas and radiation detection monitoring devices is highly competitive. Competitors in the gas and radiation monitoring industry differentiate themselves on the basis of their technology, quality of product and service offerings, cost and time to market. Our primary competitors in the gas detection market include Industrial Scientific Corporation, Mine Safety Appliances Company, BW Technologies, Ion Science, Draeger Safety Inc., Gastec Corporation and Bacou-Dalloz Group. Our competitors in the radiation market include TSA Limited, Polimaster, Exporanium and Santa Barbara Systems. Several of our competitors such as Mine Safety Appliances Company and Draeger Safety Inc. have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than we do. In addition, some of our competitors may be able to:

•	devote greater resources to marketing and promotional campaigns,

•	adopt more aggressive pricing policies or

•	devote more resources to technology and systems development.

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

The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities Exchange Commission (“SEC”) and American Stock Exchange (“AMEX”) have promulgated new rules. Compliance with these new rules has increased our legal, financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced coverage or incur substantially higher costs to maintain or obtain coverage. In addition, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting or, if these controls are not effective, our business and financial results may suffer.

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

In our fiscal year 2004 annual report on Form 10-K, management identified eight material weaknesses that were discovered as part of our implementation of Section 404 of the Sarbanes—Oxley Act of 2002. In connection with year-end work on our fiscal year 2005 Form 10-K, management identified three material weaknesses. The weaknesses were related to our calculation of share-based compensation and diluted shares in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” inadequate control over our accounting and reporting of certain non-routine transactions occurring at two of our foreign operations and an inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time. A discussion of the material weaknesses in our internal control over financial reporting and management’s remediation efforts is available herein under the subheading “Management’s Report on Internal Control over Financial Reporting.”

Material weaknesses in internal control over financial reporting may materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal control over financial reporting could have a negative impact on our reputation and business.

If our new enterprise resource planning software is not implemented correctly, it could cause errors in our financial reporting or unexpected business interruptions.

During July 2005, we began implementing a new Company-wide Enterprise Resource Planning (ERP) system to mitigate the risk of future deficiencies and strengthen our procedures for internal control over financial reporting. During the implementation period, which we expect to be completed before the end of the second quarter of 2006, we are at a higher risk while we configure the software, redesign some of our processes and train our personnel in the new software. While we expect that the design and operation of our new ERP system will help us improve our internal control over financial reporting, there can be no assurance that we will not have a future error in our financial statements. Such an error, if material, could require their restatement, having adverse effects on our stock price, potentially causing additional expense and limiting our access to financial markets. Moreover, ERP implementations are challenging initiatives that carry substantial project risk including the risk of unexpected business interruptions. Failure to properly implement the new information technology system could have an adverse impact on our operating results.

Future changes in accounting and taxation standards or practices can have a significant effect on our reported results.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

We are subject to risks and uncertainties of the government marketplace, including the risk that the government may not fund projects that our products are designed to address and that certain terms of our contracts with government agencies may subject us to adverse government actions or penalties.

Our business is increasingly dependent upon government funded projects. Decisions on what types of projects are to be funded by local, state and federal government agencies will have a material impact on our business. The current Federal budget for the Department of Homeland Security, which we refer to as “Homeland Security” herein, is a source for funding for many of our customers either directly or through grants to state and local agencies. The current Homeland Security budget increased by approximately 5% from $38.4 billion in fiscal year 2005 to $40.3 billion for fiscal 2006. However, if the government does not fund projects that our products are designed to address, or funds such projects at levels lower than we expect, our business and results of operations will be harmed.

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

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For the fiscal years ended December 31, 2004 and 2005, approximately 24% and 33% of our revenues, respectively, were from sales to customers located in Asia and approximately 10% and 11% of our revenues, respectively, were from sales to customers located in Europe. For fiscal years ended December 31, 2004 and 2005, approximately 20% and 30%, of our revenues, respectively, were from sales in China through our KLH subsidiary. We have manufacturing facilities in China and in the United States. A significant portion of our products and components are manufactured at our facility in Shanghai, China.

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

The specific economic conditions in each country will impact our future international sales. For example, a majority of our recognized revenue has been denominated in U.S. dollars. Significant downward fluctuations in currency exchange rates against the U.S. dollar could result in higher product prices and/or declining margins and increased manufacturing costs. If we do not effectively manage the risks associated with international operations and sales, our business, financial condition and operating results could suffer. In addition, to date we have experienced lower gross margins on sales in certain jurisdictions, particularly China. To the extent that the percentage of our total net sales from China increases and our gross margins do not improve, our business financial condition and operating results could suffer.

The loss of “Normal Trade Relation” status for China, changes in current tariff structures or adoption of other trade policies adverse to China could have an adverse effect on our business.

Manufacturing and retail sales in China are material to our business plan and results of operations. For fiscal years ended December 31, 2004 and 2005, approximately 20% and 30%, of our revenues, respectively, were from sales in China through our KLH subsidiary. In May, 2004, our acquisition of a 64% interest in KLH increased both our manufacturing and retail presence in China.

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

We may, from time to time, be subject to claims of infringement of other parties’ proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. For example, a motion was filed on June 17, 2005, by Polimaster Ltd. and Na & SE Trading Co. Limited, for an injunction that would prevent RAE Systems from shipping its Gamma RAE II product and prohibiting RAE from making any additional sales of products in its possession licensed from Polimaster Ltd. and Na & SE Trading Co. Limited, pending resolution of arbitration between the parties. The motion was denied on September 6, 2005. While this claim may be subject to arbitration in accordance with the original contract between the parties, we do not expect it to have a material effect upon our business or results of operations.

Management will defend itself vigorously, against any claims of this type. However, claims of this type, regardless of merit, can be time-consuming to defend, result in costly litigation, divert management’s attention and resources or require us to enter into royalty or license agreements. The terms of any such license agreements may not be available on reasonable terms, if at all, and the assertion or prosecution of any infringement claims could significantly harm our business.

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

We distribute our products primarily through distributors. We are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. For example, we derived approximately 59% of our North American revenues from our sales distribution channels in fiscal year 2005. For the fiscal year ended December 31, 2005, 50 distributors cumulatively accounted for approximately 51% of our total product sales in the United States. We also believe our future growth outside of China depends on the efforts of distributors. In addition, the contractual obligations of our distributors to continue carrying our products are subject to a sixty-day termination notice by either party for convenience. If one or more of our distributors were to experience financial difficulties or become unwilling to promote and sell our products for any reason, including any refusal to renew their commitment as our distributor, we might not be able to replace such lost revenue, and our business and results of operations could be materially harmed.

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

Our officers, directors and principal stockholders beneficially own approximately 35% of our common stock and, accordingly, may exert substantial influence over the company.

Our executive officers and directors and principal stockholders, in the aggregate, beneficially own approximately 35% of our common stock. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our corporate headquarters and principal offices are located in a facility we own in San Jose, California. The San Jose facility consists of approximately 67,000 square feet, which we purchased in December 2004, and, which includes research and development, sales and marketing, general and administrative and manufacturing operations. We abandoned a leased facility of approximately 25,000 square feet in May of 2005 that served as our former corporate headquarters and U.S. manufacturing facility. The abandoned facility is currently available for sublease. The lease for the abandoned facility expires in October of 2009. Through our wholly-owned subsidiary, RAE Systems Shanghai Incorporated in Shanghai, China, we lease a state-of-the-art manufacturing facility, consisting of approximately 44,000 square feet, a research and development facility consisting of approximately 17,000 square feet and a sensor laboratory/manufacturing facility consisting of 17,000 square feet. The lease on the research and development facility will expire in phases for portions of the property through March 2008. The lease on the manufacturing facility expires in January 2007 and contains an option, subject to local government approval, to purchase the property. The lease on the sensor laboratory expires in 2010. In addition, through our acquisition of KLH in Beijing, China, we own 64% of a manufacturing facility consisting of approximately 106,000 square feet, of which 41,000 square feet is dedicated to the manufacturing of KLH’s products and the storage of the inventory.

We maintain a sales office in Fan Ling, Hong Kong, from which we sell our products to Asia. The lease of the Fan Ling office has been extended for a period of two years commencing in January 2005. We also maintain sales and service centers in Copenhagen, Denmark, the United Kingdom and France, from which we sell our products to Europe, Australia and New Zealand, the Middle East and Africa. The lease of the Copenhagen facility was signed in December 2003, and expires in December 2006.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, the Company is engaged in various legal proceedings incidental to its normal business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations or cash flows. A motion was filed on June 17, 2005, by Polimaster Ltd. and Na & SE Trading Co. Limited, for an injunction that would prevent RAE Systems from shipping its Gamma RAE II product and prohibiting RAE from making any additional sales of products in its possession licensed from Polimaster Ltd. and Na & SE Trading Co. Limited, pending resolution of arbitration between the parties. The motion was denied on September 6, 2005. While this claim may be subject to arbitration in accordance with the original contract between the parties, we do not expect it to have a material effect upon our business or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been trading on the AMEX under the trading symbol “RAE” since August 29, 2003. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as derived from publicly reported AMEX daily trading data. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

	2005		2004
	High	Low	High	Low
First Quarter	$7.50	$2.90	$6.64	$3.25
Second Quarter	$3.87	$2.35	$7.00	$4.00
Third Quarter	$4.33	$3.03	$6.49	$4.20
Fourth Quarter	$4.09	$3.19	$9.58	$5.65

As of December 31, 2005, there were 305 shareholders of record who held shares of our common stock.

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

	2005	2004	2003	2002	2001
Operating Data:
Net sales	$60,293,000	$45,540,000	$31,361,000	$21,828,000	$19,039,000
Gross profit	$35,639,000	$27,036,000	$19,256,000	$13,071,000	$11,999,000
(Loss) income from operations	$(1,588,000)	$3,514,000	$3,759,000	$(8,982,000)	$(71,000)
(Loss) net income	$(759,000)	$2,335,000	$2,738,000	$(9,462,000)	$153,000
Basic (loss) income per share	$(0.01)	$0.04	$0.06	$(0.24)	$0.01
Diluted (loss) income per share	$(0.01)	$0.04	$0.06	$(0.24)	$—

Weighted-average common shares:
Basic outstanding shares	57,687,714	55,809,638	46,179,770	39,902,169	24,154,797
Diluted outstanding shares	57,687,714	60,135,692	49,225,169	39,902,169	37,067,871

Balance Sheet Data:
Working capital	$41,366,000	$38,857,000	$12,423,000	$8,263,000	$5,005,000
Total assets	$76,264,000	$69,115,000	$20,765,000	$16,865,000	$15,216,000
Long-term liabilities	$2,962,000	$1,645,000	$200,000	$411,000	$649,000
Total shareholders’ equity	$54,573,000	$52,189,000	$14,807,000	$10,747,000	$3,332,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

In May 2004, we invested $9 million in cash for a 64% interest in KLH. As a result, our sales into the China market increased from 8% in 2003 to 20% in 2004 and 30% in 2005. In 2005, sales from our RAE Systems business less sales from KLH (“base business”) in the United States, Europe and Asia continued to grow, primarily from the sales of our patented PID products as well as our integrated wireless technology. Sales from our base business contributed $42.3 million in 2005 as compared to $37.5 million in 2004, an increase of 12%.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, warranties, valuation of deferred tax assets and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a summary of our significant accounting policies, see Note 1 to the financial statements, Significant Accounting Policies.

We believe the following critical accounting policies affect our more significant judgments or estimates used in the preparation of our consolidated financial statements. Senior management has discussed the development and selection of these critical accounting policies and estimates with the audit committee.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provides for sales returns based on historical product warranty returns. Revenues related to services performed under the Company’s extended warranty program represent less than 5% of net revenues in each of 2005, 2004 and 2003 and are recognized as earned based upon contract terms, generally ratable over the term of service. We record project installation work in China using the percentage-of-completion method. Installation revenue represents less than 4% of net revenue in 2005, 2004 and 2003. Net revenues include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping fees represent less than 1% of net revenues in each of 2005, 2004 and 2003. Shipping costs are included in cost of goods sold.

Accounts Receivable, Trade Notes Receivable and Allowance for Doubtful Accounts

The Company grants credit to its customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustments history, current economic conditions and other factors that deserve recognition in estimating potential losses. The Company generally does not require collateral for sales on credit. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management’s control. If there was a deterioration of a major customer’s credit-worthiness, or if actual defaults were higher than what has been experienced historically, additional allowances would be required.

Trade notes receivables are presented to the Company from some of our customers in China as a payment against the outstanding trade receivables. These notes receivables are bank guarantee promissory notes which are non-interest bearing and generally mature within 6 months.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market. The Company is exposed to a number of economic and industry factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in the market, competitive pressures in products and prices, and the availability of key components from its suppliers. The Company has established inventory reserves when conditions exist that suggest that its inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for its products and market conditions. When recorded, reserves are intended to reduce the carrying value of the inventory to its net realizable value. If actual demand for specified products deteriorates, or market conditions are less favorable than those projected, additional reserves may be required.

Warranty Repairs

The Company sells the majority of its products with a twelve month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts the amounts in accordance with changes in these factors.

Purchase Obligations

The Company has agreements with suppliers and other parties to purchase inventories and other goods and services. The Company estimated its non-cancelable obligations under these agreements in 2006, 2007, 2008, 2009 and 2010, to be approximately $3,682,000, $282,000, $161,000, $43,000, and $3,000, respectively. All non-cancelable obligations related to inventories are expected to be delivered within the next 12 months. The Company periodically reviews the carrying value of its inventories and non-cancelable purchase commitments by evaluating material usage requirements and forecasts and estimates inventory obsolescence, excess quantities and any expected losses on purchase commitments. The Company may record charges to write down inventory due to excess, obsolete and slow moving inventory and lower of cost or market based on an analysis of the impact of changes in technology, estimates of future sales volumes and market value estimates. There was no loss accrued related to current purchase obligations. However, any additional write downs of inventories, if any, may negatively affect gross margins in future periods.

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

We have recorded a valuation allowance of $877,000 as of December 31, 2005, due to uncertainties related to our ability to utilize our net deferred tax assets, primarily consisting of certain net operating losses carried forward from our foreign entities. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2005 and 2004

Total Net Sales

	Year Ended December 31,		Increase (Decrease)
	2005	2004	Dollar	Percentage
Net sales	$60,293,000	$45,540,000	$14,753,000	32%

Net sales increased by $14.8 million for the year ended December 31, 2005, from the year ended December 31, 2004. The increase was primarily due to higher sales reported by KLH of $10.1 million, which included twelve months of sales during 2005 as compared to seven months of sales for 2004, partially offset by a decrease in sales of $1.4 million, as other affiliates in China transferred sales responsibility to KLH for RAE products in China. Also, sales increased by $6.1 million in the Americas and Europe from sales of patented PID and wireless products. Overall non-Americas sales increased by $10.6 million in 2005 from 2004 to 44% of total revenue compared to 34% of the total revenue in 2004. The non-Americas sales growth was also impacted favorably as a result of KLH being included in the consolidated sales results for twelve months during the year ended December 31, 2005, as compared to seven months for the year ended December 31, 2004.

Cost of Sales & Gross Margin

	Years Ended December 31,		Increase (Decrease)
	2005	2004	Dollar	Percentage
Cost of Sales	$24,654,000	$18,504,000	$6,150,000	33%
Gross Profit	$35,639,000	$27,036,000	$8,603,000	32%
Gross Profit as percentage of net sales	59%	59%

Cost of sales excluding KLH was $14.5 million for the year ended December 31, 2005, as compared to $13.9 million for the year ended December 31, 2004, an increase of $600,000. Cost of sales excluding the impact of KLH increased due to a 12% increase in the sales volume between the years 2005 and 2004 partially offset by cost improvements from the volume increases and manufacturing efficiencies. Cost of sales for KLH increased to $10.2 million for the year ended December 31, 2005, from $4.6 million for the year ended December 31, 2004, primarily as a result of sales volume increases, which were partially offset by improved costs as a result of increased volume. Gross profit, excluding KLH, was $27.8 million and $23.7 million for the years ended December 31, 2005 and 2004, respectively. Gross profit excluding KLH increased due to higher sales of our integrated systems and patented photoionization detection products and from improved costs as a result of higher volumes and manufacturing efficiencies. Gross profit as a percentage of sales for the year ended December 31, 2005, was the same (59%) as for the year-ended December 31, 2004, as the increase in lower margin distribution and installation business at KLH was offset by the favorable impact of higher volumes and manufacturing efficiencies on our overall product costs.

Sales and Marketing Expense

	Years Ended December 31,		Increase (Decrease)
	2005	2004	Dollar	Percentage
Sales and marketing expense	$16,594,000	$10,268,000	$6,326,000	62%
Percentage of total net sales	28%	23%

Sales and marketing expenses increased by $6.3 million during the year ended December 31, 2005, as compared to the year ended December 31, 2004. Approximately $3.9 million of the increase was attributable to an increase in KLH sales and marketing expenses, which included twelve months of expenses during 2005 as compared to seven months of expenses for 2004 as well as from higher infrastructure costs to support KLH’s growth. Sales and marketing expenses also increased by approximately $2.4 million across the other sales and marketing organizations. The $2.4 million was primarily comprised of $1.9 million of to support increased sales, $325,000 for external commissions paid mainly to support the sale of integrated systems products and approximately $160,000 for severance expense.

Research and Development Expense

	Years Ended December 31,		Increase (Decrease)
	2005	2004	Dollar	Percentage
Research and development expense	$5,303,000	$4,295,000	$1,008,000	23%
Percentage of total net sales	9%	9%

Research and development expenses increased by $1.0 million during the year ended December 31, 2005 as compared to the year ended December 31, 2004. The higher spending was largely the result of increased spending at KLH of $580,000 as twelve months of expenses were included in 2005 results versus seven months of expenses in the 2004 as well as from increases to R&D personnel there. The remaining $428,000 increase was mainly the result of increases to our R&D personnel in our Shanghai operation to support new product development.

General and Administrative Expense

	Years Ended December 31,		Increase (Decrease)
	2005	2004	Dollar	Percentage
General and administrative expense	$13,303,000	$8,959,000	$4,344,000	48%
Percentage of total net sales	22%	20%

General and administrative (G&A) expenses increased by $4.3 million during the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase was primarily the result of $1.3 million of additional expenses at KLH, mainly due to the inclusion of twelve months of expenses in 2005 versus seven months for 2004 as well as from increases in G&A personnel to support KLH’s growth. We also experienced increases across the Company in audit and Sarbanes-Oxley certification costs ($850,000), legal fees ($625,000), and amortization of stock options and warrants ($470,000). The remaining amount of $1.1 million was for additional infrastructure and personnel to support increased growth in all other units.

Loss on Abandonment of Lease

	Years Ended December 31,		Increase (Decrease)
	2005	2004	Dollar
Loss on abandonment of lease	$2,027,000	$—	$2,027,000
Percentage of total net sales	3%

The loss on abandonment of lease cost of approximately $2.0 million in 2005 was associated with our abandonment of our former U.S. headquarters and manufacturing leased site in Sunnyvale, California. We completed our move to a larger headquarters and U.S. manufacturing facility during the second quarter of 2005 to support our increased growth.

Other Income (Expense)

	Years Ended December 31,		Increase (Decrease)
	2005	2004	Dollar
Interest income	$641,000	$333,000	$308,000
Interest expense	(180,000)	(17,000)	(163,000)
Other, net	25,000	194,000	(169,000)
Equity in loss of unconsolidated affiliate	(196,000)	(353,000)	157,000

Total other income (expense)	$290,000	$157,000	$133,000
Percentage of total net sales	1%	0%

Total other income (expense) improved profits by $133,000 for the year ended December 31, 2005, as compared to the year ended December 31, 2004. The increase was primarily the result of increased interest income of $308,000, largely from increased interest rates earned on our cash and investments. Equity in loss of unconsolidated affiliate also improved by $157,000, over 2004, mainly as a result of lower operating losses in our Renex affiliate during the year ended December 31, 2005. Partially offsetting those items was a decline of $169,000 in other net as we received a consulting payment of $137,000 in 2004 from a sales affiliate in China that is no longer operating and an increase of interest expense of $163,000, primarily from $126,000 in amortization of discount to interest expense related to KLH notes payable.

Income Taxes

	Year Ended December 31,		Increase (Decrease)
	2005	2004	Dollar	Percentage
Income tax expense	$(477,000)	$983,000	$(1,460,000)	149%
Percent of pretax income	37%	27%

Income tax expense decreased by $1.5 million for the year ended December 31, 2005, as compared to the year ended December 31, 2004. Our effective tax rate was a 37% benefit in 2005 and a 27% tax provision in 2004, respectively. The tax benefit is primarily from the operating losses which were largely the result of the abandonment of the lease on our former Sunnyvale headquarters and research and development tax credits.

Minority interest in income of consolidated subsidiaries

	Year Ended December 31,		Increase (Decrease)
	2005	2004	Dollar	Percentage
Minority interest in loss (income) of consolidated subsidiaries	$62,000	$(353,000)	$415,000	118%

For the year ended December 31, 2005, we recognized $62,000 in net loss of consolidated subsidiaries allocated to minority interest, which related mainly to the 36% minority interest’s share in KLH losses partially offset by the 51% owners share in income of our French subsidiary. During the year ended December 31, 2004, our minority partners share in profits was $353,000 representing the 36% minority interest’s share in profits at KLH and our 51% majority investors share in RAE France.

Net Income

	Year Ended December 31,		Increase (Decrease)
	2005	2004	Dollar	Percentage
Net income	$(759,000)	$2,335,000	$(3,094,000)	(133)%

Net loss for the year ended December 31, 2005, was $759,000 versus net income of $2.3 million for the year ended December 31, 2004. The $3.1 million decrease in net income was primarily the result of a $2.0 million one-time charge related to the abandonment of the lease on the Company’s former headquarters and the U.S. manufacturing site as well as from generally higher operating expenses.

Comparison of Years Ended December 31, 2004 and 2003

Total Net Sales

	Year Ended December 31,		Increase (Decrease)
	2004	2003	Dollar	Percentage
Net sales	$45,540,000	$31,361,000	$14,179,000	45%

Net sales increased primarily due to sales from KLH in the amount of $7.9 million. Net sales also increased due to an increase of approximately $3.4 million in the sales of our integrated systems products, $1.3 million in the sales of our radiation products, $900,000 in the sales of our patented products for homeland security and $600,000 in our service business.

Cost of Sales & Gross Margin

	Years Ended December 31,		Increase (Decrease)
	2004	2003	Dollar	Percentage
Cost of Sales	$18,504,000	$12,105,000	$6,399,000	53%
Gross Profit	$27,036,000	$19,256,000	$7,780,000	40%
Gross Profit as percentage of net sales	59%	61%

Cost of sales for the year ended December 31, 2004 increased by $6.4 million over the same period in 2003. Approximately $4.6 million was due to the addition of sales from our KLH investment and $1.8 million was due to an increase in sales volume from our base business. For the base business, gross profit was 63% for the year ended December 31, 2004, and 61% for the year ended December 31, 2003. Gross profit for the base business increased due to the sales of our higher margin integrated systems and patented photoionization detection products. The addition of KLH, predominantly a distribution business with inherently lower margins, was the primary reason our overall gross margin for 2004 was 2% lower than our reported margins in 2003.

Sales and Marketing Expense

	Years Ended December 31,		Increase (Decrease)
	2004	2003	Dollar	Percentage
Sales and marketing expense	$10,268,000	$7,278,000	$2,990,000	41%
Percentage of total net sales	23%	23%

The increase in sales and marketing expenses for the year ended December 31, 2004, as compared to the year ended December 31, 2003, was due primarily to expenses attributable to our new ownership in KLH of $1.5 million and to increases in personnel in Europe and the United States to build the infrastructure for future growth in the amount of $700,000. Sales and marketing expenses also increased due to external commissions from increased sales of our integrated systems solutions in the amount of $263,000, outside services and consulting fees in the amount of $195,000 and travel related expenses in the amount of $133,000.

Research and Development Expense

	Years Ended December 31,		Increase (Decrease)
	2004	2003	Dollar	Percentage
Research and development expense	$4,295,000	$2,983,000	$1,312,000	44%
Percentage of total net sales	9%	10%

The increase in research and development expenses for the year ended December 31, 2004, as compared to the year ended December 31, 2003, was due primarily to increased spending in the United States in the amount of $540,000 to develop the RAEWatch product and enhance our integrated systems products, increased spending in

Shanghai to develop the radiation and consumable line of products in the amount of $344,000, the amortization of intangible assets resulting from our acquisition of KLH in the amount of $102,000 as well as the addition of KLH’s research and development expenses of $168,000 for the period from May 2004 through December 2004.

General and Administrative Expense

	Years Ended December 31,		Increase (Decrease)
	2004	2003	Dollar	Percentage
General and administrative expense	$8,959,000	$5,236,000	$3,723,000	71%
Percentage of total net sales	20%	17%

General and administrative expenses of the Company for the year ended December 31, 2004 as compared to the year ended December 31, 2003, increased primarily due to increases in personnel in Europe, Shanghai and the United States to build the infrastructure for future growth in the amount of $1.2 million, an increase in legal and professional fees in the amount of $529,000, an increase in non-cash charges related to the issuances of options and warrants in the amount of $449,000, consulting charges related to compliance with Section 404 of the Sarbanes-Oxley Act in the amount of $366,000, travel expenses in the amount of $186,000 and a rate increase in directors and officers insurance in the amount of $78,000. The addition of KLH to our financial statements as of May 2004 added $429,000 to our general and administrative expenses.

Other Income (Expense)

	Years Ended December 31,		Increase (Decrease)
	2004	2003	Dollar
Interest income	$333,000	$31,000	$302,000
Interest expense	(17,000)	(32,000)	15,000
Other, net	194,000	(38,000)	232,000
Equity in loss of unconsolidated affiliate	(353,000)	(276,000)	(77,000)

Total other income (expense)	$157,000	$(315,000)	$472,000
Percentage of total net sales	0%	(1)%

In 2004, we had total other income of $157,000 as compared to total other expense of $315,000 in 2003. Interest income increased in the amount of $302,000 as a result of interest received from investing the majority of $31.8 million raised through our January 2004 public offering. Other, net increased in the amount of $232,000, $137,000 of which was attributable to consulting income earned from our sales affiliate, TangRAE and approximately $95,000 of which was largely attributable to foreign exchange gains. Equity in loss of unconsolidated affiliate increased by $77,000, as a result of our share in a larger loss of Renex, our 36%-owned, unconsolidated affiliate.

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

Net income for the year ended December 31, 2004, was $2.3 million. For the same period in 2003, we had net income of $2.7 million. The decrease was primarily due to a decrease in gross margins for the Company of approximately 2% due to the acquisition of KLH, which is primarily a distribution business with lower margins, as well as from a relative increase in general and administrative and tax expenses from 2003 to 2004.

Liquidity and Capital Resources

	Year Ended December 31,
	2005	2004	2003
Net cash provided by (used in):
Operating activities	$1,368,000	$3,207,000	$981,000
Investing activities	$(9,562,000)	$(21,009,000)	$(719,000)
Financing activities	$108,000	$31,816,000	$50,000
Effect of exchange rate changes on cash and cash equivalents	$44,000	$40,000	$7,000
Net (decrease) increase in cash and cash equivalents	$(8,042,000)	$14,054,000	$319,000

To date, we have financed our operations primarily through bank borrowings, revenues from operations and proceeds from the issuances of equity securities. As of December 31, 2005, we had $29.5 million in cash and investments compared with $32.8 million in 2004. At December 31, 2005, we had $41.4 million of working capital (current assets less current liabilities) and had a current ratio (current assets divided by current liabilities) of 3.9 to 1.0. That compares with $38.9 million of working capital and a current ratio of 4.5 to 1.0 at December 31, 2004.

We have two lines of credit available for future growth expansion, which in the aggregate total $10 million. In October 2005, we secured a $5,000,000 line of credit based on the prime-lending rate and a $5,000,000 line of credit based on a fixed rate of 5.3%. Both lines expire in October 2006. We are currently in compliance with the debt covenants, and as such, have these lines available to us in full. At present, there are no amounts outstanding under these agreements.

Net cash provided by operating activities for the year ended December 31, 2005, was $1.4 million, as compared with net cash provided by operating activities of $3.2 million for the year ended December 31, 2004. The $1.8 million reduction to operating cash flows for the year-ended December 31, 2005 versus the prior-year ended December 31, 2004 was due primarily to decreased profitability after adjusting for non-cash items ($2.2 million) and slower growth in liabilities ($0.9 million), mainly as a result of the initial incorporation of KLH in our balance sheet in 2004. Partially offsetting those unfavorable changes was a reduction in the growth of assets in 2005 ($1.3 million) as a result of the initial incorporation of KLH in our balance sheet in 2004 and improvements in asset management.

Net cash used in investing activities for the year ended December 31, 2005, was $9.6 million as compared with $21.0 million for the year ended December 31, 2003. Cash used in investing activities consisted of a reduction of $4.7 million in long and short term investments as we moved more of our investments into cash accounts. During 2004, we reduced our investments by $11.2 million also mainly from moving our investments into cash accounts to support our investment in KLH. During 2005 we used $4.9 million to acquire property and equipment as we refurbished our new headquarters and U.S. manufacturing facility, acquired a new ERP system for worldwide deployment and added equipment to our manufacturing operations for productivity improvements and new products. That is a $4.4 million reduction from 2004 when we invested $9.3 million in property and equipment, including $5.0 million for a new headquarters and U.S. manufacturing facility.

Net cash provided by financing activities for the year ended December 31, 2005, was $0.1 million mainly from the exercise of stock options. That compares with net cash provided of $31.8 million in 2004, when we raised $32.2 million through a January 28, 2004, public offering of 8,050,000 shares of common stock at $4.25 per share less the applicable underwriting discount. The proceeds of that offering have been and will continue to be used for potential mergers and acquisitions, working capital and for general corporate purposes.

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

Commitments and Contingencies

Operating leases

The Company and its subsidiaries lease certain manufacturing, warehousing, and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. Total rent expense for the years ended December 31, 2005, 2004, and 2003 was $624,000, $809,000 and $666,000, respectively. Future minimum lease payments for each of the next five years from 2006 through 2010, excluding the Sunnyvale, California abandoned lease, as described below, are $310,000, $56,000, $38,000, $32,000 and $0, respectively.

In December 2004, the Company purchased the property located at 3775 North First Street in San Jose, California. The lease related to our previous headquarters in Sunnyvale, California was written-off as of the second quarter of 2005. The total loss on abandonment of the lease was approximately $2 million. Future lease payments related to the Sunnyvale building have been included in the accrued expenses of $482,000 and other long term liabilities of $1,466,000 at December 31, 2005. Future minimum lease payments for this Sunnyvale,

California property for each of the next four years from 2006 through 2009 are $495,000, $528,000, $627,000 and $556,000, respectively.

Purchase obligations

The Company has agreements with suppliers and other parties to purchase inventories, other goods and services. The Company estimated its non-cancelable obligations under these agreements in 2006, 2007, 2008, 2009 and 2010, to be approximately $3,682,000, $282,000, $161,000, $43,000, and $3,000, respectively. All non-cancelable obligations related to inventories are expected to be delivered within the next 12 months. The Company periodically reviews the carrying value of its inventories and non-cancelable purchase commitments by evaluating material usage requirements and forecasts and estimates inventory obsolescence, excess quantities, and any expected losses on purchase commitments. The Company may record charges to write down inventory due to excess, obsolete and slow moving inventory and lower of cost or market based on an analysis of the impact of changes in technology, estimates of future sales volumes and market value estimates. The additional write downs of inventories, if any, may negatively impact gross margins in future periods.

Guarantee

The Company is permitted under Delaware law and in accordance with its Bylaws to indemnify its officers and directors of certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of our insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal.

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

Product Warranties

The Company generally provides a one to three year limited warranty on the majority of its products and establishes a provision for the estimated costs of fulfilling these warranty obligations at the time the related revenue is recorded. At December 31, 2005 and 2004, warranty reserve recorded in accrued expenses was $377,000 and $490,000, respectively.

Summary of Obligations

The following table quantifies our known contractual obligations in tabular form as of December 31, 2005:

	Total	2006	2007	2008	2009	2010	Thereafter
Contractual Obligations:
Operating Lease Obligations	$2,642,000	$805,000	$584,000	$665,000	$588,000	$—	$—
Open Purchase Orders	4,171,000	3,682,000	282,000	161,000	43,000	3,000	—
Notes Payable—Related Parties (1)	1,294,000	398,000	398,000	249,000	249,000	—	—

TOTAL	$8,107,000	$4,885,000	$1,264,000	$1,075,000	$880,000	$3,000	$—

(1)	In conjunction with KLH investment, a note payable was established for previous KLH shareholders as part of the purchase price negotiation. The obligation is described below in the Related Party Transactions section.

Related Party Transactions

In September 2004, the Company entered into an agreement with Shanghai Simax Technology Co. Ltd. (“Simax”) to finance the design of a benzene-specific gas detection module (“GC-PID”) in the amount of $100,000 which was paid in 2005. RAE Systems has the right to use the technology in any of our future products. The Company is to pay a royalty fee of 5% of all GC-PID products sold. To date, there have been no royalty payments for this technology. Total purchase of raw materials from Simax in 2005, 2004 and 2003 was $29,000, $0 and $0, respectively. There was no outstanding balance due to Simax at December 31, 2005 and 2004. Dr. Peter C. Hsi, the Company’s Chief Technology Officer was the acting general manager for Simax until his resignation in December 2004. Dr. Hsi has no equity ownership in Simax.

In conjunction with KLH investment, a note payable was established for previous KLH shareholders as part of the purchase price negotiation. As of December 31, 2005 and 2004, $759,000 and $423,000, respectively, were included in notes payable—related party account and $821,000 and $1,260,000, respectively, were included in long term notes payable—related party account. The notes were discounted at a per year interest rate of 5.5%, and $434,000 will be due on demand after December 31, 2005. In addition, future payment plan for each of the next four years from 2006 through 2009 are $398,000, $398,000, $249,000 and $249,000, respectively.

The Company’s Director of Information Systems, Lien Chen, the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary of $96,000 for 2005 and 2004, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions are performed in the same manner as other U.S. employees with Robert Chen the final approval signatory on compensation recommendations.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company will apply the requirements of SFAS 154 on any changes in principle made on or after January 1, 2006.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R. As a result, SFAS No. 123R will be effective for the Company beginning January 1, 2006, and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The Company is currently assessing the impact of this statement on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS Statement No. 151, Inventory Costs, an amendment of the Accounting Research Bulletin (ARB) No. 43, Chapter 4. Under FASB Statement No. 151, all abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company beginning January 1, 2006. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows because the company already follows procedures comparable to those described in SFAS 151.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion analyzes our disclosure to market risk related to concentration of credit risk, changes in interest rates and foreign currency exchange rates.

Concentration of Credit Risk

Currently, we have cash and cash equivalents deposited with one large United States financial institution, one large Hong Kong financial institution, two large Shanghai financial institutions, two local Beijing financial institutions, and one large Danish financial institution. Our deposits may exceed the amount of insurance available to cover such deposits. To date, we have not experienced any losses of deposits of cash and cash equivalents. Management regularly reviews our deposit amounts and the credit worthiness of the financial institution which hold our deposits.

Interest Rate Risk

As of December 31, 2005, we had cash, cash equivalents and short term investments of $27.9 million consisting of cash and highly liquid short-term investments. The impact of interest rate fluctuations was immaterial. Changes to interest rates over time may, however, reduce or increase our interest income from our short-term investments. If, for example, there is a hypothetical 150 (basis points, 1.5%) bps change in the interest rates in the United States, the approximate impact on our cash and short-term investments would be +/- $132,000.

Foreign Currency Exchange Rate Risk

To date, a substantial portion of our recognized revenue has been denominated in United States dollars generated primarily from customers in the Americas (56%). Revenue generated from our European operations (11%) is primarily in euros, revenue generated by our China operations (30%) is in the local currency, the renminbi (“RMB”) and revenue generated from our Hong Kong-based operations (3%) is in both Hong Kong dollars and United States dollars. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Our operations in China have been largely unaffected by currency fluctuations until the July 2005 approximately 2.1% appreciation of the RMB relative to the United States dollar.

Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on low cost intellectual property and efficiency in supply chain management. In 2004, we made a strategic investment in China with the acquisition of KLH, a Beijing-based manufacturer and distributor of environmental safety and security equipment. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the United States dollar and other currencies. If, for example, there is a hypothetical 10% change in the RMB relative to the United States dollar, the approximate impact on our profits would be +/- $430,000. Were the currencies in all other countries in Europe and Asia where we have operations to change in unison with the RMB by a hypothetical 10% against the U.S. dollar the approximate impact on our profits would be a +/- $260,000. The reduction in the total impact as against an RMB only appreciation is because some of the impact of the RMB change would be offset by changes to reported sales net of expenses in our other units as a result of changes in those countries functional currencies.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company’s financial reporting and its process for preparing financial statements in accordance with generally accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2, or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was not effective due to the following material weaknesses:

(i)	an inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time. This control deficiency contributed to the individual material weaknesses described in (ii) and (iii) below, which resulted in audit adjustments to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(ii)	inadequate control over our accounting for stock-based compensation under SFAS 123, Accounting for Stock-Based Compensation. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(iii)	inadequate control over our accounting and reporting of certain non-routine transactions occurring at two of our foreign operations. Specifically, we did not identify certain adjustments relating to (a) the valuation of notes payable issued as purchase consideration, (b) deferred tax liabilities associated with certain foreign intangible assets, and (c) the carrying value of our investment in an unconsolidated subsidiary. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005 based on the material weaknesses in internal control over financial reporting as identified and discussed above.

Management believes its changes to internal control over financial reporting, which includes engaging a professional accounting consultant during the fourth quarter of 2005 and implementation of a software program to evaluate the expense of stock options and warrants during the fourth quarter of 2005 and first quarter of 2006, together with the additional temporary reviews and monitoring procedures instituted by the Company in the first quarter of 2006, have mitigated the control deficiencies with respect to the preparation of this annual report on Form 10-K and that these measures have provided reasonable assurance that information required to be disclosed in this report has been recorded, processed, summarized and reported correctly. In particular, the Company’s management believes that the measures implemented to date provide reasonable assurance that the Company’s financial statements included in this report are prepared in accordance with generally accepted accounting principles.

Remediation of Material Weaknesses Identified by Management as of December 31, 2005

As of December 31, 2005, management identified the following material weaknesses in the Company’s internal control over financial reporting:

(i)	an inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time. This control deficiency contributed to the individual material weaknesses described in (ii) and (iii) below, which resulted in audit adjustments to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness

(ii)

inadequate control over our accounting for stock-based compensation under SFAS 123, Accounting for Stock-Based Compensation. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(iii)	inadequate control over our accounting and reporting of certain non-routine transactions occurring at two of our foreign operations. Specifically, we did not identify certain adjustments relating to (a) the valuation of notes payable issued as purchase consideration, (b) deferred tax liabilities associated with certain foreign intangible assets, and (c) the carrying value of our investment in an unconsolidated subsidiary. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the fourth quarter of fiscal year 2005 and through the date of filing this annual report on Form 10-K with the Securities and Exchange Commission, the Company implemented, or initiated steps to implement, a number of compensating internal controls and remediation measures to improve the level of assurance regarding the adequacy and accuracy of the Company’s financial information. These compensating controls and remediation efforts were as follows:

Controls related to the inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time:

•	During the fourth quarter of 2005 the Company engaged an outside contractor with state and local tax technical expertise to supplement its current staff.

•	During the fourth quarter of 2005 and first quarter of 2006, management recruited two additional accounting personnel with technical accounting expertise to supplement its current staff in the U.S. and China. Both are expected to join the Company’s staff in April 2006.

Controls related to the inadequate control over its accounting for stock based compensation under SFAS 123, Accounting for Stock-Based Compensation:

•	Prior to December 31, 2005, the Company’s accounting records in support of its stock-based compensation were maintained on Excel spreadsheets. To improve the Company’s controls related to stock-based compensation, management began implementing “Equity Edge” during the fourth quarter of 2005, a software program to automate the management and accounting for stock options. While implementing Equity Edge, the Company and its independent registered public accounting firm uncovered several mechanical errors in the Excel spreadsheets as a result of this project and, in coordination with the year-end audit, the Company made adjustments to earnings which reduced net income for the fiscal year ended December 31, 2005. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” adjustments were made to general and administrative expenses partially offset by a tax benefit, which resulted in the one-time reduction to net income. After correcting the mechanical error, the Company recalculated its diluted earnings per share for the three-year period ended December 31, 2005; however, the recalculation did not change the reported earnings per share.

•	During the first quarter of 2006, new automated controls for the management and accounting of stock options have been implemented and the resulting database has been reconciled with the original stock option documents and the diluted share calculation.

Controls over our accounting and reporting of certain non-routine transactions occurring at two of our foreign operations. Specifically, we did not identify certain adjustments relating to (a) the valuation of notes payable issued as purchase consideration, (b) deferred tax liabilities associated with certain foreign intangible assets, and (c) the carrying value of our investment in an unconsolidated subsidiary:

•	During the first quarter of 2006, management identified the steps necessary to remediate the material weakness and is in the process of implementing a number of actions, including the following:

•	documenting to standards established by senior accounting personnel and the chief financial officer the review, analysis and related conclusions with respect to non-routine transactions;

•	management is in the process of interviewing outside accounting consultants to assist on an ongoing basis with the accounting of non-routine transactions;

•	involving both internal personnel and outside accounting consultants, as needed, early in a non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction; and

•	requiring senior accounting personnel and the chief financial officer to review non-routine transactions to evaluate and approve the accounting treatment for such transactions.

Changes in Internal Control over Financial Reporting

While the planned remediation steps were designed and in place by the end of the second quarter of 2005 with regard to material weaknesses identified as of December 31, 2004, management continued to evaluate the operating effectiveness through the end of fiscal year 2005. It was concluded that the Company’s internal control over financial reporting provided reasonable assurance to support an assessment that the controls were effective, with the exception of the three material weaknesses in the Company’s internal control over financial reporting identified by management as of December 31, 2005. As described above, during the fourth quarter of 2005 the Company began implementing new controls with regard to the calculation of share-based compensation and diluted shares. Except for these new controls related to share-based compensation and diluted shares, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses Identified by Management as of December 31, 2004

As of December 31, 2004, management identified the following material weaknesses in the Company’s internal control over financial reporting:

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

During fiscal year 2005, the Company implemented a number of compensating internal controls and remediation measures to improve the level of assurance regarding the adequacy and accuracy of the Company’s financial information. These compensating internal controls and remediation efforts were as follows:

Controls related to inadequate codification of the Company’s revenue recognition policies and review procedures to ensure revenues are recorded in the proper period:

•	During the first quarter of 2005, the Company clarified and re-emphasized its worldwide revenue recognition policy.

•	During the same period, a standard process was put in place in the United States to review customer contracts and purchase order terms. This process was extended worldwide during the second quarter of 2005.

•	During the second quarter of 2005, the Company engaged another independent certified public accounting firm to test selective revenue transactions for cutoff issues.

•	Based on the findings of the revenue recognition study by the independent certified public accounting firm, on May 17, 2005, in consultation with the Audit Committee of the Company’s Board of Directors, the Company decided to restate its consolidated financial statements for years ended December 31, 2004, 2003 and 2000. In addition, although the reporting errors in 2002 and 2001 were not considered material, the Company decided to restate these years as well to ensure consistency in reporting for this amended Form 10-K/A. Furthermore, as part of the restatement process, the Company made corrections to recognize rent expense on a straight-line basis with a corresponding adjustment to deferred rent (a liability), an error which had been previously identified but not considered to be sufficiently material to require correction.

Controls related to inadequate training and supervision practices necessary to ensure that all of the Company’s key controls are effective:

•	In 2005, the Company implemented a series of training programs to educate its employees on the Company’s standards for internal control over financial reporting. Specific training included sessions on the U.S. Foreign Corrupt Practices Act, establishing customer credit limits and updating the customer master file, Oracle, month-end close and procurement.

Controls related to inadequate record retention policies and procedures to ensure that all key documents in support of the Company’s transactions are obtained, retained and safeguarded:

•	During the first quarter of 2005, the Company developed a world-wide records retention policy.

•	During the second quarter of 2005, the Company completed an inventory of its North American distributor contracts and identified contracts not yet signed and returned. The Company is continually following-up with distributors who have not returned signed contracts. In addition, sales to all approved distributors are supported with a legally binding purchase order which list the terms and conditions of sales.

Controls pertaining to the segregation of duties relative to a few of the Company’s processes:

•	During the first quarter of 2005, the Company implemented additional levels of approval, verification and sign-off processes for the Company’s key controls.

Controls related to the preparation or maintenance of adequate documentation in support of all disbursements made at the newly acquired KLH subsidiary:

•	During the fourth quarter of 2004 and continuing into the first quarter of 2005, the Company implemented an enterprise resource planning system (U8) in Beijing to improve the reporting and controls over disbursements.

Controls related to the Company’s review and oversight of its subsidiary’s financial information originating at the newly acquired KLH subsidiary:

•	During the fourth quarter of 2004, the Company hired an experienced financial controller with United States accounting experience to manage the Shanghai manufacturing operations and to provide some in-country supervision to the financial manager at the Company’s newly acquired KLH operations in Beijing.

•	During the first quarter of 2005, the Company transferred a United States trained accountant to a permanent position to assist in the financial management of the Company’s newly acquired KLH operations.

•	Starting with the filing of the 2004 Form 10-K on March 18, 2005, the Company instituted a sub-certification process, including KLH, whereby all key finance and operations personnel within the Company are held accountable for the accuracy of the financial statements.

Controls related to the Company’s information technology infrastructure in the area of data security and data protection:

•	During the fourth quarter of 2004, the Company formed a team to select a new enterprise resource planning system to replace the current system that was determined to be inadequate in the area of security and data protection. The new Oracle enterprise resource planning system was implemented in the Shanghai manufacturing facility in January of 2006. KLH implemented its new “U8” enterprise resource planning system in March of 2005. Finally, the United States, Europe and Hong Kong Oracle implementation effort is scheduled to be completed in the second quarter of 2006. Additionally, mitigating manual controls were implemented in the second quarter of 2005 to satisfy data security issues around various master files and an equity reconciliation control was put in place to ensure the integrity of the Company’s financial reporting.

Controls related to inadequate planning, organization and supervision of the Company’s Sarbanes-Oxley 404 process:

•	During the first quarter of 2005, the Company supplemented the Sarbanes-Oxley Section 404 team to include every member of the United States finance department. This team developed and implemented standard documentation and test procedures worldwide to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

•	During the same period, the Company hired experienced consultants to assist with the Sarbanes-Oxley Section 404 testing and remediation process.

Each of management’s planned remediation steps were designed and in place by the end of the second quarter of 2005 with regard to the material weaknesses identified as of December 31, 2004. In the third and fourth quarters of 2005, management continued to monitor the effectiveness of these remediation measures.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of RAE Systems Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that RAE Systems Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effects of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RAE Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

(i)	an inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time. This control deficiency contributed to the individual material weaknesses described in (ii) and (iii) below, which resulted in audit adjustments to the Company’s 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness

(ii)	inadequate control over our accounting for stock-based compensation under SFAS 123, Accounting for Stock-Based Compensation. This control deficiency resulted in audit adjustments to the Company’s 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(iii)	inadequate control over the Company’s accounting and reporting of certain non-routine transactions occurring at two of the Company’s foreign operations. Specifically, the Company did not identify certain adjustments relating to (a) the valuation of notes payable issued as purchase consideration, (b) deferred tax liabilities associated with certain foreign intangible assets, and (c) the carrying value of the Company’s investment in an unconsolidated subsidiary. This control deficiency resulted in audit adjustments to the Company’s 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of RAE Systems Inc.’s consolidated financial statements as of and for the year ended December 31, 2005, and this report does not affect our report dated March 24, 2006 on those consolidated financial statements.

In our opinion, management’s assessment that RAE Systems Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, RAE Systems Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements regarding corrective actions taken by the Company after December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of RAE Systems Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 24, 2006 expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

San Jose, California

March 24, 2006

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item with respect to the Company’s executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

The information required by this Item regarding (a) the Company’s directors, (b) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended and (c) the Company’s Code of Conduct and Ethics is incorporated herein by reference from the information provided under the headings “Proposal No. 1—Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct and Ethics” of the Proxy Statement for our 2006 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.
.

The information required by this Item, which will be set forth in our Proxy Statement for our 2006 Annual Meeting of Stockholders under the caption “Executive Compensation and Other Matters”, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item, which will be set forth in our Proxy Statement for our 2006 Annual Meeting of Stockholders under the caption “Stock Ownership of Certain Beneficial Owners and Management”, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item, which will be set forth in our Proxy Statement for our 2006 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions”, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item, which will be set forth in our Proxy Statement for our 2005 Annual Meeting of Stockholders under the heading “Proposal No. 2—Ratification of Appointment of Independent Auditors”, is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)	(1) Financial Statements

See the index of the Consolidated Financial Statements of this Form 10-K.

(2)	Financial Statement Schedules

Schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)	Exhibits

See Index to Exhibits on page 45 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT I. CHEN Robert I. Chen	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2006

/s/ DONALD W. MORGAN Donald W. Morgan	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ PETER C. HSI Peter C. Hsi	Vice President, Chief Technology Officer, Director	March 31, 2006

/s/ LYLE D. FEISEL Lyle D. Feisel	Director	March 31, 2006

/s/ NEIL W. FLANZRAICH Neil W. Flanzraich	Director	March 31, 2006

/s/ EDWARD C. ROSS Edward C. Ross	Director	March 31, 2006

/s/ SIGRUN HJELMQUIST Sigrun Hjelmquist	Director	March 31, 2006

/s/ SUSAN K. BARNES Susan K. Barnes	Director	March 31, 2006

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Certificate of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Specimen certificate representing the common stock of Registrant (1)

10.0	Purchase and Sale Agreement dated November 1, 2004 by and between RAE Systems Inc. and CarrAmerica Realty Operating Partnership, L.P. (2)

10.1	Form of Indemnity Agreement between the Registrant and the Registrant’s directors and officers (1)

10.2	RAE Systems Inc. 2002 Stock Option Plan (1)

10.3	RAE Systems Inc. 1993 Stock Plan (1)

10.4	Form of Stock Option Agreement

10.5	Lease Agreement by and between Aetna Life Insurance Company and the Registrant dated June 1, 1999 (1)

10.6	First Amendment to Lease by and between Moffett Office Park Investors LLC and the Registrant dated effective November 1, 2002 amending Lease Agreement between Aetna Life Insurance Company and the Registrant dated June 1, 1999 (3)

10.7	Manufacturing Building Lease Agreement by and between Shanghai China Academic Science High Tech Industrial Park Development Co., Ltd. and RAE Systems (Asia), Ltd., incorporated in Hong Kong, dated September 15, 2001 (1)

10.8	Lease Agreement by and between Shanghai Institute of Metallurgy Research, Chinese Academy of Sciences and WARAE Instrument (Shanghai) Incorporated, incorporated in Jiading, Shanghai, dated January 8, 1999 (1)

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman, LLP

24.1	Power of Attorney (included on signature page)

31.1	Certifications of Robert I. Chen, President and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Donald W. Morgan, Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, for the quarter ended March 31, 2002 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on November 2, 2004 and incorporated herein by reference.
(3)	Previously filed on February 28, 2003 as an exhibit to the Registrant’s annual report on Form 10-K, for the year ended December 31, 2002 and incorporated herein by reference.

RAE Systems Inc.

Consolidated Financial Statements

As of December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

RAE Systems Inc.

We have audited the accompanying consolidated balance sheets of RAE Systems Inc. (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAE Systems Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RAE Systems, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting due to the existence of material weaknesses.

BDO Seidman, LLP

San Jose, California

March 24, 2006

RAE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$13,524,000	$21,566,000
Short-term investments	14,348,000	6,745,000
Trade notes receivable	1,087,000	535,000
Accounts receivable, net of allowance for doubtful accounts of $963,000 and $665,000, respectively	11,707,000	9,934,000
Accounts receivable from affiliate	84,000	119,000
Inventories, net	9,477,000	7,815,000
Prepaid expenses and other current assets	2,773,000	1,558,000
Deferred tax assets	2,869,000	1,578,000

Total Current Assets	55,869,000	49,850,000

Property and Equipment, net	14,911,000	11,287,000
Long Term Investments	1,616,000	4,500,000
Intangible Assets, net	1,782,000	2,150,000
Goodwill	136,000	—
Long Term Deferred Tax Assets	634,000	—
Deposits and Other Assets	867,000	1,172,000
Investment in Unconsolidated Affiliate	449,000	156,000

Total Assets	$76,264,000	$69,115,000

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED ENTITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,979,000	$3,449,000
Accrued liabilities	7,329,000	5,582,000
Notes payable—related parties	759,000	423,000
Income taxes payable	407,000	417,000
Current portion of deferred revenue	2,029,000	1,122,000

Total Current Liabilities	14,503,000	10,993,000

Deferred Revenue, net of current portion	296,000	240,000
Deferred Tax Liabilities	379,000
Other Long Term Liabilities	1,466,000	145,000
Long Term Notes Payable—Related Parties	821,000	1,260,000

Total Liabilities	17,465,000	12,638,000

Commitments and Contingencies

Minority Interest in Consolidated Entities	4,226,000	4,288,000

Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 57,837,843 and 57,315,175 shares issued and outstanding, respectively	58,000	57,000
Additional paid-in capital	56,629,000	53,660,000
Accumulated other comprehensive income	310,000	137,000
Accumulated deficit	(2,424,000)	(1,665,000)

Total Shareholders’ Equity	54,573,000	52,189,000

Total Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity	$76,264,000	$69,115,000

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2004	2003
Net Sales	$60,293,000	$45,540,000	$31,361,000
Cost of Sales	24,654,000	18,504,000	12,105,000

Gross Profit	35,639,000	27,036,000	19,256,000

Operating Expenses:
Sales and marketing	16,594,000	10,268,000	7,278,000
Research and development	5,303,000	4,295,000	2,983,000
General and administrative	13,303,000	8,959,000	5,236,000
Loss on abandonment of lease	2,027,000	—	—

Total Operating Expenses	37,227,000	23,522,000	15,497,000

(Loss) Income from Operations	(1,588,000)	3,514,000	3,759,000

Other Income (Expense):
Interest income	641,000	333,000	31,000
Interest expense	(180,000)	(17,000)	(32,000)
Other, net	25,000	194,000	(38,000)
Equity in loss of unconsolidated affiliate	(196,000)	(353,000)	(276,000)

Total Other Income (Expense)	290,000	157,000	(315,000)

(Loss) Income Before Income Taxes and Minority Interest	(1,298,000)	3,671,000	3,444,000

Income Taxes	(477,000)	983,000	706,000

(Loss) Income Before Minority Interest	(821,000)	2,688,000	2,738,000
Minority interest in loss (income) of consolidated subsidiaries	62,000	(353,000)	—

Net (Loss) Income	$(759,000)	$2,335,000	$2,738,000

Basic (Loss) Earnings Per Common Share	$(0.01)	$0.04	$0.06

Diluted (Loss) Earnings Per Common Share	$(0.01)	$0.04	$0.06

Weighted-average common shares outstanding	57,687,714	55,809,638	46,179,770
Stock options	—	4,326,054	3,045,399

Diluted weighted-average common shares outstanding	57,687,714	60,135,692	49,225,169

See accompanying notes to consolidated financial statements.

RAE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
Balances, December 31, 2002	45,516,675	$46,000.00	$17,956,000	$(517,000)	$—	$(6,738,000)	$10,747,000
Components of comprehensive income:
Net income	—	—	—	—	—	2,738,000	2,738,000
Foreign currency translation adjustments	—	—	—	—	7,000	—	7,000

Total comprehensive income							2,745,000

Issuance of common stock due to exercise of stock options	692,775	1,000	128,000	—	—	—	129,000
Issuance of common stock due to exercise of warrants	632,814	—	66,000	—	—	—	66,000
Cancellation of shares	(17,638)	—	—	—	—	—	—
Common stock warrants granted for services	—	—	331,000	—	—	—	331,000
Adoption of fair value recognition provisions for stock-based employee compensation	—	—	(517,000)	517,000	—	—	—
Compensation expense under fair value accounting of common stock options	—	—	789,000	—	—	—	789,000

Balances, December 31, 2003	46,824,626	47,000	18,753,000	—	7,000	(4,000,000)	14,807,000
Components of comprehensive income:
Net income	—	—	—	—	—	2,335,000	2,335,000
Foreign currency translation adjustments	—	—	—	—	130,000	—	130,000

Total comprehensive income							2,465,000

Issuance of common stock due to exercise of stock options	1,338,471	1,000	618,000	—	—	—	619,000
Issuance of common stock due to exercise of warrants	1,039,078	1,000	12,000	—	—	—	13,000
Proceeds from the sale of common stock, net of offering costs of $370,000	8,050,000	8,000	31,782,000	—	—	—	31,790,000
Compensation expense under fair value accounting of common stock options	—	—	1,404,000	—	—	—	1,404,000
Issuance of common stock due to exercise of restricted stock	63,000	—	50,000	—	—	—	50,000
Tax benefits from exercise of stock options	—	—	1,041,000	—	—	—	1,041,000

Balances, December 31, 2004	57,315,175	57,000	53,660,000	—	137,000	(1,665,000)	52,189,000
Components of comprehensive (loss):
Net loss	—	—	—	—	—	(759,000)	(759,000)
Foreign currency translation adjustments	—	—	—	—	173,000	—	173,000

Total comprehensive (loss)							(586,000)

Issuance of common stock due to exercise of options	522,668	1,000	324,000	—	—	—	325,000
Compensation expense under fair value accounting of common stock options	—	—	1,970,000	—	—	—	1,970,000
Adjustment to carrying value of investment in unconsolidated entity	—	—	489,000	—	—	—	489,000
Tax benefits from exercise of stock options	—	—	186,000	—	—	—	186,000

Balances, December 31, 2005	57,837,843	$58,000	$56,629,000	$—	$310,000	$(2,424,000)	$54,573,000

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows From Operating Activities:
Net (Loss) Income	$(759,000)	$2,335,000	$2,738,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,143,000	991,000	753,000
Provision for doubtful accounts	313,000	489,000	38,000
Loss on disposal of fixed assets	41,000	—	—
Inventory reserve	439,000	428,000	253,000
Compensation expense under fair value accounting of common stock options	1,970,000	1,404,000	789,000
Common stock warrants granted for services	69,000	165,000	331,000
Equity in loss of unconsolidated affiliate	196,000	353,000	276,000
Minority interest in loss of consolidated subsidiary	(62,000)	353,000	—
Stock option income tax benefits	186,000	1,041,000	—
Deferred income taxes	(1,925,000)	(810,000)	(441,000)
Discount on notes payable	(141,000)	—	—
Loss on abandonment of lease	2,027,000	—	—
Changes in operating assets and liabilities, net of effects of deconsolidation:	—	—
Accounts receivable	(2,091,000)	(2,784,000)	(2,942,000)
Accounts receivable from affiliate	35,000	(119,000)	—
Trade notes receivable	(535,000)	(535,000)	—
Inventories	(2,026,000)	(2,627,000)	(717,000)
Prepaid expenses and other current assets	(1,248,000)	(832,000)	(360,000)
Deposit and other	301,000	5,000	—
Accounts payable	494,000	1,019,000	669,000
Accounts payable to affiliate		(594,000)	(164,000)
Accrued expenses	1,250,000	3,008,000	470,000
Income taxes payable	(13,000)	(580,000)	(778,000)
Deferred revenue	939,000	439,000	(9,000)
Other long-term liabilities	(235,000)	58,000	75,000

Net Cash Provided By Operating Activities	1,368,000	3,207,000	981,000

Cash Flows From Investing Activities:
Investments	(4,707,000)	(11,245,000)	—
Proceeds from business acquisition	—	377,000	—
Acquisition of property and equipment	(4,855,000)	(9,273,000)	(474,000)
Purchased intangibles	—	(77,000)	—
Deposits and other	—	(791,000)	(245,000)

Net Cash (Used In) Investing Activities	(9,562,000)	(21,009,000)	(719,000)

Cash Flows From Financing Activities:
Notes payable—related parties	—	(435,000)	—
Proceeds from the exercise of stock options and warrants	325,000	682,000	195,000
Proceeds from the sale of common stock	—	32,160,000	—
Bank borrowing	—	(120,000)	—
Offering costs	—	(370,000)	—
Payment on capital lease obligation	(217,000)	(122,000)	(145,000)
Proceeds from minority shareholder investment	—	21,000	—

Net Cash Provided By Financing Activities	108,000	31,816,000	50,000

Effect of exchange rate changes	44,000	40,000	7,000

Net Increase in Cash and Cash Equivalents	(8,042,000)	14,054,000	319,000

Cash and Cash Equivalents, beginning of period	21,566,000	7,512,000	7,193,000

Cash and Cash Equivalents, end of period	$13,524,000	$21,566,000	$7,512,000

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income taxes	$1,833,000	$726,000	$1,893,000
Interest	$8,000	$17,000	$26,000
Noncash Investing and Financing Activities:
Exchange of warrants for common stock	—	$1,532,000	$988,000
Capital leases entered into for equipment	—	$217,000	—
Acquisitions:
Fair value of assets acquired	$243,000	$7,890,000	—
Liabilities assumed	$243,000	$3,976,000	—
Minority interest	—	$3,914,000	—

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

(a) The Company

RAE Systems Inc. (the “Company”), a Delaware company, develops and manufactures chemical and radiation detection monitors and networks for homeland security and industrial applications. The Company’s products are based on proprietary technology, and include portable, wireless and fixed chemical detection monitors and gamma and neutron detectors.

(b) Principles of Consolidation

The Consolidated Financial Statements include the accounts of RAE and its subsidiaries as described below. RAE owns 100% of RAE Systems Europe ApS (“RAE Europe”) and RAE Systems (Asia) Limited (“RAE Asia”). RAE Europe is a Denmark corporation which distributes and provides services for RAE’s products in Europe, Australia and New Zealand, and throughout the Middle East. RAE Europe owns (i) 100% of RAE United Kingdom Limited (“RAE UK”) and (ii) 49% of RAE France (“RAE France”). Both RAE UK and RAE France are distribution companies. RAE Asia is a Hong Kong holding company. RAE Asia owns (i) 100% of RAE Systems (Shanghai) Incorporated (“RAE Shanghai”), (ii) 100% of RAE Systems (Hong Kong) Limited (“RAE Hong Kong”) and (iii) 64% of RAE KLH (Beijing) Co., Ltd, formerly known as Beijing Ke Li Heng Security Equipment Co., Ltd (“KLH”). RAE Shanghai, which is incorporated in Jiading, Shanghai, designs and manufactures RAE’s products for final assembly and testing in the United States. RAE Hong Kong distributes and provides services for RAE Systems’ products in Asia and the Pacific Rim. KLH is a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment and also serves as a distributor of RAE products. All significant intercompany accounts and transactions have been eliminated.

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate the estimates, including those related to our allowance for doubtful accounts, valuation of goodwill and intangible assets, valuation of deferred tax assets, restructuring costs, contingencies, inventory valuation, warranty accrual and the stock compensation expense. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

(d) Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory). Revenues related to services performed under the Company’s extended warranty program represent less than 5% of net revenues in each of 2005, 2004 and 2003 and are recognized as earned based upon contract terms, generally ratable over the term of service. We record project installation work that is performed in China using the percentage-of-completion method. Installation

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue represents less than 4% of net revenue in 2005, 2004 and 2003. Net sales include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping fees represent less than 1% of net revenues in each of 2005, 2004 and 2003. Shipping costs are included in cost of goods sold.

(e) Cash and Cash Equivalents

The Company considers all highly liquid investments having original maturities of 90 days or less to be cash equivalents.

(f) Accounts Receivable, Trade Notes Receivable and Allowance for Doubtful Accounts

The Company grants credit to its customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustments history, current economic conditions and other factors that deserve recognition in estimating potential losses. The Company generally does not require collateral for sales on credit. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management’s control. If there was a deterioration of a major customer’s credit-worthiness, or if actual defaults were higher than what has been experienced historically, then additional allowances would be required.

Trade notes receivables are presented to the Company from some of our customers in China as a payment against the outstanding trade receivables. These notes receivables are bank guarantee promissory notes which are non-interest bearing and generally mature within six months.

(g) Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market. The Company is exposed to a number of economic and industry factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in the market, competitive pressures in products and prices, and the availability of key components from its suppliers. The Company has established inventory reserves when conditions exist that suggest that its inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for its products and market conditions. When recorded, reserves are intended to reduce the carrying value of the inventory to its net realizable value. If actual demand for specified products deteriorates, or market conditions are less favorable than those projected, additional reserves may be required.

(h) Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is provided using the straight–line method over the related estimated useful lives, as follows:

Buildings	20 to 25 years

Equipment	3 to 10 years

Furniture and fixtures	5 to 7 years

Computers and software	3 to 5 years

Automobiles	5 years

Building improvements	Lesser of useful life or remaining lease term

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) Warranty Repairs

The Company sells the majority of its products with a twelve month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts the amounts in accordance with changes in these factors.

(j) Research and Development

Research and development costs incurred by the Company are expensed as incurred.

(k) Advertising Costs

The Company expenses the costs of advertising as incurred. During the years ended December 31, 2005, 2004 and 2003, advertising expense was $1,086,000, $1,026,000 and $1,062,000, respectively.

(l) Income Taxes

The Company reports income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. A valuation allowance is provided against the deferred tax assets to the extent that management is unable to conclude that it is more likely than not that the deferred tax assets will be realized.

(m) Long–Lived Assets

The Company periodically reviews its long–lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its estimated fair value.

(n) Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash and Cash Equivalents, Accounts Receivable, Trade Notes Receivables, Accounts Receivables from Affiliate, Accounts Payable, Accrued Expenses, Inventory Purchase Obligations:

The carrying amount reported in the balance sheet for these items approximates fair value because of the short maturity of these instruments. In addition, for inventory purchase obligations, the carrying value approximates fair value based on market rates for comparable products.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Investments:

The fair value of investments is determined using quoted market prices for those securities or similar financial instruments. Management accounts for its debt investments as held-to-maturity.

•	Lines of Credits:

The Company has two lines of credit available for future growth, which in the aggregate total $10 million. We are currently in compliance with the debt financial covenants such as debt /worth ratio and working capital requirements and non-financial covenants. We have these lines available to us in full. At present, there are no amounts outstanding under these agreements.

•	Notes Payable—Related Parties:

Carrying value of notes payable—related parties approximates fair value as the Company has discounted these non interest bearing notes payables at an interest rate commensurate with commercial borrowing rate available to the Company in China.

As of December 31, 2005 and 2004, the fair values of the Company’s financial instruments approximate their historical carrying amounts.

(o) Translation of Foreign Currencies

Assets and liabilities of non-U.S. subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to the accumulated other comprehensive income in shareholders’ equity. Income and expense accounts are translated at average exchange rates during each period. Foreign currency transaction gains and losses are recorded in other income (loss), net. The functional currency is the local currency for all non-U.S. subsidiaries.

(p) Stock-Based Incentive Programs

The Company applies the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to its stock option plans for the years ended December 31, 2005, 2004 and 2003. The Company estimates the fair value of stock options at the grant date using the Black-Scholes option valuation model with the following assumptions used:

December 31,	2005	2004	2003
Weighted average expected life of options	5	5	5
Weighted average risk free interest rate	4.12%	3.27%	3.07%
Weighted average volatility	94%	103%	94%
Weighted average dividend yield	0%	0%	0%

Total stock-based compensation for the year ended December 31, 2005, 2004 and 2003 was $1,970,000, $1,404,000 and $789,000, respectively.

(q) Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Anti-dilutive shares excluded from diluted earnings per share calculation for 2005, 2004 and 2003 were 5,948,755, 3,898,448, and 3,759,257, respectively.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(r) Retained Earnings

Included in retained earnings was $1,469,000 of restricted retained earnings. The Company complies with the Chinese statutory rules regarding profit appropriation and the restricted funds are to be used for specific purposes as defined by the Ministry of Finance Department of China. These funds are not available to the Company for use in operations.

(s) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company will apply the requirements of SFAS 154 on any changes in principle made on or after January 1, 2006.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R. As a result, SFAS No. 123R will be effective for the Company beginning January 1, 2006, and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The Company is currently assessing the impact of this statement on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS Statement No. 151, Inventory Costs, an amendment of the Accounting Research Bulletin (ARB) No. 43, Chapter 4. Under FASB Statement No. 151, all abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company beginning January 1, 2006. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows because the company already follows procedures comparable to those described in SFAS 151.

(t) Segment Reporting

Our operating divisions consist of geographically based entities in the Americas, China, the rest of Asia and Europe. All such operating divisions have similar economic characteristics, as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and accordingly, we operate in one reportable segment for the years ended December 31, 2005, 2004 and 2003.

(u) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Mergers and Acquisitions

On May 27, 2004, the Company invested $9 million in cash for a 64% interest in Beijing Ke Li Heng Security Equipment Co., Ltd. (“KLH”). KLH is a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment. The results of KLH’s operations have been included in the consolidated financial statements of the Company since May 27, 2004.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Amount
Current assets	$13,814,000
Intangible assets	$2,454,000
Goodwill	$136,000
Non-current assets	$54,000
Properly and equipment, net	$981,000

Assets	$17,439,000

Current liabilities	$(2,867,000)
Long-term liabilities	$(1,352,000)

Liabilities	$(4,219,000)

Minority Interest	$(3,914,000)

Purchase Price (including transaction costs of $306,000)	$9,306,000

The purchase price allocation was finalized in 2005 after the completion of a study by an independent appraisal firm. The Company recorded an additional $107,000 of intangible assets, $136,000 of goodwill and $243,000 of long-term liabilities (included in long-term liabilities) in the fourth quarter of 2005. The goodwill is not expected to be deductible for income tax purposes. See note 15 for additional disclosure.

3.    Investments

Management accounts for its investments as held-to-maturity. The break down is as follows:

	Current December 31,		Noncurrent December 31,
	2005	2004	2005	2004
Certificate of Deposit	$6,067,000	—	—	—
US Treasury Bonds & Notes	$2,918,000	$2,145,000	—	$500,000
US Government Agencies	$3,269,000	$3,900,000	$1,600,000	$1,300,000
Mortgage Backed Securities	$2,094,000	—	—	$1,700,000
Corporate Bonds	—	$700,000	—	$1,000,000
Other	—	—	$16,000	—

	$14,348,000	$6,745,000	$1,616,000	$4,500,000

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the maturities of the Company’s fixed income securities at December 31, 2005:

Years to Maturity	Amount
Less than one year	$14,348,000
One to five years	$1,616,000

$15,964,000

The fair value of held-to-maturity debt securities at December 31, 2005 and 2004 approximates cost.

4.    Inventories

Inventories consist of the following:

December 31,	2005	2004
Raw materials	$2,862,000	$4,001,000
Work-in-progress	$2,286,000	$544,000
Finished goods	$3,378,000	$3,270,000
Others	$951,000	—

	$9,477,000	$7,815,000

5.    Property and Equipment

A summary of property and equipment follows:

December 31,	2005	2004
Buildings and building improvements	$7,824,000	$8,390,000
Land	$3,220,000	—
Equipment	$2,757,000	$2,734,000
Computer & software	$2,015,000	$1,577,000
Automobiles	$851,000	$1,245,000
Furniture and fixtures	$669,000	$573,000
Construction in progress	$993,000	—

	$18,329,000	$14,519,000
Less: accumulated depreciation	$3,418,000	$3,232,000

	$14,911,000	$11,287,000

Depreciation expense for the years ended December 31, 2005, 2004 and 2003, was $1,559,000, $720,000 and $753,000, respectively. Construction in progress primarily represents cost to implement an Oracle ERP system. The estimated additional cost to complete the project is $700,000 to be incurred in 2006.

6.    Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets. The Company recorded goodwill as a result of the investment in KLH in the amount of $136,000. No goodwill was impaired at December 31, 2005, as a result of the required annual impairment review.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intangible assets and accumulated amortization balances at December 31, 2004, were $2,424,000 and $274,000 respectively. The majority of intangible assets, related to the KLH investment, and the components of the purchased intangible assets were as follows:

December 31, 2005	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$568,000	$300,000	$268,000
Trade name	$971,000	$220,000	$751,000
Patent	$915,000	$207,000	$708,000
Other	$76,000	$21,000	$55,000

Total	$2,530,000	$748,000	$1,782,000

All of the Company’s purchased intangible assets other than goodwill are subject to amortization. The weighted average life is 5.32 years. Amortization expense calculated using the straight line method for years ended December 31, 2005, 2004 and 2003, was $474,000, $274,000 and $0, respectively. Estimated future amortization expense is shown in the following table:

Expected future amortization expense
2006	$476,000
2007	$366,000
2008	$287,000
2009	$269,000
2010	$269,000
Thereafter	$115,000

Total	$1,782,000

7.    Accrued Liabilities

Accrued liabilities as of December 31, 2005 and 2004 are summarized as follows:

December 31,	2005	2004
Compensation and related benefits	$2,120,000	$2,373,000
Accrued commissions	$1,415,000	$391,000
Legal and professional	$1,269,000	$705,000
Warranty reserve	$377,000	$490,000
Construction retainer	—	$730,000
Taxes other than income tax	$616,000	—
Abandonment of lease (see note 9)	$482,000	—
Marketing and advertising	$177,000	—
Others	$873,000	$893,000

	$7,329,000	$5,582,000

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Income Taxes

(Loss) income before income taxes and minority interest comprises:

Year Ended December 31,	2005	2004	2003
U.S.	$(752,000)	$2,503,000	$2,607,000
Foreign	$(546,000)	$1,168,000	$837,000

	$(1,298,000)	$3,671,000	$3,444,000

Income tax (benefit) expense comprises:

Year Ended December 31,	2005	2004	2003
Current:
Federal	$775,000	$1,190,000	$923,000
State	$1,000	$1,000	$2,000
Foreign	$672,000	$604,000	$221,000

	$1,448,000	$1,795,000	$1,146,000

Deferred:
Federal	$(1,134,000)	$(839,000)	$(488,000)
State	$(472,000)	$58,000	$48,000
Foreign	$(319,000)	$(31,000)	—

	$(1,925,000)	$(812,000)	$(440,000)

Total provision for income taxes	$(477,000)	$983,000	$706,000

The following summarizes the differences between the income tax expense and the amount computed by applying the Federal income tax rate in 2005, 2004, and 2003, to income before income taxes:

Year Ended December 31,	2005	2004	2003
Federal income tax (benefit) at statutory rate	$(441,000)	$1,115,000	$1,167,000
Nondeductible expenses	$241,000	$248,000	$360,000
Effects of foreign operations	$313,000	$296,000	$(12,000)
Release of prior year tax liability	—	—	$(574,000)
Change in valuation allowance	$(376,000)	$(583,000)	$(222,000)
Federal tax credits	$(73,000)	$(132,000)	$(47,000)
State income taxes, net of federal benefit	$(141,000)	$39,000	$294,000
State tax credits	—	—	$(260,000)

Provision For Taxes	$(477,000)	$983,000	$706,000

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities as of December 31, 2005 and 2004, were comprised of the following:

Year Ended December 31,	2005	2004
Deferred tax assets:
Fixed assets	$14,000	—
Allowance for doubtful accounts	$62,000	$76,000
Inventories	$265,000	$160,000
Accrued vacation	$198,000	$169,000
Other accruals	$2,139,000	$1,015,000
Capitalized research and development	$959,000	$1,126,000
Unrealized foreign losses	$995,000	$320,000
State income taxes and credits	$(252,000)	$35,000
Valuation allowance	$(877,000)	$(1,253,000)

Total Deferred Tax Assets	$3,503,000	$1,648,000

Deferred tax liabilities:
Fixed assets	—	(70,000)
Intangibles	$(379,000)	—

Total Deferred Tax Liabilities	$(379,000)	$(70,000)

Net deferred tax assets	$3,124,000	$1,578,000

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

We have recorded a valuation allowance of $877,000 as of December 31, 2005, due to uncertainties related to our ability to utilize our net deferred tax assets, primarily consisting of certain net operating losses carried forward from our foreign entities. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

The Internal Revenue Service (IRS) is currently auditing the Company’s federal income tax returns for fiscal year 2003. Final proposed adjustments have not been received. Management believes the ultimate outcome of the IRS audit will not have a material adverse impact on the Company’s financial position or results of operations.

U.S. income taxes were provided for deferred taxes on undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in such companies. There has been no provision for U.S. income taxes for the remaining undistributed earnings of approximately $2,583,000 as of December 31, 2005, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. On October 22, 2004, the American Job Creation Act of 2004 (the “Act”) was signed into law. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. With respect to the repatriation provision, we continue to evaluate the potential benefits as compared to the cost.

As of December 31, 2005, the Company had research credit carry-forwards of $411,000 for California income tax purposes. The California credits are not subject to expiration under current California tax law.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments and Contingencies

(a) Legal Proceedings

From time to time, the Company is engaged in various legal proceedings incidental to its normal business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations or cash flows. A motion was filed on June 17, 2005, by Polimaster Ltd. and Na & SE Trading Co. Limited, for an injunction that would prevent RAE Systems from shipping its Gamma RAE II product and prohibiting RAE from making any additional sales of products in its possession licensed from Polimaster Ltd. and Na & SE Trading Co. Limited, pending resolution of arbitration between the parties. The motion was denied on September 6, 2005. While this claim may be subject to arbitration in accordance with the original contract between the parties, we do not expect it to have a material effect upon our business or results of operations.

(b) Operating leases

The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the years ended December 31, 2005, 2004 and 2003 was $624,000, $809,000 and $666,000, respectively. Future minimum lease payments for each of the next five years from 2006 through 2010, excluding the Sunnyvale, California abandoned building lease, as described below, are $310,000, $56,000, $38,000, $32,000 and $0, respectively.

In December 2004, the Company purchased the property located at 3775 North First Street in San Jose, California. The lease related to our previous headquarters in Sunnyvale, California was written-off as of the second quarter of 2005. The total loss on abandonment of the lease was approximately $2 million. Future discounted lease payments related to the Sunnyvale building have been included in accrued expenses totaling $482,000 and other long term liabilities totaling $1,466,000 at December 31, 2005. Future minimum lease payments for each of the next four years from 2006 through 2009 are $495,000, $528,000, $627,000 and $556,000, respectively. The discount rate used was 4.85% and the liability was not reduced for any anticipated future sublease income. Based upon broker estimates of current real estate market conditions and other factors, it was considered more likely than not that any potential sublease income would be offset by brokerage, refurbishment and other costs to make the facility ready for a sublease.

(c) Purchase obligations

The Company has agreements with suppliers and other parties to purchase inventories and other goods and services. The Company estimated its non-cancelable obligations under these agreements in 2006, 2007, 2008, 2009 and 2010, to be approximately $3,682,000, $282,000, $161,000, $43,000, and $3,000, respectively. All non-cancelable obligations related to inventories are expected to be delivered within the next 12 months. The Company periodically reviews the carrying value of its inventories and non-cancelable purchase commitments by evaluating material usage requirements and forecasts and estimates inventory obsolescence, excess quantities and any expected losses on purchase commitments. The Company may record charges to write down inventory due to excess, obsolete and slow moving inventory and lower of cost or market based on an analysis of the impact of changes in technology, estimates of future sales volumes and market value estimates. There was no loss accrued related to current purchase obligations. However, any additional write downs of inventories, if any, may negatively affect gross margins in future periods.

(d) Guarantees

The Company is permitted under Delaware law and in accordance with its Bylaws to indemnify its officers and directors of certain events or occurrences, subject to certain limits, while the officer is or was serving at the

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of our insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal.

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

(e) Product Warranties

The Company sells the majority of its products with a twelve month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. At December 31, 2005 and 2004, the warranty reserve recorded in accrued expenses was $377,000 and $490,000, respectively.

Summary of Obligations

The following table quantifies our known contractual obligations in tabular form as of December 31, 2005:

	Total	2006	2007	2008	2009	2010	Thereafter
Contractual Obligations:
Operating Lease Obligations	$2,642,000	$805,000	$584,000	$665,000	$588,000	$—	$—
Open Purchase Orders	4,171,000	3,682,000	282,000	161,000	43,000	3,000	—
Notes Payable—Related Parties (1)	1,294,000	398,000	398,000	249,000	249,000	—	—

TOTAL	$8,107,000	$4,885,000	$1,264,000	$1,075,000	$880,000	$3,000	$—

(1)	In conjunction with KLH investment, a note payable was established for the previous KLH shareholders as part of the purchase price negotiation. The obligation is described below in the Related Party Transactions section. Payments listed above include principal and interest.

10.    Employee Benefit Plans

The Company has a defined contribution 401(k) plan (the “Plan”) for its domestic employees. The Plan is available to all employees who have reached the age of 21 and who have completed three months of service with the Company. Under the Plan, eligible employees may contribute a portion of their salaries to the Plan. The Company’s contributions are determined based on matching 25% of the first 6% of the covered employee’s salary, subject to statutory maximum levels. Contributions to the Plan totaled $108,000, $92,000 and $74,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

11.    Concentrations

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its domestic and foreign cash

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and cash equivalents with large financial institutions. Domestic cash balances are insured by the Federal Deposit Insurance Company up to $100,000 per financial institution. As of December 31, 2005 and 2004, the Company had deposits in excess of insured limits of $5,906,000 and $11,566,000, respectively. The Company also had deposits at several foreign financial institutions, which are not insured, that aggregated $7,518,000 and $9,900,000 as of December 31, 2005 and 2004, respectively.

A significant portion of the Company’s revenues and accounts receivable are derived from sales made to distributors located primarily throughout North America, as well as Asia and Europe. The following table presents certain data by geographic area:

Year ended December 31,	2005	2004	2003
Net sales to customers
Americas (1)	$33,902,000	$29,901,000	$23,765,000
Europe	$6,489,000	$4,549,000	$3,526,000
China	$18,197,000	$9,141,000	$2,447,000
Rest of Asia	$1,705,000	$1,949,000	$1,623,000

Total consolidated net sales to customers	$60,293,000	$45,540,000	$31,361,000

December 31,	2005	2004
Property and equipment, net
Americas	$7,724,000	$5,805,000
Europe	$53,000	$49,000
China	$7,079,000	$5,396,000
Rest of Asia	$55,000	$37,000

Total property and equipment, net	$14,911,000	$11,287,000

(1)	Americas revenue included sales to customers in the United States, Canada and Latin American countries. Sales to Canada and Latin American countries represent less than 3% of total Americas sales.

During fiscal 2005, 2004 and 2003, 30%, 20% and 8%, respectively, of our revenues were derived from our sales to China. No individual customer comprised more than 10% of consolidated net sales in 2005, 2004, and 2003. The Company believes any risk of loss is significantly reduced due to the diversity in customers, geographic sales areas and the Company’s credit policy of establishing payment terms and credit limits based on a risk analysis. The Company performs credit evaluations of its customers’ financial condition whenever necessary and generally does not require cash collateral.

In 2005 and 2004, approximately 52% and 51%, respectively, of the property and equipment is located in the Americas and 47% and 48%, respectively, is located in China.

12.    Shareholders’ Equity

Common Stock

On January 28, 2004, the Company closed a public offering of 8,050,000 shares of its common stock at $4.25 per share, less the applicable underwriting discount. The net proceeds, which approximated $31.8 million, have been and will continue to be used for potential mergers and acquisitions, working capital and for general corporate purposes.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

Since 2002, the Company has warrants outstanding to purchase the Company’s common stock. A summary of the Company’s warrants as of December 31, 2005, 2004 and 2003 and changes during 2005 and 2004 are presented in the following tables:

Exercise Price	Warrants Outstanding as of December 31, 2004	Expired 2005	Exercised 2005	Warrants Outstanding as of December 31, 2005	Expiration date
$ 0.74	264,551	(264,551)	—	—	Apr-05
$ 1.07	450,000	—	—	450,000	Jun-07
$ 1.19	10,000	(10,000)	—	—	Apr-05
$ 1.98	61,729	(61,729)	—	—	Oct-05
$ 8.51	388,008	(388,008)	—	—	Jun-05
$22.68	2,719,004	(2,719,004)	—	—	Jan-05

	3,893,292	(3,443,292)	—	450,000

Exercise Price	Warrants Outstanding as of December 31, 2003	Expired 2004	Exercised 2004	Warrants Outstanding as of December 31, 2004	Expiration date
$ 0.54	24,000	—	(24,000)	—	Apr-07
$ 0.74	264,551	—	—	264,551	Apr-05
$ 1.07	450,000	—	—	450,000	Jun-07
$ 1.19	1,295,000	—	(1,285,000)	10,000	Apr-05
$ 1.98	61,729	—	—	61,729	Oct-05
$ 8.51	388,008	—	—	388,008	Jun-05
$22.68	2,719,004	—	—	2,719,004	Jan-05
$24.83	47,565	(47,565)	—	—	Aug-04

	5,249,857	(47,565)	(1,309,000)	3,893,292

Non-Plan Stock Options

In 2002, the Company granted certain of its Directors Non-Plan Options to purchase 400,000 shares of non-plan restricted stock at a weighted-average exercise price of $0.985. The options vest 25% after one year with the remainder vesting monthly over the following three years and are exercisable over ten years. In 2004, the Company issued 63,000 shares of non-plan restricted stock due to the exercise of such options. As of December 31, 2005, the Company had 337,000 non-plan options outstanding with a weighted average exercise price of $1.02. 313,558 options were exercisable as of December 31, 2005, and had a remaining contractual life of six years.

Stock Option Plan

In August 1993, the Company’s Board of Directors adopted the 1993 Stock Option Plan and in May 2002, the Board of Directors adopted the 2002 Stock Option Plan (collectively the “Plans”). The Plans authorize the grant of options to purchase shares of common stock to employees, directors, and consultants of the Company and its affiliates. The Plans feature both incentive and non-statutory options.

Incentive options may be granted at not less than 100% of the fair market value per share, and non-statutory options may be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors or committee thereof, except for options granted to a person owning greater than 10%

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the outstanding stock, for which the exercise price must not be less than 110% of the fair market value. Options granted under the Plans generally vest 25% after one year with the remainder vesting monthly over the following three years and are exercisable over ten years.

As of December 31, 2005, the Company has reserved 299,298 shares of common stock for issuance under the 1993 Stock Option Plan and 2,402,256 shares of common stock for issuance under the 2002 Stock Option Plan. As of December 31, 2005, the Company had 1,684,034 shares of common stock available for future grant under the 2002 Stock Option Plan.

A summary of the status of the Company’s stock option plan as of December 31, 2005, 2004 and 2003 and changes during the years then ended is presented in the following table:

	Options Outstanding
	December 31, 2005		December 31, 2004		December 31, 2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning	3,105,494	$2.57	4,046,683	$1.18	3,453,441	$0.45
Granted	514,500	$3.63	1,004,000	$5.40	1,705,244	$2.19
Exercised	(522,668)	$0.62	(1,338,471)	$0.46	(692,775)	$0.19
Cancelled	(395,772)	$4.07	(606,718)	$2.63	(419,227)	$0.88

Ending	2,701,554	$2.92	3,105,494	$2.57	4,046,683	$1.18

Exercisable at year-end	1,602,044		1,285,604		1,521,968

Weighted-average fair value of options granted during the period:		$2.80		$4.59		$1.68

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Prices	Number Exercisable	Weighted- Average Exercise Prices
$ 0.01-0.50	307,042	5.56	$0.08	307,042	$0.08
$ 0.51-1.00	209,181	6.94	$0.59	172,493	$0.59
$ 1.01-1.50	590,175	6.54	$1.08	492,164	$1.07
$ 1.51-3.00	—	—	$—	—	$—
$ 3.01-3.50	684,490	8.48	$3.20	220,454	$3.27
$ 3.51-4.00	50,000	9.77	$3.65	—	$—
$ 4.01-4.50	25,000	9.56	$4.16	—	$—
$ 4.51-5.00	342,500	8.29	$4.92	181,456	$4.92
$ 5.01-5.50	324,166	8.24	$5.29	176,457	$5.28
$ 5.51-6.00	—	—	$—	—	$—
$ 6.01-6.50	69,000	8.89	$6.42	26,978	$6.46
$ 6.51-7.50	—	—	$—	—	$—
$ 7.51-8.00	100,000	8.98	$7.81	25,000	$7.81

	2,701,554		$2.92	1,602,044	$2.23

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about stock options outstanding at December 31, 2005, with exercise price less than or above the closing price at December 31, 2005, $3.51 per share, is as follows:

	Exercisable		Unexercisable		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Stock Options
Less than $3.51	1,192,153	1.15	598,735	2.68	1,790,888	1.66
Above $3.51	409,891	5.35	500,775	5.42	910,666	5.39

Total Oustanding	1,602,044		1,099,510		2,701,554

13.    Investments in Other Entities

The Company accounts for its 36% ownership in Renex Technologies Ltd.(“Renex”), a Hong Kong company, using the equity method starting January 1, 2002. The Company’s total investment in Renex at December 31, 2005 and 2004, was $449,000 and $156,000, respectively. For the years ended December 31, 2005, 2004 and 2003, the Company recorded losses in Renex of $196,000, $353,000 and $276,000, respectively.

Renex Technologies, Ltd.’s financial information, derived from its unaudited financial statements, is as follows:

December 31,	2005	2004
Current assets	$1,053,000	$1,553,000
Noncurrent assets	$328,000	$385,000

Total Assets	$1,381,000	$1,938,000

Current liabilities	$133,000	$159,000

Total Liabilities	$133,000	$159,000

Year ended December 31,	2005	2004	2003
Gross Revenue	$444,000	$216,000	$59,000
Gross Loss	$(600,000)	$(983,000)	$(766,000)
Net loss	$(542,000)	$(981,000)	$(765,000)

In June 2004, the Company entered into an agreement with Renex to develop six prototype RAELink modems for a price of $95,000 and to pay a royalty fee of 7.5% for all products sold for which Renex’s intellectual property is used. A sum of $29,000 was paid in 2004 and $66,000 was paid in 2005. During 2005 and 2004, the Company made royalty payments amounting to $70,000 and $0, respectively. In 2005, 2004 and 2003, the Company purchased $28,000, $7,000 and $2,000, respectively, of inventory items from Renex and sold $48,000, $108,000 and $286,000 of inventory items to Renex. The Company also paid $139,000 to Renex for a research project. Accounts receivable due from Renex at December 31, 2005 and 2004 was $84,000 and $119,000, respectively.

The Company recorded $489,000 of investment and additional paid in capital in the fourth quarter of 2005 to adjust the prior year investment balance to properly reflect the carrying value of its investment and its prorata share of the net equity of Renex.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Related Party Transactions

In September 2004, the Company entered into an agreement with Shanghai Simax Technology Co. Ltd. (“Simax”) to finance the design of a benzene-specific gas detection module (GC-PID) in the amount of $100,000 which was paid in 2005. RAE Systems has the right to use the technology in any of our future products. The Company is to pay a royalty fee of 5% of all GC-PID products sold. To date, there have been no royalty payments for this technology. Total purchase of raw materials from Simax in 2005, 2004 and 2003 was $29,000, $0 and $0, respectively. There was no outstanding balance due to Simax at December 31, 2005 and 2004. Dr. Peter C. Hsi, the Company’s Chief Technology Officer was the acting general manager for Simax until his resignation in December 2004. Dr. Hsi has no equity ownership in Simax.

In conjunction with the KLH investment, an unsecured note payable was established for the previous KLH shareholders as part of the purchase price agreement. As of December 31, 2005 and 2004, $759,000 and $423,000, respectively, were included in notes payable—related party account and $821,000 and $1,260,000, respectively, were included in long term notes payable—related party account. The notes were non interest bearing and were recorded at net present value using a discounted interest rate of 5.5%. A sum of $434,000 will be due on demand after December 31, 2005. In addition, the future payment plan for each of the next four years from 2006 through 2009 is $398,000, $398,000, $249,000 and $249,000, respectively.

The Company’s Director of Information Systems, Lien Chen, the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary of $96,000 for 2005 and 2004, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions, regarding Ms. Chen, are performed in the same manner as other U.S. employees with Robert Chen the final approval signatory on compensation recommendations.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Quarterly Information (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	First Quarter	Second (1) Quarter	Third Quarter	Fourth (2) Quarter	2005
Net Revenues	$12,248,000	$13,624,000	$16,152,000	$18,269,000	$60,293,000
Gross Profit	$7,183,000	$8,345,000	$9,658,000	$10,453,000	$35,639,000
Income from operations	$194,000	$(2,847,000)	$842,000	$223,000	$(1,588,000)
Net Income	$94,000	$(1,341,000)	$397,000	$91,000	$(759,000)
Earnings per common share:
Basic:	$0.00	$(0.02)	$0.01	$0.00	$(0.01)
Diluted:	$0.00	$(0.02)	$0.01	$0.00	$(0.01)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2004
Net Revenues	$7,804,000	$10,471,000	$12,229,000	$15,036,000	$45,540,000
Gross Profit	$4,915,000	$6,521,000	$7,512,000	$8,088,000	$27,036,000
Income from operations	$207,000	$1,168,000	$1,607,000	$532,000	$3,514,000
Net Income	$7,000	$920,000	$1,029,000	$379,000	$2,335,000
Earnings per common share:
Basic:	$0.00	$0.02	$0.02	$0.01	$0.04
Diluted:	$0.00	$0.02	$0.02	$0.01	$0.04

(1)	During the second quarter of 2005, the Company abandoned its leased facility in Sunnyvale California and moved to a new headquarters and U.S. manufacturing facility. As a result, the Company took a before-tax charge of approximately $2.0 million for abandonment of its lease in the second quarter of 2005.

(2)	The Company made the following adjustments in the fourth quarter of 2005:

•	The Company recorded $488,000 of investment and additional paid in capital to adjust the prior year investment balance to properly reflect the carrying value of its investment and its prorata share of the net equity of Renex. In conjunction with the adjustment, the Company recorded an additional $39,000 of equity in loss of unconsolidated subsidiaries.

•	The Company recorded $84,000 of additional stock-based compensation expense and additional paid in capital to correct errors in the stock-based compensation calculation.

•	The Company recorded a discount to notes payable due to related parties by $288,000 to correct the purchase price allocation of KLH investment. The related amortization of the discount to notes payable was $126,000.

The tax effect of the above adjustments resulted in a reduction of tax of $56,000. The net impact of all adjustments were increased operating loss by $193,000, increased assets by $161,000, decreased liabilities by $162,000 and increased equity by $323,000.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Supplemental Disclosures

The following is supplemental disclosure of valuation and qualifying accounts.

Description	Balance as of Beginning of Year	Additions Charged to Expenses	Deductions	Balance as of End of Year
2005:
Allowance for doubtful accounts	$665,000	$313,000	$15,000	$963,000
2004:
Allowance for doubtful accounts	$176,000	$489,000	—	$665,000
2003:
Allowance for doubtful accounts	$176,000	$38,000	$(38,000)	$176,000

Description	Balance as of Beginning of Year	Additions Charged to Expenses	Deductions	Balance as of End of Year
2005:
Inventory reserve	$703,000	$439,000	$(127,000)	$1,015,000
2004:
Inventory reserve	$275,000	$428,000	—	$703,000
2003:
Inventory reserve	$365,000	$253,000	$(343,000)	$275,000

Description	Balance as of Beginning of Year	Additions Charged to Expenses	Deductions	Balance as of End of Year
2005:
Warranty reserve	$490,000	$218,000	$(331,000)	$377,000
2004:
Warranty reserve	$358,000	$332,000	$(200,000)	$490,000
2003:
Warranty reserve	$206,000	$311,000	$(159,000)	$358,000