Form 10-Q
period 2006-03-31
RAE SYSTEMS INC
filed 2006-05-10
CIK 1084876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

[None]

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $.001 par value per share	57,944,370 shares

RAE Systems Inc.

PART I. Financial Information

Item 1. Financial Statements

RAE Systems Inc.

Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$10,807,000	$13,524,000
Short-term investments	15,860,000	14,348,000
Trade notes receivable	1,390,000	1,087,000
Accounts receivable, net of allowance for doubtful accounts of $842,000 and $963,000, respectively	9,006,000	11,707,000
Accounts receivable from affiliate	100,000	84,000
Inventories, net	10,633,000	9,477,000
Prepaid expenses and other current assets	3,095,000	2,773,000
Deferred tax assets	2,841,000	2,869,000

Total Current Assets	53,732,000	55,869,000

Property and Equipment, net	14,941,000	14,911,000

Long Term Investments	1,616,000	1,616,000

Intangible Assets, net	1,664,000	1,782,000

Goodwill	136,000	136,000

Long Term Deferred Tax Assets	552,000	634,000

Deposits and Other Assets	801,000	867,000

Investment in Unconsolidated Affiliate	385,000	449,000

Total Assets	$73,827,000	$76,264,000

Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$4,050,000	$3,979,000
Accrued liabilities	6,079,000	7,329,000
Notes payable - related parties	774,000	759,000
Income taxes payable	46,000	407,000
Current portion of deferred revenue	2,042,000	2,029,000

Total Current Liabilities	12,991,000	14,503,000

Deferred Revenue, net of current portion	306,000	296,000
Deferred Tax Liabilities	379,000	379,000
Other Long Term Liabilities	1,357,000	1,466,000
Long Term Notes Payable - Related Parties	836,000	821,000

Total Liabilities	15,869,000	17,465,000

Commitments and Contingencies

Minority Interest in Consolidated Entities	3,950,000	4,226,000

Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 57,937,704 and 57,837,843 shares issued and outstanding, respectively	58,000	58,000
Additional paid-in capital	56,937,000	56,629,000
Accumulated other comprehensive income	470,000	310,000
Accumulated deficit	(3,457,000)	(2,424,000)

Total Shareholders’ Equity	54,008,000	54,573,000

Total Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity	$73,827,000	$76,264,000

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.

Condensed Consolidated Statement of Operations

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Net Sales	$12,426,000	$12,248,000

Cost of Sales	5,716,000	5,078,000

Gross Profit	6,710,000	7,170,000

Operating Expenses:
Sales and marketing	4,071,000	3,424,000
Research and development	1,273,000	1,097,000
General and administrative	2,969,000	2,455,000

Total Operating Expenses	8,313,000	6,976,000

(Loss) Income from Operations	(1,603,000)	194,000

Other Income (Expense):
Interest income	174,000	99,000
Interest expense	(21,000)	(33,000)
Other, net	24,000	(37,000)
Equity in loss of unconsolidated affiliate	(64,000)	(83,000)

Total Other Income (Expense)	113,000	(54,000)

(Loss) Income Before Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle	(1,490,000)	140,000

Income tax (benefit) / expense	(179,000)	106,000

(Loss) Income Before Minority Interest and Cumulative Effect of Change in Accounting Principle	(1,311,000)	34,000
Minority interest in loss of consolidated subsidiaries	276,000	60,000

(Loss) Income Before Cumulative Effect on Change in Accounting Principle	(1,035,000)	94,000
Cumulative effect of change in accounting principle, net of tax effects	2,000	—

Net (Loss) Income	$(1,033,000)	$94,000

Basic (Loss) Earnings Per Common Share
(Loss) income before cumulative effect of change in accounting principle	$(0.02)	$0.00
Cumulative effect of change in accounting principle	0.00	0.00
Basic (loss) income per common share	$(0.02)	$0.00

Diluted (Loss) Earnings Per Common Share
(Loss) income before cumulative effect of change in accounting principle	$(0.02)	$0.00
Cumulative effect of change in accounting principle	0.00	0.00
Basic (loss) income per common share	$(0.02)	$0.00

Weighted-average common shares outstanding	57,901,002	57,485,111
Stock options and warrants	—	2,573,656

Diluted weighted-average common shares outstanding	57,901,002	60,058,767

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows From Operating Activities:
Net (Loss) Income	$(1,033,000)	$94,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	623,000	404,000
Provision for doubtful accounts	(124,000)	2,000
Loss on disposal of fixed assets	44,000	—
Inventory reserve	543,000	(23,000)
Compensation expense under fair value accounting of common stock options	343,000	461,000
Common stock warrants granted for services	—	41,000
Equity in loss of unconsolidated affiliate	64,000	83,000
Minority interest in loss of consolidated subsidiary	(276,000)	(60,000)
Deferred income taxes	30,000	(27,000)
Deferred rent	—	12,000
Amortization of discount on notes payable	20,000	—
Cumulative effect on change in accounting principle, net of tax effects	(2,000)	—
Changes in operating assets and liabilities:
Accounts receivable	2,885,000	327,000
Accounts receivable from affiliate	(15,000)	(28,000)
Trade notes receivable	(294,000)	(210,000)
Inventories	(1,635,000)	(486,000)
Prepaid expenses and other current assets	(304,000)	(212,000)
Deposit and other	69,000	—
Accounts payable	46,000	572,000
Accrued expenses	(1,273,000)	(1,412,000)
Income taxes payable	(363,000)	(23,000)
Deferred revenue	21,000	520,000
Other long-term liabilities	(109,000)	53,000

Net Cash (Used In) / Provided By Operating Activities	(740,000)	88,000

Cash Flows From Investing Activities:
Investments	(1,512,000)	(2,158,000)
Acquisition of property and equipment	(529,000)	(910,000)

Net Cash (Used In) Investing Activities	(2,041,000)	(3,068,000)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and warrants	50,000	125,000
Increase in notes payable and lines of credit	—	177,000

Net Cash Provided By Financing Activities	50,000	302,000

Effect of exchange rate changes on cash and cash equivalents	14,000	(80,000)

Net Decrease in Cash and Cash Equivalents	(2,717,000)	(2,758,000)
Cash and Cash Equivalents, beginning of period	13,524,000	21,566,000

Cash and Cash Equivalents, end of period	$10,807,000	$18,808,000

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the future consolidated financial position, results of operations or cash flows of RAE Systems, Inc. (the “Company” or “RAE”). The unaudited financial statements contained in this Form 10-Q have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and its cash flows for the stated periods, in conformity with the accounting principles generally accepted in the United States of America. The consolidated balances at December 31, 2005 were derived from the audited financial statements included in the Company’s Annual Report (“Annual Report”) on Form 10-K for the year ended December 31, 2005. The financial statements included in this report should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Annual Report.

Principles of Consolidation

The consolidated financial statements include the accounts of RAE Systems Inc. and its subsidiaries. The ownership of other interest holders of consolidated subsidiaries is reflected as minority interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual result may differ materially from these estimates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions. Revenues related to services performed under the Company’s extended warranty program represented less than 1% of net revenues in the first quarter of 2006 and 2005 and are recognized as earned based upon contract terms, generally ratable over the term of service. The Company recorded project installation work in China using the percentage-of-completion method. Installation revenue represented less than 4% of net revenue in the first quarter of 2006 and 2005. Net revenues include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping fees represented less than 1% of net revenues in the first quarter of 2006 and 2005. Shipping costs are included in cost of goods sold.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Anti-dilutive shares excluded from diluted earnings per share calculation for three month periods ended March 31, 2006 and 2005 were 2,864,353 and 4,424,741, respectively.

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

As of March 31, 2006, the Company has reserved 268,226 shares of common stock for issuance under the 1993 Stock Option Plan and 2,336,967 shares of common stock for issuance under the 2002 Stock Option Plan. As of March 31, 2006, the Company had 1,680,534 shares of common stock available for future grant under the 2002 Stock Option Plan.

Non-Plan Stock Options

In 2002, the Company granted certain of its directors non-plan options to purchase 400,000 shares of non-plan restricted stock at a weighted-average exercise price of $0.985. The options vest 25% after one year with the remainder vesting monthly over the following three years and are exercisable over ten years. In 2004, the Company issued 63,000 shares of non-plan restricted stock due to the exercise of such options. As of March 31, 2006, the Company had 337,000 non-plan options outstanding with a weighted average exercise price of $1.02. As of March 31, 2006, 332,311 options were exercisable and had a remaining contractual life of six years.

Adoption of SFAS 123(R)

Effective January 1, 2003, the Company adopted FAS Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) for the recognition of stock-based compensation cost in its statement of operations. The fair value of each option award was estimated on the date of the grant using the Black-Scholes-Merton valuation method. This fair value was amortized as compensation expense, on a straight line basis, over the requisite service periods of the awards, which was generally the vesting period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123 (Revised 2004), “Share-Based Payment,” (“FAS 123(R)”) where the fair value of each option is adjusted to reflect only those shares that are expected to vest. The company’s implementation of FAS 123(R) uses the modified-prospective-transition method where the compensation cost related to each unvested option as of January 1, 2006, is recalculated and any necessary adjustment is reported in the first quarter of adoption

The cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted requires the company to reverse $4,000 of compensation expense previously recognized. The cumulative benefit from the accounting change, net of tax, of $2,000 was recorded in the first quarter of 2006 and reflects the net cumulative impact of estimating future forfeitures.

Determining Fair Value

Valuation and amortization method —The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term —The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined using the “Simplified Method” as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

Expected Volatility— The Company’s expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur.

Expected Dividend —The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.

Risk-Free Interest Rate— The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Estimated Forfeitures— When estimating forfeitures, the Company uses the average historical option forfeitures over a period of four years.

Fair Value —The fair value of the Company’s stock options granted to employees for the three months ended March 31, 2006 and March 31, 2005, was estimated using the following weighted- average assumptions:

	Three months ended
	March 31, 2006	March 31, 2005
Option Plan Shares
Expected Term in Years	6.08	5.00
Volatility	79.2%	104.7%
Expected Dividend	0%	0%
Risk-free interest rate	4.79%	4.10%
Weighted-average fair value	$2.61	$2.85

Stock Compensation Expense

Stock Compensation Expense —The Company recorded approximately $343,000 and $461,000 of stock-based compensation for the three months ended March 31, 2006 and March 31, 2005, respectively.

As required by FAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At March 31, 2006, the total unearned compensation cost related to unvested options granted to employees under the Company’s stock option plans but not yet recognized was approximately $2.6 million, net of estimated forfeitures of approximately $370,000. The Fair Value of each grant will be amortized on a straight-line basis over a weighted-average period of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures.

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans, excluding non-vested shares:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,701,554	$2.92
Granted	63,500	3.63
Exercised	(99,861)	0.50
Forfeited or Expired	(60,000)	4.53

Outstanding at March 31, 2006	2,605,193	$2.99	7.48	$3,095,250

Exercisable at March 31, 2006	1,649,513	$2.34	6.90	$2,786,803

The weighted-average grant-date fair value of options granted during the first three months of 2006 and 2005 were 2.61 and 2.85, respectively. The total intrinsic value of options exercised during the first three months of 2006 and 2005 were approximately $300,000 and $1.5 million, respectively.

Variable Interest Entities

RAE France was identified by management as a variable interest entity. The Company is the primary beneficiary through its ownership of RAE Europe ApS. RAE France distributes and sells RAE products exclusively in France. Total sales in the first quarter of 2006 and 2005 were $355,000 and $214,000, respectively. The Company has consolidated RAE France since December 2004.

Segment Reporting

The Company’s operating divisions consist of geographically-based entities in the Americas, China, the rest of Asia and Europe. All such operating divisions have similar economic characteristics, as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and accordingly, we operated as one reportable segment for quarters ended March 31, 2006 and 2005.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.

Note 2. Composition of Certain Financial Statement Items

The following is a break-down of certain balance sheet accounts:

Investments

	Current		Noncurrent
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Certificates of deposit	$5,133,000	$6,067,000
US treasury bonds & notes	$5,364,000	$2,918,000
US government agencies	$4,163,000	$3,269,000	$1,600,000	$1,600,000
Mortgage-backed securities	$1,200,000	$2,094,000
Other			$16,000	$16,000

	$15,860,000	$14,348,000	$1,616,000	$1,616,000

Inventories

	March 31, 2006	December 31, 2005
Raw materials	$2,633,000	$2,862,000
Work-in-progress	$2,219,000	$2,286,000
Finished goods	$4,947,000	$3,378,000
Others	$834,000	$951,000

	$10,633,000	$9,477,000

Property and Equipment

	March 31, 2006	December 31, 2005
Building and building improvements	$7,856,000	$7,824,000
Land	$3,220,000	$3,220,000
Equipment	$2,852,000	$2,757,000
Computer equipment	$2,978,000	$2,015,000
Vehicles	$908,000	$851,000
Furniture and fixtures	$682,000	$669,000
Construction in progress	$423,000	$993,000

	$18,919,000	$18,329,000

Less: accumulated depreciation	$3,978,000	$3,418,000

	$14,941,000	$14,911,000

Accrued liabilities

	March 31, 2006	December 31, 2005
Compensation and related benefits	$1,729,000	$2,120,000
Accrued commissions	$1,593,000	$1,415,000
Legal and professional	$899,000	$1,269,000
Warranty reserve	$265,000	$377,000
Taxes other than income tax	$246,000	$616,000
Abandonment of lease	$472,000	$482,000
Marketing and advertising	$182,000	$177,000
Royalty payment	$35,000	—
Others	$658,000	$873,000

Total	$6,079,000	$7,329,000

Note 3. Income Tax

The effective tax rate for the quarter ended March 31, 2006 was 12% of pretax loss, compared to 76% of pretax income in the first quarter of 2005. We calculated our income tax provisions based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result, the Company reported discrete tax benefits associated with release of valuation allowance of $60,000. Excluding this discrete item, our effective tax rate was 8% compared to 76% in 2005.

Additionally, in accordance with FIN 18, we excluded from the consolidated worldwide effective tax rate, computations in certain jurisdictions where no tax benefit of losses, either year-to-date or anticipated fiscal year, would be recognized. Accordingly, the tax benefit for the first quarter of 2006 excludes the benefit of losses in selected foreign jurisdictions in which the Company anticipates providing a full valuation allowance against the loss carry-forward. The effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or loss, tax regulations in each geographic region, the availability of tax credits and carry-forwards, and the effectiveness of our tax planning strategies. We regularly monitor the assumptions used in estimating our annual effective tax rate and adjust our estimates accordingly. If actual results differ from our estimates, future income tax expense could be materially affected.

The Internal Revenue Service (“IRS”) is currently auditing the Company’s federal income tax returns for the fiscal year ended December 31, 2003. Based on the results of the preliminary examination, the Company has paid $391,000 to the IRS in April 2006, which was accrued at December 31, 2005. Management believes the ultimate outcome of the IRS audit will not have a material adverse impact on the Company’s financial position or results of operations.

Note 4: Comprehensive Income (Loss)

Total comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
	2006	2005
Net (loss) / income	$(1,033,000)	$94,000
Other comprehensive income / (loss)
Foreign currency translation	$160,000	$(79,000)

Total comprehensive (loss) / income	$(873,000)	$15,000

The components of accumulated other comprehensive loss where as follows:

	March 31, 2006	December 31, 2005
Foreign currency translation adjustment	$470,000	$310,000

Accumulated other comprehensive income	$470,000	$310,000

Note 5. Commitments and Contingencies

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

Operating leases

The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the quarters ended March 31, 2006 and 2005 was $151,000 and $209,000, respectively. Future minimum lease payments for each of the next four years from 2006 through 2009 excluding the Sunnyvale, California abandoned building lease are $244,000, $39,000, $34,000 and $28,000, respectively.

In December 2004, the Company purchased the property located at 3775 North First Street in San Jose, California. The lease related to our previous headquarters in Sunnyvale, California had been written off as of the second quarter of 2005. The total loss on abandonment of the lease was approximately $2 million. Future discounted lease payments related to the Sunnyvale building have been included in accrued expenses totaling $472,000 and other long term liabilities totaling $1,357,000 at March 31, 2006. Future minimum lease payments for each of the next four years from 2006 through 2009 are $372,000, $528,000, $627,000 and $556,000, respectively. The discount rate used was 4.85%.

Purchase obligations

The Company has agreements with suppliers and other parties to purchase inventories and other goods and services. The Company estimated its non-cancelable obligations under these agreements in 2006, 2007, 2008, 2009 and 2010, to be approximately $6,625,000, $297,000, $163,000, $43,000 and $3,000 respectively. All non-cancelable obligations related to inventories are expected to be delivered within the next 12 months. The Company periodically reviews the carrying value of its inventories and non-cancelable purchase commitments by evaluating material usage requirements and forecasts and estimates inventory obsolescence, excess quantities and any expected losses on purchase commitments. The Company may record charges to write-down inventory due to excess, obsolete and slow-moving inventory and lower-of-cost or market based on an analysis of the impact of changes in technology, estimates of future sales volumes and market value estimates. There was no loss accrued related to current purchase obligations. However, any additional future write-down of inventories or loss accrued on inventory purchase commitments, if any, due to market condition, may negatively affect gross margins in future periods.

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

Note 6. Warranty Reserves

The Company generally provides a one to three year limited warranty on the majority of its products and establishes a provision for the estimated costs of fulfilling these warranty obligations at the time the related revenue is recorded. The following is a summary of the changes in these liabilities during the three-month periods ended March 31, 2006 and 2005:

	March 31,
	2006	2005
Provision for products sold during period	$37,000	—
Adjustment of prior period provision	$16,000	—
Claims paid during the period	$(64,000)	$(73,000)

Net decrease in liabilities	$(11,000)	$(73,000)

Balance beginning of period	$377,000	$490,000

Balance end of period	$366,000	$417,000

Note 7. Related Party Transactions

In conjunction with the KLH investment, an unsecured note payable was established for the previous KLH shareholders as part of the purchase price agreement. As of March 31, 2006 and December 31, 2005, $774,000 and $759,000, respectively, were included in notes payable – related parties and $836,000 and $821,000, respectively, were included in long term notes payable – related parties. The notes were non-interest bearing and were recorded at net present value using a discounted interest rate of 5.5%. A sum of $437,000 is due on demand after December 31, 2005. In addition, the future payment plan for each of the next four years from 2006 through 2009 is $400,000, $400,000, $250,000 and $250,000, respectively.

The Company has 36% ownership in Renex Technologies Ltd. (“Renex”) and pays a 7.5% royalty to Renex for using certain modems developed by Renex. In the first quarter of 2006 and 2005, the Company made royalty payments amounting to $14,000 and $0, respectively. In the first quarter of 2006 and 2005, the Company purchased $132,000 and $5,000, respectively, of inventory items from Renex and sold $32,000 and $19,000 of inventory items to Renex. Accounts receivable due from Renex at March 31, 2006 and December 31, 2005 were $100,000 and $84,000, respectively. The Company recorded $64,000 and $83,000 of equity in loss in unconsolidated affiliate in the first quarter of 2006 and 2005.

The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary of $26,000 and $22,000 for the quarters ended March 31, 2006 and 2005, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions, regarding Ms. Chen, are performed in the same manner as other U.S. employees with Robert Chen the final approval signatory on compensation recommendations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. For further information, refer to the sections entitled “Factors That May

Affect Future Results” and “Risk Factors” in this Form 10-Q. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions. Revenues related to services performed under the Company’s extended warranty program represented less than 1% of net revenues in the first quarter of 2006 and 2005 and are recognized as earned based upon contract terms, generally ratable over the term of service. The Company recorded project installation work in China using the percentage-of-completion method. Installation revenue represented less than 4% of net revenue in the first quarter of 2006 and 2005. Net revenues include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping fees represented less than 1% of net revenues in the first quarter of 2006 and 2005. Shipping costs are included in cost of goods sold.

Accounts Receivable, Trade Notes Receivable and Allowance for Doubtful Accounts

The Company grants credit to its customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustments history, current economic conditions and other factors that deserve recognition in estimating potential losses. The Company generally does not require collateral for sales on credit. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management’s control. If there was a deterioration of a major customer’s credit-worthiness or if actual defaults were higher than what we have experienced historically, additional allowances would be required.

Trade notes receivables are presented to the Company from some of our customers in China as a payment against the outstanding trade receivables. These notes receivables are bank guarantee promissory notes which are non-interest bearing and generally mature within 6 months.

Inventories

Inventories are stated at the lower-of-cost, using the first-in, first-out method, or market. The Company is exposed to a number of economic and industry factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in the market, competitive pressures in products and prices, and the availability of key components from its suppliers. The Company has established inventory reserves when conditions exist that suggest that its inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for its products and market conditions. When recorded, reserves are intended to reduce the carrying value of the inventory to its net realizable value. If actual demand for specific products deteriorates, or market conditions are less favorable than those projected, additional reserves may be required.

Stock-based Compensation Expense

Effective January 1, 2003, the Company adopted FAS Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) for the recognition of stock-based compensation cost in its statement of operations. The fair value of each option award was estimated on the date of the grant using the Black-Scholes-Merton valuation method. This fair value was amortized as compensation expense, on a straight line basis, over the requisite service periods of the awards, which was generally the vesting period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123 (Revised 2004), “Share-Based Payment,” (“FAS 123(R)”) where the fair value of each option is adjusted to reflect only those shares that are expected to vest. The company’s implementation of FAS 123(R) uses the modified-prospective-transition method where the compensation cost related to each unvested option as of January 1, 2006, is recalculated and any necessary adjustment is reported in the first quarter of adoption

The cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted requires the company to reverse $4,000 of compensation expense previously recognized. The cumulative benefit from the accounting change, net of tax, of $2,000 was recorded in the first quarter of 2006 and reflects the net cumulative impact of estimating future forfeitures.

Determining Fair Value

Valuation and amortization method —The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined using the “Simplified Method” as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

Expected Volatility — The Company’s expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur.

Expected Dividend — The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.

Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Estimated Forfeitures — When estimating forfeitures, the Company uses the average historical option forfeitures over a period of four years.

Results of Operations

Three Months ended March 31, 2006 compared to the three Months ended March 31, 2005

Total Net Sales

	Three months ended March 31,
	2006	2005	Change	% change
Net sales	$12,426,000	$12,248,000	$178,000	1%

Net sales for the quarter ended March 31, 2006, increased by $178,000 (1%) over the same quarter in 2005. Net Sales for the quarter ended March 31, 2006, increased in Asia by $531,000 (17%) and Europe by $524,000 (34%) over the same period in 2005. The increases in Asia and Europe were primarily the result of increased sales of our products to the industrial sector in Asia and increased sales of our wireless systems in Europe. Net Sales in the Americas decreased by $878,000 (12%) primarily due to a large order delivered to the U.S. government during the first quarter of 2005 ($1.1 million) partially offset by increased sales in other areas.

Cost of Sales & Gross Margin

	Three months ended March 31,
	2006	2005	Change	% change
Cost of good sold	$5,716,000	$5,078,000	$638,000	13%
Gross profit	$6,710,000	$7,170,000	$(460,000)	-6%
Gross profit as % of net sales	54%	59%

Cost of goods sold for the quarter ended March 31, 2006, increased by $638,000 (13%) over the same quarter in 2005. The increase in cost of goods sold was primarily due to a shift in sales in the Americas towards lower-margin portable products and increases in lower margin KLH installation and distributor products. In addition, KLH , with inherently lower margins on its distribution business, increased as a percentage of overall sales in the first quarter of 2006 versus the first quarter of 2005.

Sales and Marketing Expense

	Three months ended March 31,
	2006	2005	Change	% change
Sales and marketing	$4,071,000	$3,424,000	$647,000	19%
As % of net sales	33%	28%

Sales and marketing expenses increased by approximately $647,000 (19%) for the first quarter of 2006 over the same quarter in 2005. The increase in sales and marketing expense was primarily due to additional expenses in Asia of approximately $630,000. Of that total expense increase, approximately $510,000 was for additional sales people at KLH to support future growth and approximately $120,000 was increased expenses to support sales growth of RAE Systems products to Asian countries outside of China. Additionally, approximately $100,000 of increased European expense for the first quarter of 2006 was largely offset by decreases in the Americas for the same period.

Research and Development Expense

	Three months ended March 31,
	2006	2005	Change	% change
Research and development	$1,273,000	$1,097,000	$176,000	16%
As % of net sales	10%	9%

Research and development expenses increased by approximately $176,000 (16%) during the first quarter of 2006 over the first quarter of 2005. These additional expenses were primarily the result of $119,000 of increased expenses in Shanghai to support the development of portable and wireless products and $76,000 of increased expenses were to support other product improvements and development, including the fixed systems developed by KLH.

General and Administrative Expense

	Three months ended March 31,
	2006	2005	Change	% change
General and administrative	$2,969,000	$2,455,000	$514,000	21%
As % of net sales	24%	20%

General and administrative expenses increased by $514,000 (21%) in the first quarter 2006 over the same period during 2005. The increase was primarily related to expenses in the Americas and Shanghai of approximately $375,000 and $130,000, respectively. The additional expenses for the first quarter of 2006 versus the first quarter of 2005 in the Americas included $149,000 of consulting fees related to several human resource and accounting projects, $130,000 of professional fees related to Sarbanes-Oxley compliance, $50,000 of increased travel and $40,000 of professional recruiting fees. The increased expense in Shanghai was primarily the result of increased salary and benefits of approximately $50,000, increased depreciation of approximately $40,000 and generally higher operating expenses of $40,000 across the Shanghai G&A organization.

Other Income (Expense)

	Three months ended March 31,
	2006	2005	Change	% change
Interest income	$174,000	$99,000	$75,000	76%
Interest expense	$(21,000)	$(33,000)	$12,000	-36%
Other, net	$24,000	$(37,000)	$61,000	-165%
Equity in loss of unconsolidated affiliate	$(64,000)	$(83,000)	$19,000	-23%

Total	$113,000	$(54,000)	$167,000	-309%

As % of net sales	1%	0%

For the quarter ended March 31, 2006, total other income (expense) was $113,000 in income compared to $54,000 of expense in the same quarter in 2005. The increase in interest income of $75,000 was largely due to a higher rate of return on investments from generally higher interest rates in the first quarter of 2006 as compared to the first quarter of 2005. Other, net increased by $61,000 in the first quarter of 2006 versus the same quarter in 2005 resulting in a $24,000 gain versus a $37,000 loss. The gain in the first quarter of 2006 was mainly from the impact of increases to the Eurodollar and Renminbi relative to U.S. dollar obligations in our European and China operations, where the Eurodollar and the Renminbi are the functional currencies. In the first quarter of 2005, decreases to the Eurodollar relative to U.S. dollar obligations were the primary reason for the loss in Other, net.

Income Taxes

	Three months ended March 31,
	2006	2005	Change	% change
Income tax (benefit) / expense	$(179,000)	$106,000	$(285,000)	-269%
As % of (loss) income before income taxes, minority interest and cumulative effect on change in accounting principle	12%	76%

The tax benefit for the quarter ended March 31, 2006 was $179,000 or 12% of the loss before income taxes, minority interest and the cumulative effect on change in accounting principle, compared to $106,000 or 76% of the tax expense before income taxes and minority interest in the same quarter of 2005. Income tax provisions were calculated based on the estimated annual effective tax rate for the Company. The tax benefit for the first quarter of 2006 was lower than the US statutory rate because we excluded the benefit of losses in selected foreign jurisdictions in which the Company anticipates providing a full valuation allowance against the loss carry-forward. The high rate in 2005 was a result of permanent differences from the amortization of intangibles and losses in unconsolidated equity interests.

Minority interest in loss of consolidated entities

	Three months ended March 31,
	2006	2005	Change	% change
Minority interest in loss of consolidated subsidiaries	$276,000	$60,000	$216,000	360%
As % of net sales	2%	0%

For the quarter ended March 31, 2006, we recognized $276,000 in net loss allocated to minority interests consisting of the 36% minority interest’s share in KLH and our 51% majority investor’s share in the net income of RAE France. During the same quarter of 2005, we recognized $60,000 in net loss for the same investments.

Net Income

	Three months ended March 31,
	2006	2005	Change
Net (Loss) Income	$(1,033,000)	$94,000	$(1,127,000)

The Net Loss for the quarter ended March 31, 2006 was $896,000. For the same period in 2005, we had net income of $94,000. The main reasons for the $990,000 decrease in net income were due to decreases in gross margin associated with a shift in the Americas towards lower margin portable products and increases in lower margin KLH installation an distributor products and increases in operating expenses associated with the growth of our infrastructure.

Cumulative Effect of Change in Accounting Principle

	Three months ended March 31,
	2006	2005	Change
Cumulative effect of change in accounting principle, net of tax effects	$2,000	—	$2,000

In conjunction with the adoption of FAS 123(R) in the first quarter of 2006, the Company recognized a cumulative benefit from accounting change of $4,000, net of tax effects of $2,000. This reflected the net cumulative impact, net of tax, of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Liquidity and Capital Resources

	Quarter Ended March 31,
	2006	2005
Net cash provided by (used in):
Operating activities	$(740,000)	$88,000
Investing activities	$(2,041,000)	$(3,068,000)
Financing activities	$50,000	$302,000
Effect of exchange rate changes on cash and cash equivalents	$14,000	$(80,000)

Net (decrease) in cash and cash equivalents	$(2,717,000)	$(2,758,000)

To date, we have financed our operations primarily through bank borrowings, income from operations and proceeds from the issuances of equity securities. As of March 31, 2006, we had $28.3 million in cash and investments compared with $29.5 million as of December 31 2005. At March 31, 2006, we had $40.7 million of working capital (current assets less current liabilities) and had a current ratio (current assets divided by current liabilities) of 4.1 to 1.0. That compares with $41.4 million of working capital and a current ratio of 3.9 to 1.0 at December 31, 2005.

We have two lines of credit available for future growth expansion, which in the aggregate total $10 million. In October 2005, we secured a $5 million line of credit based on the prime-lending rate and a $5 million line of credit based on a fixed rate of 5.3%. Both lines expire in October 2006. We are currently in compliance with the debt covenants, and as such, have these lines available to us in full. At present, there are no amounts outstanding under these agreements.

Net cash used by operating activities for the quarter ended March 31, 2006, was $740,000, as compared with net cash provided by operating activities of $88,000 for the quarter ended March 31, 2005. The $828,000 reduction to operating cash flows for the quarter-ended March 31, 2006 versus the quarter-ended March 31, 2005 was primarily due to decreased profitability after adjusting for non-cash items ($755,000) and a larger reduction in liabilities ($1.4 million), partially offset by a larger reduction to assets ($1.3 million) versus the first quarter of 2005. The change in liabilities was mainly from lower accounts payable ($526,000), deferred revenues ($499,000) and accrued expenses ($340,000) as a result of a seasonal reduction in business volume from fourth quarter 2005 levels. The impact of lower asset levels was primarily from reductions to accounts receivables ($2.6 million) as a result of lower seasonal sales volumes compared with the fourth quarter of 2005. Partially offsetting the accounts receivable reduction was an increase in inventories ($1.1 million), mainly in our China selling and manufacturing operations as well as our European operations.

Net cash used in investing activities for the quarter-ended March 31, 2006, was $2.0 million as compared with $3.1 million for the quarter-ended March 31, 2005. Cash used in investing activities consisted of an increase in short term investments of $1.5 million in the first quarter of 2006 and $2.2 million in the first quarter of 2005 as in both quarters, we increased our short-term investments and reduced cash balances. Acquisition of property was $910,000 and $529,000 for the first quarter of 2005 and first quarter of 2006, respectively, as we continued to make investments in our infrastructure to support our growth and productivity initiatives.

Net cash provided by financing activities was $302,000 and $50,000 for the first quarter of 2005 and the first quarter of 2006 respectively as a result of exercises of stock options and, in the first quarter of 2005, also from an increase to notes payable in our China operations of $177,000.

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

Contractual Obligations

We lease certain manufacturing, warehousing and other facilities under operating leases expiring in various years through 2009. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The following table quantifies our known contractual obligations as of March 31, 2006:

	Total	2006 (remaining 9 months)	2007	2008	2009	2010
Operating lease obligations	$2,428,000	$616,000	$567,000	$661,000	$584,000
Open purchase orders	$6,272,000	$6,252,000	$17,000	$3,000
Notes payable - related parties	$1,737,000	$837,000	$400,000	$250,000	$250,000
Other liabilities	$859,000	$373,000	$280,000	$160,000	$43,000	$3,000

Total	$11,296,000	$8,078,000	$1,264,000	$1,074,000	$877,000	$3,000

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

Interest Rate Risk

As of March 31, 2006, we had cash and investments of $28.3 million consisting largely of cash and highly liquid short-term investments. The impact of interest rate fluctuations was immaterial. Changes to interest rates over time may, however, reduce or increase our interest income from our short-term investments. If, for example, there is a hypothetical 150 basis points change in the interest rates in the United States, the approximate impact on our cash and short-term investments would be +/- $180,000.

Foreign Currency Exchange Rate Risk

For the first quarter of 2006, a substantial portion of our recognized revenue has been denominated in United States dollars generated primarily from customers in the Americas (54%). Revenue generated from our European operations (17%) is primarily in euros, revenue generated by our China operations (26%) is in the local currency, the Renminbi (“RMB”) and revenue generated from our Hong Kong-based operations (3%) is in both Hong Kong dollars and United States dollars. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Our operations in China were largely unaffected by currency fluctuations until the July 2005 approximately 2.1% appreciation of the RMB relative to the United States dollar.

Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on low-cost intellectual property and efficiency in supply-chain management. In 2004, we made a strategic investment in China with the acquisition of a 64% interest in KLH, a Beijing-based manufacturer and distributor of environmental safety and security equipment. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the United States dollar and other currencies. If, for example, there is a hypothetical 10% change in the RMB relative to the United States dollar, the approximate impact on our profits would be +/-$430,000 for a year. Were the currencies in all other countries in Europe and Asia where we have operations to change in unison with the RMB by a hypothetical 10% against the U.S. dollar, the approximate impact on our profits would be approximately +/-$250,000 for a year. The expected reduction in the total impact as against an RMB only appreciation is because some of the impact of the RMB change would be offset by changes to reported sales net of expenses in our other units as a result of changes in those countries’ functional currencies.

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

We were unprofitable for the first quarter of 2006 and we may not be profitable in the future. If we continue to report losses or are marginally profitable, the financial impact of future events may be magnified and may lead to a disproportionate impact on the trading price of our stock.

We experienced a net loss for the quarter ended March 31, 2006, of $896,000 and reported a net profit of $91,000 for the fourth quarter of 2005. While we were profitable for three of the last five years, there can be no assurance when or if we will return to profitability. In addition, our financial results have historically bordered on profitability, with our results over the last twelve quarters ranging from $1.3 million quarterly loss to a $1.0 million quarterly profit, and if we continue to border on profitability, the financial impact may be magnified. For example, for a company with more considerable income or losses, a $250,000 impact may not be significant, whereas $250,000 in additional net loss would have increased our loss for the quarter ended March 31, 2006, by 28%. If we continue to border on profitability, any particular financial event could result in a relatively large change in our financial results or could be the difference between us having a profit or a loss for the particular quarter in which it occurs. Because the impact of any such events may be magnified, we may experience a disproportionate impact on our trading price as a result.

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

In connection with year-end work on our fiscal year 2005 Form 10-K, management identified three material weaknesses in our internal control over financial reporting. The weaknesses were related to (i) inadequate control over our accounting and reporting of certain non-routine transactions occurring at two of our foreign operations, (ii) inadequate control over our accounting for stock-based compensation under SFAS 123, Accounting for Stock-Based Compensation, and (iii) an inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time. A discussion of the material weaknesses in our internal control over financial reporting and management’s remediation efforts is available herein under Item 4, “Controls and Procedures.”

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

During July 2005, we began implementing a new company-wide Enterprise Resource Planning (“ERP”) system to mitigate the risk of future deficiencies and strengthen our procedures for internal control over financial reporting. During the implementation period, which we expect to be completed before the end of the second quarter of 2006, we are at a higher risk while we configure the software, redesign some of our processes and train our personnel in the new software. While we expect that the design and operation of our new ERP system will help us improve our internal control over financial reporting, there can be no assurance that we will not have a future error in our financial statements. Such an error, if material, could require their restatement, having adverse effects on our stock price, potentially causing additional expense and limiting our access to financial markets. Moreover, ERP implementations are challenging initiatives that carry substantial project risk including the risk of unexpected business interruptions. Failure to properly implement the new information technology system could have an adverse impact on our operating results.

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

Our business is increasingly dependent upon government funded projects. Decisions on what types of projects are to be funded by local, state and federal government agencies will have a material impact on our business. The current Federal budget for the Department of Homeland Security, which we refer to as “Homeland Security” herein, is a source for funding for many of our customers either directly or through grants to state and local agencies. The current Homeland Security budget increased by approximately 5% from $38.4 billion in fiscal year 2005 to $40.3 billion for fiscal year 2006. However, if the government does not fund projects that our products are designed to address, or funds such projects at levels lower than we expect, our business and results of operations will be harmed.

Government contracts also contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. For example, a portion of our federal contracting is done through the Federal Supply Schedules from the U.S. General Services Administration (“GSA”). Our GSA Schedule contract, like all others, includes a clause known as the “Price Reductions” clause; the terms of that clause are similar but not identical to a “most favored customer” clause in commercial contracts. Under that clause, we have agreed that the prices to the government under the GSA Schedules contract will maintain a constant relationship to the prices charged to certain commercial customers, i.e., when prices to those benchmark customers drop, so too must our prices on our GSA Schedules contract. Although we have undertaken extensive efforts to comply with the Price Reductions clause, it is possible that we, through, for example, an unreported discount offered to a “Basis of Award” customer, might fail to honor the obligations of the Price Reductions clause. If that occurred, we could, under certain circumstances, be subject to an audit, an action in fraud, or other adverse government actions or penalties.

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

We sell a majority of our products through distributors, and if our distributors stop selling our products, our revenues would suffer.

We distribute our products primarily through distributors. We are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. For example, we derived approximately 59% of our North American revenues from our sales distribution channels in fiscal year 2005. Of that, for the fiscal year ended December 31, 2005, 50 distributors cumulatively accounted for approximately 51% of our total product sales in the United States. We also believe our future growth outside of China depends on the efforts of distributors. In addition, the contractual obligations of our distributors to continue carrying our products are subject to a sixty-day termination notice by either party for convenience. If one or more of our distributors were to experience financial difficulties or become unwilling to promote and sell our products for any reason, including any refusal to renew their commitment as our distributor, we might not be able to replace such lost revenue, and our business and results of operations could be materially harmed.

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

Item 4. Controls and Procedures

Changes to Internal Control over Financial Reporting

As previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ending December 31, 2005 under Part II, Item 9A, Controls and Procedures, management identified the following three material weaknesses in the Company’s internal control over financial reporting as of December 31, 2005:

i.	Inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time. This control deficiency contributed to the individual material weaknesses described in (ii) and (iii) below, which resulted in audit adjustments to the Company’s 2005 annual consolidated financial statements.

ii.	Inadequate control over our accounting for stock-based compensation under SFAS 123, Accounting for Stock-Based Compensation.

iii.	Inadequate control over our accounting and reporting of certain non-routine transactions occurring at two of our foreign operations. Specifically, we did not identify certain adjustments relating to (a) the valuation of notes payable issued as purchase consideration, (b) deferred tax liabilities associated with certain foreign intangible assets, and (c) the carrying value of our investment in an unconsolidated subsidiary.

During the fourth quarter of 2005 and first quarter of 2006, the Company implemented a number of compensating internal controls and remediation measures to improve the level of assurance regarding the adequacy and accuracy of the Company’s financial information. These compensating internal controls and remediation efforts were as follows:

Controls related to inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time:

•	During the fourth quarter of 2005, the Company engaged an outside contractor with state and local tax technical expertise to supplement its current finance staff.

•	During the first quarter of 2006, two additional individuals with technical accounting expertise joined the Company’s finance staff in the U.S. and China.

•	During the first quarter of 2006, the Company engaged a large independent registered public accounting firm to review the Company’s tax compliance under FAS 109, “Accounting for Income Taxes.”

Control over our accounting for stock-based compensation under SFAS 123, Accounting for Stock-Based Compensation:

•	To improve the Company’s controls related to stock-based compensation, management implemented “Equity Edge” during the fourth quarter of 2005, a software program to automate the management and accounting for stock options.

•	During the first quarter of 2006, new automated controls for the management and accounting of stock options were implemented and the resulting database reconciled with the original stock option documents and the diluted share calculation. The “Equity Edge” system was implemented during the first quarter of 2006 and reconciled as of December 31, 2005, and was the system of record for 2005.

Control over our accounting and reporting of certain non-routine transactions occurring at two of our foreign operations:

•	As disclosed in the 2005 annual report on Form 10-K, management identified the steps necessary to remediate the material weakness and was in the process of implementing a number of actions, including the following:

•	document to standards established by senior accounting personnel and the chief financial officer the review, analysis and related conclusions with respect to non-routine transactions;

•	interview outside accounting consultants to assist on an ongoing basis with the accounting of non-routine transactions;

•	involve both internal personnel and outside accounting consultants, as needed, early in a non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction; and

•	requiring senior accounting personnel and the chief financial officer to review non-routine transactions to evaluate and approve the accounting treatment for such transactions.

•	During the first quarter of 2006, management documented to the Company’s internal control over financial reporting standards established by the chief financial officer and senior accounting personnel for the review, analysis and conclusions with respect to the accounting all future non-routine transactions under generally accepted accounting principles in the Unites States (“GAAP”), including the involvement of both internal accounting personnel and outside accounting consultants, as needed, early in a non-routine transactions to obtain additional guidance as to the application of GAAP.

•	During the first quarter of 2006, but subsequent to the filing of the Company’s 2005 annual report on Form 10-K, management engaged on an ongoing basis a large independent registered public accounting firm to review and advise on the accounting for certain non-routine transactions.

•	During the first quarter of 2006, the Company’s chief financial officer and senior accounting personnel continued to review all non-routine transactions to evaluate and approve the accounting treatment for such transactions.

Except as noted above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006 based on the material weaknesses in internal control over financial reporting as identified and discussed above.

Management believes its changes to internal control over financial reporting during the fourth quarter of 2005 and first quarter of 2006 have mitigated the control deficiencies with respect to the preparation of this quarterly report on Form 10-Q and that these measures have provided reasonable assurance that information required to be disclosed in this report has been recorded, processed, summarized and reported correctly. In particular, the Company’s management believes that the measures implemented to date provide reasonable assurance that the Company’s financial statements included in this report are prepared in accordance with generally accepted accounting principles. Management believes that its controls and procedures will continue to improve as a result of the further implementation of its remediation plan.

PART II. Other Information

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2006.

RAE SYSTEMS INC.

By:	/s/ Donald W. Morgan
Donald W. Morgan
Chief Financial Officer and Vice President,
Finance