Form 10-Q
period 2006-06-30
RAE SYSTEMS INC
filed 2006-08-08
CIK 1084876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2006
Common Stock, $.001 par value per share	58,447,030 shares

RAE Systems Inc.

RAE Systems Inc.

Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$13,409,000	$13,524,000
Short-term investments	11,929,000	14,348,000
Trade notes receivable	900,000	1,087,000
Accounts receivable, net of allowance for doubtful accounts of $888,000 and $963,000, respectively	12,551,000	11,707,000
Accounts receivable from affiliate	154,000	84,000
Inventories, net	12,000,000	9,477,000
Prepaid expenses and other current assets	4,668,000	2,773,000
Deferred tax assets	2,872,000	2,869,000

Total Current Assets	58,483,000	55,869,000

Property and Equipment, net	14,972,000	14,911,000

Long Term Investments	986,000	1,616,000

Intangible Assets, net	1,547,000	1,782,000

Goodwill	136,000	136,000

Long Term Deferred Tax Assets	559,000	634,000

Deposits and Other Assets	727,000	867,000

Investment in Unconsolidated Affiliate	432,000	449,000

Total Assets	$77,842,000	$76,264,000

Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$6,528,000	$3,979,000
Accounts payable to affiliate	93,000	—
Accrued liabilities	6,664,000	7,329,000
Notes payable - related parties	1,194,000	759,000
Income taxes payable	—	407,000
Current portion of deferred revenue	1,990,000	2,029,000

Total Current Liabilities	16,469,000	14,503,000

Deferred Revenue, net of current portion	377,000	296,000
Deferred Tax Liabilities	389,000	379,000
Other Long Term Liabilities	1,283,000	1,466,000
Long Term Notes Payable - Related Parties	462,000	821,000

Total Liabilities	18,980,000	17,465,000

Commitments and Contingencies

Minority Interest in Consolidated Entities	4,081,000	4,226,000

Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 58,436,229 and 57,837,843 shares issued and outstanding, respectively	58,000	58,000
Additional paid-in capital	57,674,000	56,629,000
Accumulated other comprehensive income	558,000	310,000
Accumulated deficit	(3,509,000)	(2,424,000)

Total Shareholders’ Equity	54,781,000	54,573,000

Total Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity	$77,842,000	$76,264,000

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30,		Six months ended June 30
	2006	2005	2006	2005
Net Sales	$15,901,000	$13,624,000	$28,327,000	$25,872,000
Cost of Sales	7,439,000	5,280,000	13,155,000	10,358,000

Gross Profit	8,462,000	8,344,000	15,172,000	15,514,000

Operating Expenses:
Sales and marketing	4,420,000	4,513,000	8,491,000	7,937,000
Research and development	1,453,000	1,355,000	2,726,000	2,452,000
General and administrative	3,033,000	3,296,000	6,002,000	5,751,000
Loss on abandonment of lease		2,027,000		2,027,000

Total Operating Expenses	8,906,000	11,191,000	17,219,000	18,167,000

Loss from Operations	(444,000)	(2,847,000)	(2,047,000)	(2,653,000)

Other Income (Expense):
Interest income	260,000	192,000	434,000	291,000
Interest expense	(65,000)	(1,000)	(86,000)	(34,000)
Other, net	138,000	(18,000)	164,000	(55,000)
Equity in loss of unconsolidated affiliate	(117,000)	(69,000)	(181,000)	(152,000)

Total Other Income	216,000	104,000	331,000	50,000

Loss Before Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle	(228,000)	(2,743,000)	(1,716,000)	(2,603,000)
Income tax benefit	305,000	1,291,000	484,000	1,185,000

Income (Loss) Before Minority Interest and Cumulative Effect of Change in Accounting Principle	77,000	(1,452,000)	(1,232,000)	(1,418,000)
Minority interest in (income) loss of consolidated subsidiaries	(131,000)	111,000	145,000	171,000

Loss Before Cumulative Effect of Change in Accounting Principle	(54,000)	(1,341,000)	(1,087,000)	(1,247,000)
Cumulative effect of change in accounting principle, net of tax effects	—	—	2,000

Net Loss	$(54,000)	$(1,341,000)	$(1,085,000)	$(1,247,000)

Basic Loss Earnings Per Common Share
Loss before cumulative effect of change in accounting principle	$(0.00)	$(0.02)	$(0.02)	$(0.02)
Cumuative effect of change in accounting principle	—	—	—	—
Basic loss per common share	$(0.00)	$(0.02)	$(0.02)	$(0.02)

Diluted Loss Earnings Per Common Share
Loss before cumulative effect of change in accounting principle	$(0.00)	$(0.02)	$(0.02)	$(0.02)
Cumuative effect of change in accounting principle	—	—	—	—
Basic loss per common share	$(0.00)	$(0.02)	$(0.02)	$(0.02)

Weighted-average common shares outstanding	58,112,766	57,649,477	58,007,469	57,341,532
Stock options and warrants	—	—	—	—

Diluted weighted-average common shares outstanding	58,112,766	57,649,477	58,007,469	57,341,532

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows From Operating Activities:
Net Loss	$(1,085,000)	$(1,247,000)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,387,000	871,000
Provision for doubtful accounts	(85,000)	60,000
Loss on disposal of fixed assets	115,000	22,000
Inventory reserve	515,000	12,000
Compensation expense under fair value accounting of common stock options	699,000	958,000
Common stock warrants granted for services	—	27,000
Equity in loss of unconsolidated affiliate	181,000	152,000
Minority interest in loss of consolidated subsidiary	(145,000)	(171,000)
Deferred income taxes	7,000	(825,000)
Loss on abandonment of lease	—	2,027,000
Amortization of discount on notes payable	77,000	—
Cumulative effect on change in accounting principle, net of tax effects	(2,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(621,000)	163,000
Accounts receivable from affiliate	(50,000)	117,000
Trade notes receivable	196,000	(420,000)
Inventories	(2,872,000)	(888,000)
Prepaid expenses and other current assets	(870,000)	(600,000)
Deposit and other	146,000	120,000
Accounts payable	2,408,000	664,000
Accounts payable to affiliate	73,000	—
Accrued liabilities	(736,000)	(946,000)
Income taxes payable	(1,315,000)	(631,000)
Deferred revenue	22,000	1,005,000
Other long-term liabilities	(183,000)	214,000

Net Cash (Used In) Provided By Operating Activities	(2,138,000)	684,000

Cash Flows From Investing Activities:
Purchase of investments	(12,616,000)	(8,598,000)
Proceeds from maturities of investments	11,383,000	6,831,000
Proceeds from sales prior to maturity of investments	4,252,000	—
Acquisition of property and equipment	(1,362,000)	(3,460,000)

Net Cash Provided by (Used In) Investing Activities	1,657,000	(5,227,000)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and warrants	282,000	189,000

Net Cash Provided By Financing Activities	282,000	189,000

Effect of exchange rate changes on cash and cash equivalents	84,000	(197,000)

Net Decrease in Cash and Cash Equivalents	(115,000)	(4,551,000)
Cash and Cash Equivalents, beginning of period	13,524,000	21,566,000

Cash and Cash Equivalents, end of period	$13,409,000	$17,015,000

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the future consolidated financial position, results of operations or cash flows of RAE Systems, Inc. (the “Company” or “RAE”). The unaudited financial statements contained in this Form 10-Q have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, necessary to present fairly the Company’s financial position, results of operations and its cash flows for the stated periods, in conformity with the accounting principles generally accepted in the United States of America. The consolidated balances at December 31, 2005 were derived from the audited financial statements included in the Company’s Annual Report (“Annual Report”) on Form 10-K for the year ended December 31, 2005. The financial statements included in this report should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Annual Report.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company generally recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions. For non-standard contract terms where title to goods pass at time of delivery (FOB destination), revenue is recognized after the Company has established proof of delivery. Revenues related to services performed under the Company’s extended warranty program represented less than 1% of net revenues in the second quarter and first six months of 2006 and 2005 and are recognized as earned based upon contract terms, generally ratably over the term of service. During 2006 and 2005, the Company recorded project installation work in China using the percentage-of-completion method. Installation revenue represented approximately 6% and 0% of net revenue in the second quarter of 2006 and 2005 and approximately 5% and 0% in the first six months of 2006 and 2005. Net revenues include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. Shipping fees represented less than 1% of net revenues in the second quarter and first six months of 2006 and 2005. Shipping costs are included in cost of goods sold.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Anti-dilutive shares excluded from diluted earnings per share calculation for three month periods ended June 30, 2006 and 2005 were 3,042,524 and 3,725,527, respectively, and for the six month periods ending June 30, 2006 and 2005 were 2,850,177 and 6,534,578, respectively.

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

As of June 30, 2006, the Company has reserved 250,021 shares of common stock for issuance under the 1993 Stock Option Plan and 2,950,786 shares of common stock for issuance under the 2002 Stock Option Plan. As of June 30, 2006, the Company had 945,451 shares of common stock available for future grant under the 2002 Stock Option Plan.

Non-Plan Stock Options

In 2002, the Company granted certain of its directors non-plan options to purchase 400,000 shares of non-plan restricted stock at a weighted-average exercise price of $0.985. The options vest 25% after one year with the remainder vesting monthly over the following three years and are exercisable over ten years. In 2004, the Company issued 63,000 shares of non-plan restricted stock due to the exercise of such options. As of June 30, 2006, the Company had 299,200 non-plan options outstanding with a weighted average exercise price of $1.05. As of June 30, 2006, 299,200 options were exercisable and had a remaining contractual life of 5.75 years.

Adoption of SFAS 123(R)

Effective January 1, 2003, the Company adopted Financial Accounting Standards Board Statement (“FAS”) No. 123, “Accounting for Stock-Based Compensation”, for the recognition of stock-based compensation cost in its statement of operations. The fair value of each option award was estimated on the date of the grant using the Black-Scholes-Merton valuation method. This fair value was amortized as compensation expense, on a straight line basis, over the requisite service periods of the awards, which was generally the vesting period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123 (Revised 2004), “Share-Based Payment,” (“FAS 123(R)”) where the fair value of each option is adjusted to reflect only those shares that are expected to vest. The Company’s implementation of FAS 123(R) uses the modified-prospective-transition method where the compensation cost related to each unvested option as of January 1, 2006, is recalculated and any necessary adjustment is reported in the first quarter of adoption.

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

Fair Value —The fair value of the Company’s stock options granted to employees for the three months ended June 30, 2006 and 2005 were estimated using the following weighted- average assumptions:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005*	June 30, 2006	June 30, 2005
Expect term in years	6.08	—	6.08	5.00
Volatility	78%	—	78%	105%
Expected dividend	—	—	—	—
Risk-free interest rate	5%	—	5%	4%
Weighted-average fair value	$2.67	—	$2.67	$2.85

*	- No options were granted in the second quarter of 2005.

Stock Compensation Expense

Stock Compensation Expense —The Company recorded $356,000 and $497,000 of stock-based compensation for the second quarters of 2006 and 2005, respectively and $699,000 and $958,000 for the six months ended June 30, 2006 and 2005, respectively.

As required by FAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At June 30, 2006, the total unearned compensation cost related to unvested options granted to employees under the Company’s stock option plans but not yet recognized was approximately $3.8 million, net of estimated forfeitures of approximately $900,000. The Fair Value of each grant will be amortized on a straight-line basis over a weighted-average period of approximately 3 years and will be adjusted for subsequent changes in estimated forfeitures.

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans, excluding non-vested shares:

Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,701,554	$2.92
Granted	840,500	$3.74
Exercised	(239,330)	$1.05
Forfeited or expired	(101,917)	$4.15
Outstanding at June 30, 2006	3,200,807	$3.23	7.90	$3,669,882
Exercisable at June 30, 2006	1,604,847	$2.49	6.73	$3,064,733

The weighted-average grant-date fair value of options granted during the second quarters of 2006 and 2005 were $2.67 and $0, respectively. The total intrinsic value of options exercised during the second quarters of 2006 and 2005 were approximately $340,000 and $240,000, respectively, and during the first six months of 2006 and 2005, $650,000 and $1.7 million, respectively.

Investments

Effective second quarter of 2006, all investments are classified as available-for-sale, and therefore, are carried at fair market value. The Company previously classified these investments as held-to-maturity. Available for sale securities are stated at fair market value based upon quoted market prices of the securities. Unrealized gains and losses on such securities are reported as a separate component of stockholder’s equity. Realized gains and losses on available-for-sale securities are included in interest income.

Variable Interest Entities

RAE France was identified by management as a variable interest entity. The Company is the primary beneficiary through its ownership of RAE Europe ApS. RAE France distributes and sells RAE products exclusively in France. Total sales in the second quarter of 2006 and 2005 were $329,000 and $164,000, respectively, and the first six months of 2006 and 2005 were $684,000 and $378,000, respectively. The Company has consolidated RAE France since December 2004.

Segment Reporting

The Company’s operating divisions consist of geographically-based entities in the Americas (North and South America), Asia and Europe. All such operating divisions have similar economic characteristics, as defined in FAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, and accordingly, the Company operated as one reportable segment for quarters ended June 30, 2006 and 2005.

Recent Accounting Pronouncements

On July 13, 2006, the Finance Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal year beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of the standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to income tax payable account and the opening balance of retained earnings for that fiscal year. The Company is currently assessing the impact of this statement on the Company’s consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.

Note 2. Composition of Certain Financial Statement Items

The following is a break-down of certain balance sheet accounts:

Investments

	Short Term			Long Term
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Certificates of Deposit	$5,133,000	—	$5,133,000	$990,000	$(4,000)	$986,000
US Treasury Bonds & Notes	$3,075,000	$(10,000)	$3,065,000	—	—	—
US Government Agencies	$3,740,000	$(9,000)	$3,731,000	—	—	—

Total	$11,948,000	$(19,000)	$11,929,000	$990,000	$(4,000)	$986,000

As a result of recent July 2006 investment commitments and in accordance with Financial Accounting Standard 115, “Accounting for Certain Investments in Debt and Equity,” the Company changed the classification of its investments from “held-to-maturity” to “available-for-sale.” The resulting fair-value calculation of the Company’s investments led to a $23,000 reduction in carrying value of the investments as of June 30, 2006 with the offset reported as a component of other comprehensive income of $13,000 and deferred tax assets of $10,000.

Inventories

	June 30, 2006	December 31, 2005
Raw materials	$3,504,000	$2,862,000
Work-in-progress	$2,255,000	$2,286,000
Finished goods	$5,905,000	$3,378,000
Other	$336,000	$951,000

	$12,000,000	$9,477,000

Prepaid expenses and other current assets

	June 30, 2006	December 31, 2005
Income tax receivable	$919,000	$10,000
Interest receivable	$109,000	$122,000
Prepaid insurance	$405,000	$447,000
Advance to suppliers	$3,012,000	$2,156,000
Other	$223,000	$38,000

	$4,668,000	$2,773,000

Property and Equipment

	June 30, 2006	December 31, 2005
Building and building improvements	$7,869,000	$7,824,000
Land	$3,220,000	$3,220,000
Equipment	$2,443,000	$2,757,000
Computer equipment & software	$3,556,000	$2,015,000
Vehicles	$903,000	$851,000
Furniture and fixtures	$811,000	$669,000
Construction in progress	$168,000	$993,000
Other	$509,000	—

	$19,479,000	$18,329,000

Less: accumulated depreciation	$4,507,000	$3,418,000

	$14,972,000	$14,911,000

Accrued liabilities

	June 30, 2006	December 31, 2005
Compensation and related benefits	$1,572,000	$2,120,000
Accrued commissions	$2,256,000	$1,415,000
Legal and professional	$683,000	$1,269,000
Warranty reserve	$341,000	$377,000
Taxes other than income tax	$324,000	$616,000
Abandonment of lease	$474,000	$482,000
Marketing and advertising	$91,000	$177,000
Freight	$49,000	—
Travel	$37,000	—
Other	$837,000	$873,000

	$6,664,000	$7,329,000

Note 3. Income Tax

The effective tax rate for the quarter ended June 30, 2006 was (134%) of pretax loss, compared to (47%) of pretax loss in the second quarter of 2005. The effective tax rate for the six months ended June 30, 2006 was (28%), compared to (46%) for the same period in 2005. We calculated our income tax provisions based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result, the Company reported certain discrete tax benefits for the quarter, including $337,000 for the release of tax reserves and related interest upon completion of a regular tax audit by the Internal Revenue Service (“IRS”).

Additionally, in accordance with FIN 18, we excluded from the consolidated worldwide effective tax rate, computations in certain jurisdictions where no tax benefit of losses, either year-to-date or anticipated fiscal year, would be recognized. Accordingly, the tax benefit for the second quarter of 2006 excludes the benefit of losses in selected foreign jurisdictions in which the Company anticipates providing a full valuation allowance against the loss carry-forward. The effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or loss, tax regulations in each geographic region, the availability of tax credits and carry-forwards, and the effectiveness of our tax planning strategies. We regularly monitor the assumptions used in estimating our annual effective tax rate and adjust our estimates accordingly. If actual results differ from our estimates, future income tax expense could be materially affected.

The IRS has concluded the audit of the Company’s federal income tax returns for the year ended December 31, 2003. Based on the results of the examination, the Company paid $391,000 to the IRS in April 2006, which was accrued at December 31, 2005. Based on the outcome of the audit, the Company released $337,000 of additional reserves applicable to 2003 and 2004 which was treated as a discrete benefit for the quarter.

The tax authority in Denmark, Skat, is currently auditing the Company’s subsidiary in Denmark for the fiscal year ended December 31, 2004. At this time we are not aware of any adjustments they intend to propose. Management believes the ultimate outcome of the tax audit will not have a material impact on the Company’s financial position or results of operations.

Note 4: Comprehensive Income (Loss)

Total comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(54,000)	$(1,341,000)	$(1,085,000)	$(1,247,000)
Other comprehensive income (loss)
Foreign currency translation	$101,000	$2,000	$261,000	$(77,000)
Investment loss, after tax	$(13,000)		$(13,000)

Total comprehensive income (loss)	$34,000	$(1,339,000)	$(837,000)	$(1,324,000)

The components of accumulated other comprehensive loss where as follows:

	June 30, 2006	December 31, 2005
Foreign currency translation adjustment	$571,000	$310,000
Investment loss, after tax	$(13,000)

Accumulated other comprehensive income	$558,000	$310,000

Note 5. Commitments and Contingencies

Legal Proceedings

A motion was filed on June 17, 2005, by Polimaster Ltd. and Na & SE Trading Co. Limited, for an injunction that would prevent RAE Systems from shipping its Gamma RAE II product and prohibiting RAE from making any additional sales of products in its possession licensed from Polimaster Ltd. and Na & SE Trading Co. Limited, pending resolution of arbitration between the parties. The motion was denied on September 6, 2005. On June 12, 2006, the Company and Polimaster agreed to arbitrate this claim in accordance with the original contract between the parties. The arbitration will be conducted under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. Both parties have agreed to a ten-day arbitration proceeding that is scheduled to start on March 5, 2007. Polimaster’s initial claim is for damages of 13.2 million dollars and an injunction against sales of the Company’s Gamma Rae II and Neutron RAE II products radiation detection products. From initial release of these products through June 30, 2006, the Company shipped approximately 1.9 million dollars of these products. At this time, due to the preliminary and speculative nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We also believe the claim by Polimaster is without merit and we expect to vigorously defend our position.

Notwithstanding the Polimaster proceeding described above, from time to time, the Company is engaged in various legal proceedings incidental to its normal business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations or cash flows.

Operating leases

The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the quarter ended June 30, 2006 and 2005 were $169,000 and $258,000, and for the first six months of 2006 and 2005 were $353,000 and $501,000, respectively. Future minimum lease payments from 2006 (remaining 6 months) through 2011 and beyond excluding the Sunnyvale, California abandoned building lease are $252,000, $223,000, $140,000, $135,000, $115,000 and $82,000, respectively.

In December 2004, the Company purchased the property located at 3775 North First Street in San Jose, California. The lease related to our previous headquarters in Sunnyvale, California was written off as of the second quarter of 2005. The total loss on abandonment of the lease was approximately $2 million. Future discounted lease payments related to the Sunnyvale building have been included in accrued expenses totaling $474,000 and other long term liabilities totaling $1,283,000 at June 30, 2006. Future minimum lease payments for each of the next four years from 2006 (remaining 6 months) through 2009 are $250,000, $528,000, $627,000 and $556,000, respectively. The discount rate used was 4.85%.

Purchase obligations

The Company has agreements with suppliers and other parties to purchase inventories and other goods and services. The Company estimated its non-cancelable obligations under these agreements in 2006 (remaining 6 months), 2007, 2008, 2009 and 2010, to be approximately $5,934,000, $290,000, $160,000, $43,000 and $3,000 respectively. All non-cancelable obligations related to inventories are expected to be delivered within the next 12 months. The Company periodically reviews the carrying value of its inventories and non-cancelable purchase commitments by evaluating material usage requirements and forecasts and estimates inventory obsolescence, excess quantities and any expected losses on purchase commitments. The Company may record charges to write-down inventory due to excess, obsolete and slow-moving inventory and lower-of-cost or market based on an analysis of the impact of changes in technology, estimates of future sales volumes and market value estimates. There was no loss accrued related to current purchase obligations. However, any additional future write-down of inventories or loss accrued on inventory purchase commitments, if any, due to market conditions, may negatively affect gross margins in future periods.

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

Note 6. Warranty Reserves

The Company generally provides a one to three year limited warranty on the majority of its products and establishes a provision for the estimated costs of fulfilling these warranty obligations at the time the related revenue is recorded. The following is a summary of the changes in these liabilities during the three-month periods ended June 30, 2006 and 2005:

	June 30,
	2006	2005
Provision for products sold during period	$115,000	$191,000
Adjustment of prior period provision	—	—
Claims paid during the period	$(151,000)	$(195,000)

Net decrease in liabilities	$(36,000)	$(4,000)

Balance beginning of period	$377,000	$417,000

Balance end of period	$341,000	$413,000

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

Note 7. Related Party Transactions

In conjunction with the investment in RAE-KLH (Beijing) Co., Ltd. (“KLH”), an unsecured note payable was established for the previous KLH shareholders as part of the purchase price agreement. As of June 30, 2006 and December 31, 2005, $1,194,000 and $759,000, respectively, was included in notes payable – related parties and $462,000 and $804,000, respectively, was included in long term notes payable – related parties. The notes were non-interest bearing and were recorded at net present value using a discounted interest rate of 5.5%. A sum of $437,000 is due on demand after December 31, 2005. In addition, the future payment plan for each of the next four years from 2006 (remaining 6 months) through 2009 is $402,000, $401,000, $251,000 and $251,000, respectively.

The Company has a 40% ownership in Renex Technologies Ltd. (“Renex”) and pays a 7.5% royalty to Renex for using certain modems developed by Renex. In the second quarter of 2006 and 2005 and the first six months of 2006 and 2005, the Company made royalty payments amounting to $21,000, $16,000, $35,000 and $16,000, respectively. In the second quarter of 2006 and 2005, the Company purchased $59,000 and $166,000, respectively, of inventory items from Renex and sold $17,000 and $2,500 of inventory items to Renex. In the first six months of 2006 and 2005, the Company purchased $191,000 and $171,000, respectively, of inventory items from Renex and sold $48,000 and $8,000 of inventory items to Renex. Accounts receivable due from Renex at June 30, 2006 and December 31, 2005 were $154,000 and $84,000, respectively. Accounts payable due to Renex at June 30, 2006 and December 31, 2005 were $93,000 and $0, respectively. The Company recorded $117,000 and $69,000 of equity in loss in unconsolidated affiliate in the second quarter of 2006 and 2005, respectively.

The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary of $22,000 and $26,000 for the quarters ended June 30, 2006 and 2005, respectively. Ms. Chen was paid a salary of $48,000 for the first six months of both 2006 and 2005. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions, regarding Ms. Chen, are performed in the same manner as other U.S. employees with Robert Chen the final approval signatory on compensation recommendations.

Note 8. Subsequent Events

On July 11, 2006, the Company purchased the assets, including two pending patents, of Santa Clara, California based Aegison Corporation, a supplier of fixed and mobile digital video surveillance systems for $2 million in cash. Aegison is a global provider of digital surveillance solutions for a variety of security applications and environments including large-scale mobile deployments. All of the U.S. based employees have been offered positions at RAE Systems headquarters in San Jose, CA.

On July 12, 2006, a wholly owned subsidiary of the Company, RAE Systems (Asia) Ltd., entered into four agreements to purchase an aggregate thirty-two percent (32%) of the outstanding equity of KLH from minority interest holders. The purchase is in four cash installments that if based on the current exchange rate, will be valued at approximately: (i) $4.8 million USD in July 2006 for nineteen percent (19%) of KLH; (ii) $1.3 million USD in July 2009 for five percent (5%) of KLH; (iii) $900,000 USD in July 2010 for four percent (4%) of KLH; and (iv) $900,000 USD in July 2011 for approximately four percent (4%) of KLH. The acquisition adds to the Company’s existing sixty-four percent (64%) interest in KLH, which was initially purchased in May 2004. When the current installment purchase program is completed in 2011, the Company will own approximately ninety-six percent (96%) of the outstanding equity of KLH. Since May 2004, the Company has consolidated the results of KLH within its publicly reported financial statements.

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

Critical Accounting Policies and Significant Management Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate the estimates, including those related to our allowance for doubtful accounts, valuation of goodwill and intangible assets, investments, valuation of deferred tax assets, restructuring costs, contingencies, inventory valuation, warranty accrual and the stock compensation expense. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company generally recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions. For non-standard contract terms where title to goods pass at time of delivery (FOB destination), revenue is recognized after the Company has established proof of delivery. Revenues related to services performed under the Company’s extended warranty program represented less than 1% of net revenues in the second quarter and first six months of 2006 and 2005 and are recognized as earned based upon contract terms, generally ratable over the term of service. During 2006 and 2005, the Company recorded project installation work in China using the percentage-of-completion method. Installation revenue represented approximately 6% and 0% of net revenue in the second quarter of 2006 and 2005 and approximately 5% and 0% in the first six months of 2006 and 2005. Net revenues include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping fees represented less than 1% of net revenues in the second and first six months of 2006 and 2005. Shipping costs are included in cost of goods sold.

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

Investments

As a result of recent July 2006 investment commitments and in accordance with Financial Accounting Standard 115, “Accounting for Certain Investments in Debt and Equity,” the Company changed the classification of its investments from “held-to-maturity” to “available-for-sale.” The resulting fair-value calculation of the Company’s investments led to a $23,000 reduction in carrying value of the investments as of June 30, 2006 with the offset reported as a component of other comprehensive income of $13,000 and deferred tax assets of $10,000.

Stock-based Compensation Expense

Effective January 1, 2003, the Company adopted FAS 123, “Accounting for Stock-Based Compensation,” for the recognition of stock-based compensation cost in its statement of operations. The fair value of each option award was estimated on the date of the grant using the Black-Scholes-Merton valuation method. This fair value was amortized as compensation expense, on a straight line basis, over the requisite service periods of the awards, which was generally the vesting period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123 (Revised 2004), “Share-Based Payment,” where the fair value of each option is adjusted to reflect only those shares that are expected to vest. The Company’s implementation of FAS 123(R) uses the modified-prospective-transition method where the compensation cost related to each unvested option as of January 1, 2006, is recalculated and any necessary adjustment is reported in the first quarter of adoption.

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

Results of Operations

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Total Net Sales

	Three months ended June 30,
	2006	2005	Change	% change
Net sales	$15,901,000	$13,624,000	$2,277,000	17%

Net sales for the quarter ended June 30, 2006, increased by $2,277,000 (17%) over the same quarter in 2005. Net Sales for the quarter ended June 30, 2006, increased in Asia by $2,412,000 (63%) and by $421,000 (27%) in Europe over the same period in 2005. The increases in Asia and Europe were primarily the result of increased sales of our products to the industrial sector in Asia and increased sales of our wireless systems in Europe, largely resulting from the ATEX (European Product Safety Standards) certification of key products announced in January 2006. Net sales in the Americas decreased by approximately $556,000 (7%) primarily due to a slow-down in spending for homeland security related products and increased price competition in the industrial sector.

Cost of Sales & Gross Margin

	Three months ended June 30,
	2006	2005	Change	% change
Cost of good sold	$7,439,000	$5,280,000	$2,159,000	41%
Gross profit	$8,462,000	$8,344,000	$118,000	1%
Gross profit as % of net sales	53%	61%

Cost of goods sold for the quarter ended June 30, 2006, increased by $2,159,000 (41%) over the same quarter in 2005. The increase in cost of goods sold was primarily due to higher unit shipment volume and a shift in sales in the Americas towards lower-margin portable products as well as from increases in lower margin installation services and distributor products in Asia.

Sales and Marketing Expense

	Three months ended June 30,
	2006	2005	Change	% change
Sales and marketing	$4,420,000	$4,513,000	$(93,000)	-2%
As % of net sales	28%	33%

Sales and marketing expenses decreased by approximately $93,000 (2%) for the second quarter of 2006 over the same quarter in 2005. The lower sales and marketing expenses during the quarter ended June 30, 2006 were primarily due to lower expenses in Europe and Asia of $80,000 and $20,000, respectively. The lower expenses in the Europe and Asia were partially offset by $10,000 of additional spending in the Americas. The expenses in Europe for the quarter ended June 30, 2006 were lower when compared to the quarter ended June 30, 2005 primarily due to a one time severance expense of approximately $200,000 in the second quarter of 2005, partially offset by approximately $120,000 of higher expenses during the second quarter of 2006 related to higher sales and increased infrastructure to support growth.

Research and Development Expense

	Three months ended June 30,
	2006	2005	Change	% change
Research and development	$1,453,000	$1,355,000	$98,000	7%
As % of net sales	9%	10%

Research and development expenses increased by approximately $98,000 (7%) during the quarter ended June 30, 2006 over the same period during 2005. These higher expenses were primarily the result of increased headcount and spending to support development projects related to new portable and wireless products as well as from continued product improvements and enhancements. Key product releases during the quarter ended June 30, 2006 included the GammaRAE II portable radiation detector and dosimeter plus the ChemRAE, a portable device to detect specific chemical agents generally used in warfare. The ChemRAE detector was also integrated into our wireless communications products.

General and Administrative Expense

	Three months ended June 30,
	2006	2005	Change	% change
General and administrative	$3,033,000	$3,296,000	$(263,000)	-8%
As % of net sales	19%	24%

General and administrative expenses decreased by $263,000 (8%) during the quarter ended June 30, 2006 over the same period during 2005. The decrease was primarily related to lower expenses for the amortization of stock options ($235,000) and generally lower expenses as compared to the quarter ended June 30, 2005.

Loss on Abandonment of Lease

	Three months ended June 30,
	2006	2005	Change	% change
Loss on abandonment of lease	—	$2,027,000	$(2,027,000)	-100%
As % of net sales		15%

The loss on abandonment of lease cost of approximately $2 million in 2005 was associated with our abandonment of our former U.S. manufacturing and headquarters leased site in Sunnyvale, California. We completed our move to a larger headquarters and U.S. manufacturing facility during the second quarter of 2005 to support our increased growth.

Other Income (Expense)

	Three months ended June 30,
	2006	2005	Change	% change
Interest income	$260,000	$192,000	$68,000	35%
Interest expense	$(65,000)	$(1,000)	$(64,000)	6400%
Other, net	$138,000	$(18,000)	$156,000	-867%
Equity in loss of unconsolidated affiliate	$(117,000)	$(69,000)	$(48,000)	70%

Total	$216,000	$104,000	$112,000	108%

As % of net sales	1%	1%

For the quarter ended June 30, 2006, total other income (expense) was $216,000 in income compared to $104,000 in 2005. The increase in interest income of $68,000 was largely due to a higher rate of return on investments from generally higher interest rates in the second quarter of 2006 as compared to the second quarter of 2005. Interest expense increased by $64,000 from interest on notes payable at our KLH subsidiary. Other, net increased by $156,000 in the second quarter of 2006 versus the same quarter during 2005 resulting in a $138,000 gain versus an $18,000 loss. The gain in the second quarter was mainly due to increases in the Eurodollar relative to the U.S. dollar obligations held by the Company’s European operations, where the Eurodollar is the functional currency. Additionally, there was a $50,000 gain in the U.S. related to a legal settlement and a $37,000 gain in Shanghai due to receipt of a government subsidy. The equity loss for Renex, an unconsolidated research and development affiliate, was $117,000 in the second quarter of 2006 versus the loss of $69,000 during the same quarter in 2005.

Income Taxes

	Three months ended June 30,
	2006	2005	Change	% change
Income tax benefit	$305,000	$1,291,000	($986,000)	-76%
As % of (loss) Income before income taxes, minority interest and cumulative effect on change in accounting principle	134%	47%

The tax benefit for the quarter ended June 30, 2006 was $305,000 or 134% of the loss before income taxes, minority interest and the cumulative effect on change in accounting principle, compared to $1,291,000 or 47% of the loss before income taxes and minority interest in the same quarter of 2005. Income tax provisions were calculated based on the estimated annual effective tax rate for the Company. The tax benefit for the second quarter was greater than the U.S. statutory rate because the Company reported discrete tax benefits of $337,000 associated with the release of tax reserves at the conclusion of an IRS audit for the year ended December 31, 2003.

Minority interest in (income) loss of consolidated entities

	Three months ended June 30,
	2006	2005	Change	% change
Minority interest in (income) loss of consolidated subsidiaries	$(131,000)	$111,000	$(242,000)	-218%
As % of net sales	-1%	1%

For the quarter ended June 30, 2006, we allocated $131,000 of net profit to minority interests, of which $122,000 and $9,000 represented the 36% minority share in the net profit of KLH and 51% of the majority interest’s share in the net profit of RAE Systems France, respectively. During the same period in 2005, we allocated $111,000 of net loss to minority interests, representing the 36% minority interest’s share in the net loss of KLH ($114,000), partially offset by $3,000 representing the 51% majority interests share in the net profit of RAE Systems France.

Net Loss
	Three months ended June 30,
	2006	2005	Change
Net Loss	$(54,000)	$(1,341,000)	$1,287,000
	-0.3%	-9.8%

The net loss for the quarter ended June 30, 2006 was $54,000. For the same period in 2005, we had a net loss of $1,341,000. The main reasons for the $1,287,000 decrease in the net loss amount were the 2005 one-time charge of $2 million related to the abandonment of the lease on the Company’s former headquarters and the U.S. manufacturing site during the second quarter of 2005 and higher sales volumes in 2006, partially offset by decreases in gross margins in 2006 associated with increased sales of lower margin portable products, competitive price pressures in the industrial sector in the Americas as well as from increases in lower margin installation services and distributor products in Asia.

Six Months ended June 30, 2006 compared to the Six Months ended June 30, 2005

Total Net sales
	Six months ended June 30,
	2006	2005	Change	% change
Net sales	$28,327,000	$25,872,000	$2,455,000	9%

Net sales for the six-month period ended June 30, 2006 increased by $2,455,000 (9%) over the same period in 2005. The increases in sales were primarily the result of increases in Asia of $3,022,000 and Europe of $946,000 partially offset by a decrease in the Americas of $1,513,000. The increases in Asia and Europe were primarily the result of increased sales of our products to the industrial sector in Asia and increased sales of our wireless systems in Europe. The decrease in the Americas was primarily due to a large 2005 order delivered to the U.S. military during the first quarter of 2005 ($1.1 million), slower spending in 2006 for homeland security products as compared to 2005, as well as from increased price competition in the industrial sector in 2006.

Cost of Sales & Gross Margin
	Six months ended June 30,
	2006	2005	Change	% change
Cost of good sold	13,155,000	10,358,000	$2,797,000	27%
Gross profit	$15,172,000	$15,514,000	$(342,000)	-2%
Gross profit as % of net sales	54%	60%

Cost of goods sold for the six-months ended June 30, 2006 increased by $2,797,000 over the same period in 2005. The increase in cost of goods sold was primarily due to higher unit shipment volume, a shift in sales in the Americas towards lower-margin portable products as well as from increases in lower margin installation services and distributor products in Asia.

Sales and Marketing Expense

	Six months ended June 30,
	2006	2005	Change	% change
Sales and marketing	$8,491,000	$7,937,000	$554,000	7%
As % of net sales	30%	31%

Sales and marketing expenses increased by approximately $554,000 for the six-month period ended June 30, 2006 over the same period during 2005. The increase was primarily the result of increases in the number of sales people in Asia to support increased growth.

Research and Development

	Six months ended June 30,
	2006	2005	Change	% change
Research and development	$2,726,000	$2,452,000	$274,000	11%
As % of net sales	10%	9%

Research and development expenses increased by approximately $274,000 (11%) for the six-month period ended June 30, 2006 over the same period during 2005. The increased expenses were primarily the result of increased number of people to address the development of new portable and wireless products. Key product releases during the quarter ended June 30, 2006 included the GammaRAE II portable radiation detector and dosimeter plus the ChemRAE a portable device to detect specific chemical agents generally used in warfare. The ChemRAE detector was also integrated into our wireless communications products.

General and Administrative

	Six months ended June 30,
	2006	2005	Change	% change
General and administrative	$6,002,000	$5,751,000	$251,000	4%
As % of net sales	21%	22%

General and administrative expenses increased by approximately $251,000 (4%) for the first six-months of 2006 over the same period during 2005. The increased expenses were primarily the result of increased spending following the implementation of the new Oracle ERP system and related communication charges. Additionally, the Company continued to experience increased costs for the six-months ended June 30, 2006 compared to the same period during 2005 related to accounting fees including professional fees for Sarbanes-Oxley compliance.

Loss on Abandonment of Lease

	Six months ended June 30,
	2006	2005	Change	% change
Loss on abandonment of lease	—	$2,027,000	$(2,027,000)	-100%
As % of net sales		8%

The loss on abandonment of lease cost of approximately $2 million in 2005 was associated with our abandonment of our former U.S. manufacturing and headquarters leased site in Sunnyvale, California. We completed our move to a larger headquarters and U.S. manufacturing facility during the second quarter of 2005 to support our increased growth.

Other Income (Expense)

	Six months ended June 30,
	2006	2005	Change	% change
Interest income	$434,000	$291,000	$143,000	49%
Interest expense	$(86,000)	$(34,000)	$(52,000)	153%
Other, net	$164,000	$(55,000)	$219,000	-398%
Equity in loss of unconsolidated affiliate	$(181,000)	$(152,000)	$(29,000)	19%

Total	$331,000	$50,000	$281,000	562%

For the six months ended June 30, 2006, total other income (expense) was $331,000 as compared to $50,000 in 2005. The interest increase of $143,000 was largely due to a higher rate of return on investments from generally higher interest rates in the first six months of 2006 as compared to the first six months of 2005. The interest expense increase of $52,000 was related to interest for notes payable at our KLH subsidiary. Other, net increased by $219,000 in the second quarter of 2006 mainly due to a $100,000 gain in increases in the Eurodollar relative to the U.S. dollar obligations held by the Company’s European operations, where the Eurodollar is the functional currency. Additionally, there was a $50,000 gain in the U.S. related to a legal settlement and a $37,000 gain in Shanghai due to receipt of a government subsidy. The equity loss of Renex, an unconsolidated research and development affiliate was $181,000 in the second quarter of 2006 versus a loss of $152,000 for the same quarter in 2005.

Income Taxes

	Six months ended June 30,
	2006	2005	Change		% change
Income tax benefit	$484,000	$1,185,000	-$	701,000	-59%
As % of (loss) Income before income taxes, minority interest and cumulative effect on change in accounting principle	28%	46%

The tax benefit for the six-month period ended June 30, 2006 was $484,000 or 28% of the loss before income taxes, minority interest and the cumulative effect on change in accounting principle, compared to $1,185,000 or 46% of the loss before income taxes and minority interest in the same period of 2005. We calculated our income tax provisions based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. The tax benefit of six months ended June 30, 2006 primarily related to release of tax reserve and interest of $337,000 at the conclusion of a regular IRS tax return audit for the year ended 2003. The tax benefit of $1,185,000 for the six months ended June 30, 2005 was mainly due to a discrete tax benefit of $801,000 associated with the abandonment of the lease on our former Sunnyvale headquarters and US manufacturing site.

Minority interest in loss of consolidated entities

	Six months ended June 30,
	2006	2005	Change	% change
Minority interest in (income) loss of consolidated subsidiaries	$145,000	$171,000	$(26,000)	-15%

For the six-month period ended June 30, 2006, we allocated $145,000 of net loss to minority interests, of which $172,000 represented the 36% minority share in the net losses of KLH, partially offset by $27,000 representing our 51% majority investor’s share in the net income of RAE Systems France. During the same period in 2005, we allocated $171,000 of net loss to minority interest, of which $182,000 represented the 36% minority share in the net losses of KLH, partially offset by $11,000 representing our 51% majority investor’s share in the net income of RAE Systems France.

Net Income

	Six months ended June 30,
	2006	2005	Change	% change
Net Loss	$(1,085,000)	$(1,247,000)	$162,000	-13%
	-3.8%	-4.8%

The net loss for the six-month period ended June 30, 2006 was $1,085,000. For the same period in 2005, we had a net loss of $1,247,000. The main reasons for the $162,000 decrease in the net loss amount were the one-time 2005 charge of $2 million related to the abandonment of the lease on the Company’s former headquarters and the U.S. manufacturing site during the second quarter of 2005 and higher 2006 sales volumes, partially offset by decreases in gross margins in 2006 associated with increased sales of lower margin portable products, competitive price pressures in the industrial sector in the Americas as well as from increases in lower margin installation services and distributor products in Asia.

Liquidity and Capital Resources

	Six Months Ended June 30, 2006
	2006	2005
Net cash provided by (used in):
Operating activities	$(2,138,000)	$684,000
Investing activities	$1,657,000	$(5,227,000)
Financing activities	$282,000	$189,000
Effect of exchange rate changes on cash and cash equivalents	$84,000	$(197,000)
Net (decrease) increase in cash and cash equivalents	$(115,000)	$(4,551,000)

To date, we have financed our operations primarily through bank borrowings, income from operations and proceeds from the issuances of equity securities. As of June 30, 2006, we had $26.3 million in cash and investments compared with $29.5 million as of December 31 2005. At June 30, 2006, we had $42.0 million of working capital (current assets less current liabilities) and had a current ratio (current assets divided by current liabilities) of 3.6 to 1.0. That compares with $41.4 million of working capital and a current ratio of 3.9 to 1.0 at December 31, 2005. We have two lines of credit available for future growth expansion, which in the aggregate total $10 million. In October 2005, we secured a $5 million line of credit based on the prime-lending rate and a $5 million line of credit based on a fixed rate of 5.3%. Both lines expire in October 2006. We are currently in compliance with the debt covenants, and as such, have these lines available to us in full. At present, there are no amounts outstanding under these agreements.

Net cash used by operating activities for the six-months ended June 30, 2006, was $2,138,000, as compared with net cash provided by operating activities of $684,000 for the six-months ended June 30, 2005. The $2,822,000 reduction to operating cash flows for the six-months ended June 30, 2006 versus the six-months ended June 30, 2005 was primarily due to increased investment in inventories to support continued growth in Europe and China ($1,984,000), reductions to the growth in deferred revenues primarily in China ($983,000) reductions to taxes payable primarily in the U.S. ($684,000), reductions to long term liabilities ($397,000) mainly from payments made against the terminated headquarters lease in the U.S. and a growth in prepaid expenses ($270,000), mainly from advances to vendors. Partially offsetting that use of cash was an increase in accounts payable ($1,744,000) from generally higher levels of expenses and inventory purchases. Net loss before non-cash items was lower by $162,000 in the first six months of 2006 as compared to the first six months of 2005 resulting in a favorable cash contribution in 2006 versus 2005. However, after adding the non-cash adjustments to reconcile the net loss to net cash, including the $2,027,000 write-off of an abandoned lease in 2005, the profit and loss related impact was a provision of funds of $1,664,000 in 2006 versus a provision of funds of $1,886,000 in 2005 for a net reduction in funds provided of $222,000 for the first six months of 2006.

Net cash provided by investing activities for the six-months ended June 30, 2006, was $1,657,000 versus a use of $5,227,000 in the first six months of 2005 for a total difference of $6,884,000. Cash used for capital asset purchases declined by $2,098,000 mainly because the Company was preparing its San Jose headquarters and manufacturing building for occupancy during the first six months of 2005. Cash transferred to investments in 2005 accounted for a cash use of $1,767,000 versus the first six months of 2006 when investments moved to cash totaled $3,019,000 for a total difference of $4,786,000 between the two six-month periods.

Net cash provided by financing activities was $282,000 for the first six months of 2006 compared to $189,000 for the first six months of 2005 from increased stock option exercises.

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

Contractual Obligations

We lease certain manufacturing, warehousing and other facilities under operating leases expiring in future years. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The following table quantifies our known contractual obligations as of June 30, 2006:

	Total	2006 (remaining 6 months)	2007	2008	2009	2010	2011 and thereafter
Operating lease obligations	$2,908,000	$502,000	$751,000	$767,000	$691,000	$115,000	$82,000
Open purchase orders	$5,525,000	$5,525,000	—	—	—	—	—
Notes payable - related parties	$1,742,000	$839,000	$401,000	$251,000	$251,000	—	—
Other liabilities	$905,000	$409,000	$290,000	$160,000	$43,000	$3,000	—

Total	$11,080,000	$7,275,000	$1,442,000	$1,178,000	$985,000	$118,000	$82,000

Recent Accounting Pronouncements

On July 13, 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal year beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of the standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to income tax payable account and the opening balance of retained earnings for that fiscal year. The Company is currently assessing the impact of this statement on the Company’s consolidated financial statements.

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

Interest Rate Risk

As of June 30, 2006, we had cash and investments of $26.3 million consisting largely of cash and highly liquid short-term investments. As a result of recent July 2006 investment commitments and in accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity,” the Company changed the classification of its investments from “held-to-maturity” to “available-for-sale.” The resulting fair-value calculation of the Company’s investments led to a $23,000 reduction in carrying value of the investments as of June 30, 2006 with the offset reported as a component of other comprehensive income of $13,000 and deferred tax assets of $10,000. In addition, changes to interest rates over time may reduce or increase our interest income from our short-term investments. If, for example, there is a hypothetical 150 basis points change in the interest rates in the United States, the approximate impact on our cash and short-term investments would be +/-$70,000.

Foreign Currency Exchange Rate Risk

For June year-to-date 2006, a substantial portion of our recognized revenue has been denominated in United States dollars generated primarily from customers in the Americas (51%). Revenue generated from our European operations (14%) is primarily in euros, revenue generated by our China operations (32%) is in the local currency, the Renminbi (“RMB”) and revenue generated from our Hong Kong-based operations (3%) is in both Hong Kong dollars and United States dollars. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Our operations in China were largely unaffected by currency fluctuations until July 2005 when the RMB experienced an approximately 2.1% appreciation of the RMB relative to the United States dollar.

Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on low-cost intellectual property and efficiency in supply-chain management. In 2004, we made a strategic investment in China with the acquisition of a 64 percent interest in KLH, a Beijing-based manufacturer and distributor of environmental safety and security equipment. We subsequently increased our commitment to China by signing an agreement in July 2006 to increase our ownership to 96 percent. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the United States dollar and other currencies. If, for example, there is a hypothetical 10 percent change in the RMB relative to the United States dollar, the approximate impact on our profits would be +/-$520,000 for a year. Were the currencies in all other countries in Europe and Asia where we have operations to change in unison with the RMB by a hypothetical 10 percent against the U.S. dollar, the approximate impact on our profits would be approximately +/-$375,000 for a year. The expected reduction in the total impact as against an RMB only appreciation is because some of the impact of the RMB change would be offset by changes to reported sales net of expenses in our other units as a result of changes in those countries’ functional currencies.

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

We were unprofitable for the second quarter of 2006 and on a year-to-date basis and we may not be profitable in the future. If we continue to report losses or are marginally profitable, the financial impact of future events may be magnified and may lead to a disproportionate impact on the trading price of our stock.

We experienced a net loss for the quarter-ended June 30, 2006, of $54,000, and last reported a net profit of $91,000 for the fourth quarter of 2005. While we were profitable for three of the last five years, there can be no assurance when or if we will return to profitability. In addition, our financial results have historically bordered on profitability, with our results over the last twelve quarters ranging from a $1.3 million quarterly loss to a $1.0 million quarterly profit, and if we continue to border on profitability, the financial impact may be magnified. For example, for a company with more considerable income or losses, a $250,000 impact may not be significant, whereas $250,000 in additional net loss would have increased our loss for the quarter ended June 30, 2006, by 463 percent. If we continue to border on profitability, any particular financial event could result in a relatively large change in our financial results or could be the difference between us having a profit or a loss for the particular quarter in which it occurs. Because the impact of any such events may be magnified, we may experience a disproportionate impact on our trading price as a result.

The market for gas and radiation detection monitoring devices is highly competitive, and if we cannot compete effectively, our business may be harmed.

The market for gas and radiation detection monitoring devices is highly competitive. Competitors in the gas and radiation monitoring industry differentiate themselves on the basis of their technology, quality of product and service offerings, cost and time to market. Our primary competitors in the gas detection market include Industrial Scientific Corporation, Mine Safety Appliances Company, BW Technologies (now part of Honeywell), Ion Science, Draeger Safety Inc., Gastec Corporation and Bacou-Dalloz Group. Our competitors in the radiation market include TSA Limited, Polimaster, Exporanium and Santa Barbara Systems. Several of our competitors such as Mine Safety Appliances Company and Draeger Safety Inc. have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than we do. In addition, some of our competitors may be able to:

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

If our new enterprise resource planning software is not implemented correctly, it could cause errors in our financial reporting or inefficiencies in our business operations.

During July 2005, we began implementing a new company-wide enterprise resource planning (“ERP”) system to mitigate the risk of future deficiencies and strengthen our procedures for internal control over financial reporting. We recently completed our implementation at all units except our KLH unit in China, during May 2006. Our employees are still learning the intricacies of the new company-wide ERP system and are not operating at efficiency levels we expect in the future from its full implementation. Moreover, we have not yet established a plan to migrate KLH to the new company-wide ERP system as KLH recently (March 2005) implemented a local ERP solution. While we expect that the design and operation of our new company-wide ERP system will help us improve our internal control over financial reporting, there can be no assurance that we will not have a future error in our financial statements. Such an error, if material, could require their restatement, having adverse effects on our stock price, potentially causing additional expense and limiting our access to financial markets. Failure to properly implement the new information technology system could have an adverse impact on our operating results.

We are subject to risks and uncertainties of the government marketplace, including the risk that the government may not fund projects that our products are designed to address and that certain terms of our contracts with government agencies may subject us to adverse government actions or penalties.

Our business is generally dependent upon government funded projects for a significant portion of our revenues each quarter. Decisions on what types of projects are to be funded by local, state and federal government agencies will have a material impact on our business. The current Federal budget for the Department of Homeland Security, which we refer to as “Homeland Security” herein, is a source for funding for many of our customers either directly or through grants to state and local agencies. The current Homeland Security budget increased by approximately 5 percent from $38.4 billion in fiscal year 2005 to $40.3 billion for fiscal year 2006. However, if the government does not fund projects that our products are designed to address, or funds such projects at levels lower than we expect, our business and results of operations will be harmed.

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

Manufacturing and retail sales in China are material to our business plan and results of operations. For fiscal years ended December 31, 2004 and 2005, approximately 20% and 30%, of our revenues, respectively, were from sales in China.

Our ability to import products from China at current tariff levels could be materially and adversely affected if the “normal trade relations” (“NTR”, formerly “most favored nation”) status the United States government has granted to China for trade and tariff purposes is terminated. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other “normal” trading partners. China’s NTR status, coupled with its membership in the World Trade Organization, could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China’s membership in the World Trade Organization or NTR status will not change. As a result of opposition to certain policies of the Chinese government and China’s growing trade surpluses with the United States, there has been, and in the future may be, opposition to NTR status for China. Also, the imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of NTR status with, China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Because of the importance of our international sales and international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly and adversely affected if any of the risks described above were to occur.

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

We may, from time to time, be subject to claims of infringement of other parties’ proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. For example, a motion was filed on June 17, 2005, by Polimaster Ltd. and Na & SE Trading Co. Limited, for an injunction that would prevent RAE Systems from shipping its Gamma RAE II product and prohibiting RAE from making any additional sales of products in its possession licensed from Polimaster Ltd. and Na & SE Trading Co. Limited, pending resolution of arbitration between the parties. The motion was denied on September 6, 2005. On June 12, 2006, the Company and Polimaster agreed to arbitrate this claim in accordance with the original contract between the parties. The arbitration will be conducted under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. Both parties have agreed to a ten-day arbitration preceding that is scheduled to start on March 5, 2007. Polimaster’s initial claim is for damages of 13.2 million dollars and an injunction against sales of the Company’s Gamma Rae II and Neutron RAE II products radiation detection products. From initial release of these products through June 30, 2006, the Company shipped approximately 1.9 million dollars of these products. We also believe the claim by Polimaster is without merit and we expect to vigorously defend our position. Were Polimaster to prevail in this arbitration, it would have a material adverse effect upon the business.

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

We distribute our products primarily through distributors. We are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. For example, we derived approximately 59% of our Americas’ revenues from our sales distribution channels in fiscal year 2005. Of that, for the fiscal year ended December 31, 2005, 50 distributors cumulatively accounted for approximately 51% of our total product sales in the Americas. We also believe our future growth depends materially on the efforts of distributors. In addition, the contractual obligations of our distributors to continue carrying our products are subject to a sixty-day termination notice by either party for convenience. If one or more of our distributors were to experience financial difficulties or become unwilling to promote and sell our products for any reason, including any refusal to renew their commitment as our distributor, we might not be able to replace such lost revenue, and our business and results of operations could be materially harmed.

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

During July of 2006, we acquired Aegison Corporation, a supplier of fixed and mobile digital video surveillance systems for $2 million. We may acquire or make additional investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses related to goodwill recognition and other intangible assets, any of which could harm our business.

Our ownership interest in Renex will cause us to incur losses that we would not otherwise incur.

We own approximately 40% of Renex Technology Ltd., a wireless systems company still in the research and development stage. We are required to incorporate our share of its expenses as losses in our Consolidated Statements of Operations. If Renex does not begin to generate revenues at the level we anticipate or otherwise incurs greater losses, we could incur greater losses than we anticipate and our results of operations will suffer.

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

Our officers, directors and principal stockholders beneficially own approximately 33% of our common stock and, accordingly, may exert substantial influence over the company.

Our executive officers and directors and principal stockholders, in the aggregate, beneficially own approximately 33% of our common stock. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.

Item 4. Controls and Procedures

Changes to Internal Control over Financial Reporting

As previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ending December 31, 2005 under Part II, Item 9A, Controls and Procedures, management identified the following three material weaknesses in the Company’s internal control over financial reporting as of December 31, 2005:

i.	Inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time. This control deficiency contributed to the individual material weaknesses described in (ii) and (iii) below, which resulted in audit adjustments to the Company’s 2005 annual consolidated financial statements.

ii.	Inadequate control over our accounting for stock-based compensation under FAS 123, Accounting for Stock-Based Compensation.

iii.	Inadequate control over our accounting and reporting of certain non-routine transactions occurring at two of our foreign operations. Specifically, we did not identify certain adjustments relating to (a) the valuation of notes payable issued as purchase consideration, (b) deferred tax liabilities associated with certain foreign intangible assets, and (c) the carrying value of our investment in an unconsolidated subsidiary.

During the fourth quarter of 2005 and the first six months of 2006, the Company implemented a number of compensating internal controls and remediation measures to improve the level of assurance regarding the adequacy and accuracy of the Company’s financial information. These compensating internal controls and remediation efforts were as follows:

Controls related to inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time:

•	During the fourth quarter of 2005, the Company engaged an outside contractor with state and local tax technical expertise to supplement its current finance staff.

•	During the first quarter of 2006, two additional individuals with technical accounting expertise joined the Company’s finance staff in the U.S. and China.

•	During the first quarter of 2006, the Company engaged a large independent registered public accounting firm to review the Company’s tax compliance under FAS 109, “Accounting for Income Taxes.”

•	During the second quarter of 2006, additional two individuals with technical accounting expertise joined the Company’s finance staff in China.

Control over our accounting for stock-based compensation under SFAS 123, Accounting for Stock-Based Compensation:

•	To improve the Company’s controls related to stock-based compensation, management implemented “Equity Edge” during the fourth quarter of 2005, a software program to automate the management and accounting for stock options.

•	During the first quarter of 2006, new automated controls for the management and accounting of stock options were implemented and the resulting database reconciled with the original stock option documents and the diluted share calculation. The “Equity Edge” system was implemented during the first quarter of 2006 and reconciled as of December 31, 2005, and was the system of record for 2005.

•	During the second quarter of 2006, the Company engaged an independent registered public accounting firm to review the reporting of the Company’s SFAS 123R, “Share-Based Payment.”

Control over our accounting and reporting of certain non-routine transactions occurring at two of our foreign operations:

•	As disclosed in the 2005 annual report on Form 10-K, management identified the steps necessary to remediate the material weakness and was in the process of implementing a number of actions, including the following:

•	document to standards established by senior accounting personnel and the chief financial officer the review, analysis and related conclusions with respect to non-routine transactions;

•	interview outside accounting consultants to assist on an ongoing basis with the accounting of non-routine transactions;

•	involve both internal personnel and outside accounting consultants, as needed, early in a non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction; and

•	Require senior accounting personnel and the chief financial officer to review non-routine transactions to evaluate and approve the accounting treatment for such transactions.

•	During the first quarter of 2006, management documented to the Company’s internal control over financial reporting standards established by the chief financial officer and senior accounting personnel for the review, analysis and conclusions with respect to the accounting for all future non-routine transactions under generally accepted accounting principles in the Unites States (“GAAP”), including the involvement of both internal accounting personnel and outside accounting consultants, as needed, early in a non-routine transactions to obtain additional guidance as to the application of GAAP.

•	During the first quarter of 2006, the Company’s chief financial officer and senior accounting personnel reviewed all non-routine transactions to evaluate and approve the accounting treatment for such transactions.

•	During the first quarter of 2006, management engaged an independent registered public accounting firm to review certain non-routine transactions.

•	During the second quarter of 2006, the company’s chief financial officer and senior accounting personnel reviewed the non-routine transactions to evaluate and approve the accounting treatment for such transactions.

Except as noted above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006 based on the material weaknesses in internal control over financial reporting as identified and discussed above.

Management believes its changes to internal control over financial reporting have mitigated the control deficiencies with respect to the preparation of this quarterly report on Form 10-Q and that these measures have provided reasonable assurance that information required to be disclosed in this report has been recorded, processed, summarized and reported correctly. In particular, the Company’s management believes that the measures implemented to date provide reasonable assurance that the Company’s financial statements included in this report are prepared in accordance with generally accepted accounting principles. Management believes that its controls and procedures will continue to improve as a result of the further implementation of its remediation plan.

PART II. Other Information

Item 1. Legal Proceedings

A motion was filed on June 17, 2005, by Polimaster Ltd. and Na & SE Trading Co. Limited, for an injunction that would prevent RAE Systems from shipping its Gamma RAE II product and prohibiting RAE from making any additional sales of products in its possession licensed from Polimaster Ltd. and Na & SE Trading Co. Limited, pending resolution of arbitration between the parties. The motion was denied on September 6, 2005. On June 12, 2006, the Company and Polimaster agreed to arbitrate this claim in accordance with the original contract between the parties. The arbitration will be conducted under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. Both parties have agreed to a ten-day arbitration proceeding that is scheduled to start on March 5, 2007. Polimaster’s initial claim is for damages of 13.2 million dollars and an injunction against sales of the Company’s Gamma Rae II and Neutron RAE II products radiation detection products. From initial release of these products through June 30, 2006, the Company shipped approximately 1.9 million dollars of these products. At this time, due to the preliminary and speculative nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We also believe the claim by Polimaster is without merit and we expect to vigorously defend our position.

Notwithstanding the Polimaster proceeding described above, from time to time, the Company is engaged in various legal proceedings incidental to its normal business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations or cash flows.

Item 1A. Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The two risk factors below were disclosed on the Form 10-K, but have been updated to provide information on our implementation of a new enterprise resource planning system and for recent events related to our arbitration proceedings with Polimaster Ltd. and Na & SE Trading Co. Limited.

If our new enterprise resource planning software is not implemented correctly, it could cause errors in our financial reporting or inefficiencies in our business operations.

During July 2005, we began implementing a new company-wide enterprise resource planning (“ERP”) system to mitigate the risk of future deficiencies and strengthen our procedures for internal control over financial reporting. We recently completed our implementation at all units except our KLH unit in China, during May 2006. Our employees are still learning the intricacies of the new company-wide ERP system and are not operating at efficiency levels we expect in the future from its full implementation. Moreover, we have not yet established a plan to migrate KLH to the new company-wide ERP system as KLH recently (March 2005) implemented a local ERP solution. While we expect that the design and operation of our new company-wide ERP system will help us improve our internal control over financial reporting, there can be no assurance that we will not have a future error in our financial statements. Such an error, if material, could require their restatement, having adverse effects on our stock price, potentially causing additional expense and limiting our access to financial markets. Failure to properly implement the new information technology system could have an adverse impact on our operating results.

We might face intellectual property infringement claims that might be costly to resolve and affect our results of operations.

We may, from time to time, be subject to claims of infringement of other parties’ proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. For example, a motion was filed on June 17, 2005, by Polimaster Ltd. and Na & SE Trading Co. Limited, for an injunction that would prevent RAE Systems from shipping its Gamma RAE II product and prohibiting RAE from making any additional sales of products in its possession licensed from Polimaster Ltd. and Na & SE Trading Co. Limited, pending resolution of arbitration between the parties. The motion was denied on September 6, 2005. On June 12, 2006, the Company and Polimaster agreed to arbitrate this claim in accordance with the original contract between the parties. The arbitration will be conducted under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. Both parties have agreed to a ten-day arbitration preceding that is scheduled to start on March 5, 2007. Polimaster’s initial claim is for damages of 13.2 million dollars and an injunction against sales of the Company’s Gamma Rae II and Neutron RAE II products radiation detection products. From initial release of these products through June 30, 2006, the Company shipped approximately 1.9 million dollars of these products. We believe the claim by Polimaster is without merit and we expect to vigorously defend our position. Were Polimaster to prevail in this arbitration, it would have a material adverse effect upon the business.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other information

None

Item 6. Exhibits

Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description of Document

10.1	Form of transfer share agreement between the Company and certain shareholders of RAE-KLH Technologies (Beijing) Company Limited, dated July 12, 2006.

31.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Board of the Registrant, furnished pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald W. Morgan, Chief Financial Officer and Vice President, Finance of the Registrant, furnished pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald W. Morgan, Chief Financial Officer and Vice President, Finance of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2006.

RAE SYSTEMS INC.

By:	/s/ Donald W. Morgan
Donald W. Morgan
Chief Financial Officer and Vice President, Finance