Form 10-Q
period 2006-09-30
RAE SYSTEMS INC
filed 2006-11-08
CIK 1084876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 001-31783

RAE SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0280662 (I.R.S. Employer Identification No.)

3775 North First Street San Jose, California (Address of principal executive offices)	95134 (Zip Code)
408-952-8200
(Registrant’s telephone number, including area code)
[None]
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2006

Common Stock, $.001 par value per share	59,112,072 shares

RAE Systems Inc.

RAE Systems Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,984,000	$13,524,000
Short-term investments	10,757,000	14,348,000
Trade notes receivable	209,000	1,087,000
Accounts receivable, net of allowance for doubtful accounts of $1,025,000 and $963,000, respectively	17,245,000	11,707,000
Accounts receivable from affiliate	143,000	84,000
Inventories, net	11,692,000	9,477,000
Prepaid expenses and other current assets	3,792,000	2,773,000
Deferred tax assets	2,859,000	2,869,000

Total Current Assets	54,681,000	55,869,000

Property and Equipment, net	15,277,000	14,911,000
Long Term Investments	—	1,616,000
Intangible Assets, net	3,415,000	1,782,000
Goodwill	3,870,000	136,000
Long Term Deferred Tax Assets	559,000	634,000
Deposits and Other Assets	683,000	867,000
Investment in Unconsolidated Affiliate	731,000	449,000

Total Assets	$79,216,000	$76,264,000

Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,933,000	$3,979,000
Accounts payable to affiliate	92,000	—
Accrued liabilities	7,465,000	7,329,000
Notes payable — related parties	807,000	759,000
Income taxes payable	—	407,000
Current portion of deferred revenue	2,536,000	2,029,000

Total Current Liabilities	16,833,000	14,503,000

Deferred Revenue, net of current portion	746,000	296,000
Deferred Tax Liabilities	725,000	379,000
Other Long Term Liabilities	1,166,000	1,466,000
Long Term Notes Payable — Related Parties	3,165,000	821,000

Total Liabilities	22,635,000	17,465,000

Commitments and Contingencies
Minority Interest in Consolidated Entities	451,000	4,226,000
Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 59,103,322 and 57,837,843 shares issued and outstanding, respectively	59,000	58,000
Additional paid-in capital	58,260,000	56,629,000
Accumulated other comprehensive income	809,000	310,000
Accumulated deficit	(2,998,000)	(2,424,000)

Total Shareholders’ Equity	56,130,000	54,573,000

Total Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity	$79,216,000	$76,264,000

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Sales	$18,564,000	$16,152,000	$46,891,000	$42,024,000
Cost of Sales	8,597,000	6,505,000	21,752,000	16,862,000

Gross Profit	9,967,000	9,647,000	25,139,000	25,162,000

Operating Expenses:
Sales and marketing	4,113,000	4,388,000	12,604,000	12,325,000
Research and development	1,540,000	1,244,000	4,266,000	3,696,000
General and administrative	3,655,000	3,173,000	9,657,000	8,925,000
Loss on abandonment of lease		—		2,027,000

Total Operating Expenses	9,308,000	8,805,000	26,527,000	26,973,000

Income (Loss) from Operations	659,000	842,000	(1,388,000)	(1,811,000)

Other Income (Expense):
Interest income	195,000	176,000	629,000	467,000
Interest expense	(73,000)	(3,000)	(159,000)	(37,000)
Other, net	53,000	57,000	215,000	2,000
Equity in loss of unconsolidated affiliate	(54,000)	(4,000)	(235,000)	(156,000)

Total Other Income	121,000	226,000	450,000	276,000

Income (Loss) Before Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle	780,000	1,068,000	(938,000)	(1,535,000)
Income tax (expense) benefit	(199,000)	(699,000)	286,000	486,000

Income (Loss) Before Minority Interest and Cumulative Effect of Change in Accounting Principle	581,000	369,000	(652,000)	(1,049,000)
Minority interest in (income) loss of consolidated subsidiaries	(69,000)	28,000	76,000	199,000

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	512,000	397,000	(576,000)	(850,000)
Cumulative effect of change in accounting principle, net of tax effects	—	—	2,000

Net Income (Loss)	$512,000	$397,000	$(574,000)	$(850,000)

Basic Income (Loss) Earnings Per Common Share
Income (Loss) before cumulative effect of change in accounting principle	$0.01	$0.01	$(0.01)	$(0.01)
Cumulative effect of change in accounting principle	—	—	—	—
Basic Income (loss) per common share	$0.01	$0.01	$(0.01)	$(0.01)

Diluted Income (Loss) Earnings Per Common Share
Income (Loss) before cumulative effect of change in accounting principle	$0.01	$0.01	$(0.01)	$(0.01)
Cumulative effect of change in accounting principle	—	—	—	—
Diluted Income (loss) per common share	$0.01	$0.01	$(0.01)	$(0.01)

Weighted-average common shares outstanding	58,516,451	57,789,819	58,178,994	57,346,103
Stock options and warrants	941,716	1,542,125	—	—

Diluted weighted-average common shares outstanding	59,458,167	59,331,944	58,178,994	57,346,103

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows From Operating Activities:
Net Loss	$(574,000)	$(850,000)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,253,000	1,483,000
Provision for doubtful accounts	61,000	214,000
Loss on disposal of fixed assets	142,000	17,000
Inventory reserve	718,000	255,000
Compensation expense under fair value accounting of common stock options	1,166,000	1,394,000
Equity in loss of unconsolidated affiliate	235,000	156,000
Minority interest in loss of consolidated subsidiary	(76,000)	(199,000)
Deferred income taxes	10,000	(825,000)
Loss on abandonment of lease	—	2,027,000
Amortization of discount on notes payable	132,000	—
Cumulative effect on change in accounting principle, net of tax effects	(2,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,308,000)	(1,602,000)
Accounts receivable from affiliate	(39,000)	7,000
Trade notes receivable	890,000	(245,000)
Income taxes receivable	(1,249,000)	(80,000)
Inventories	(2,661,000)	(1,874,000)
Prepaid expenses and other current assets	(13,000)	(700,000)
Deposit and other	192,000	139,000
Accounts payable	1,796,000	905,000
Accounts payable to affiliate	72,000	—
Accrued liabilities	(197,000)	(487,000)
Deferred revenue	914,000	782,000
Other long-term liabilities	(330,000)	97,000

Net Cash (Used In) / Provided By Operating Activities	(1,868,000)	614,000

Cash Flows From Investing Activities:
Purchase of investments	(12,626,000)	(11,835,000)
Proceeds from maturities of investments	11,589,000	8,281,000
Proceeds from sales prior to maturity of investments	6,223,000	—
Acquisition of property and equipment	(2,000,000)	(4,488,000)
Payments for business acquisitions, net of cash acquired	(6,934,000)	—

Net Cash Used In Investing Activities	(3,748,000)	(8,042,000)

Cash Flows From Financing Activities:
Notes payable — related parties	(400,000)	34,000

Proceeds from the exercise of stock options and warrants	403,000	295,000

Net Cash Provided By Financing Activities	3,000	329,000

Effect of exchange rate changes on cash and cash equivalents	73,000	117,000

Net Decrease in Cash and Cash Equivalents	(5,540,000)	(6,982,000)
Cash and Cash Equivalents, beginning of period	13,524,000	21,566,000

Cash and Cash Equivalents, end of period	$7,984,000	$14,584,000

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
Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company generally recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provides for sales returns only under standard product warranty provisions. For non-standard contract terms where title to goods pass at time of delivery (FOB destination), revenue is recognized after the Company has established proof of delivery. Revenues related to services performed under the Company’s extended warranty program represented less than 1% of net revenues in the third quarter and first nine months of 2006 and 2005 and are recognized as earned based upon contract terms, generally ratably over the term of service. During 2006 and 2005, the Company recorded project installation work in China using the percentage-of-completion method. Installation revenue represented approximately 3% and 5% of net revenue in the third quarter of 2006 and 2005, respectively, and approximately 4% and 2% in the first nine months of 2006 and 2005, respectively. Net revenues include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping fees represented less than 1% of net revenues in the third quarter and first nine months of 2006 and 2005. Shipping costs are included in cost of goods sold.
Earnings Per Share
Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Anti-dilutive shares excluded from diluted earnings per share calculation for three month periods ended September 30, 2006 and 2005 were 2,286,936 and 1,527,054, respectively, and for the nine month periods ending September 30, 2006 and 2005 were 3,113,257 and 6,445,857, respectively.

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
As of September 30, 2006, the Company has reserved 240,870 shares of common stock for issuance under the 1993 Stock Option Plan and 2,981,043 shares of common stock for issuance under the 2002 Stock Option Plan. As of September 30, 2006, the Company had 892,452 shares of common stock available for future grant under the 2002 Stock Option Plan.
Non-Plan Stock Options
In 2002, the Company granted certain of its directors non-plan options to purchase 400,000 shares of non-plan restricted stock at a weighted-average exercise price of $0.985. The options vest 25% after one year with the remainder vesting monthly over the following three years and are exercisable over ten years. As of September 30, 2006, the Company had 200,000 non-plan options outstanding with a weighted average exercise price of $1.05 and had a remaining contractual life of 5.7 years.
Non-Plan Restricted Stock
In August 2006, the Company granted 536,000 shares of restricted stock to four individuals as an inducement to entering into employment with the Company. The restricted stock granted to these individuals will vest at a rate of 25% in July 2007 and the remainder will vest quarterly over the subsequent three-year period.
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
Fair Value —The fair value of the Company’s stock options granted to employees for the three months ended September 30, 2006 and 2005 were estimated using the following weighted- average assumptions:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Expect term in years	6.08	5.00	6.08	5.00
Volatility	77%	109%	77-79%	103-109%
Expected dividend	—	—	—	—
Risk-free interest rate	5%	4%	5%	4%
Weighted-average fair value	$1.98	$2.59	$2.61	$2.79
Stock Compensation Expense
The Company recorded $466,000 and $436,000 of stock-based compensation for the third quarters of 2006 and 2005, respectively, and $1,166,000 and $1,394,000 for the nine months ended September 30, 2006 and 2005, respectively.
As required by FAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
At September 30, 2006, the total unearned compensation cost related to unvested options granted to employees under the Company’s stock option plans but not yet recognized was approximately $3.5 million, net of estimated forfeitures of approximately $825,000. The Fair Value of each grant will be amortized on a straight-line basis over a weighted-average period of approximately 1.46 years and will be adjusted for subsequent changes in estimated forfeitures.
The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans, excluding non-vested shares:

			Weighted
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options	Shares	Price	Life	Intrinsic Value
Outstanding at January 1, 2006	2,701,554	$2.92
Granted	925,500	$3.66
Exercised	(271,223)	$0.99
Forfeited or expired	(133,918)	$4.00
Outstanding at September 30, 2006	3,221,913	$3.25	7.71	$2,021,390

Exercisable at September 30, 2006	1,679,720	$2.62	6.58	$1,957,689
The total intrinsic value of options exercised during the third quarters of 2006 and 2005 were approximately $75,000 and $310,000, respectively, and during the first nine months of 2006 and 2005, $700,000 and $2.0 million, respectively.

Investments
Effective with the second quarter of 2006, all investments have been classified as available-for-sale, and therefore, are carried at fair market value. The Company previously classified these investments as held-to-maturity. Available-for-sale securities are stated at fair market value based upon quoted market prices of the securities. Unrealized gains and losses on such securities are reported as a separate component of stockholder’s equity. Realized gains and losses on available-for-sale securities are included in interest income.
Variable Interest Entities
RAE France was identified by management as a variable interest entity. The Company is the primary beneficiary through its ownership of RAE Europe ApS. RAE France distributes and sells RAE products exclusively in France. Total sales in the third quarter of 2006 and 2005 were $556,000 and $218,000, respectively, and the first nine months of 2006 and 2005 were $1,240,000 and $596,000, respectively. The Company has consolidated RAE France since December 2004.
Segment Reporting
The Company’s operating divisions consist of geographically-based entities in the Americas (North and South America), Asia and Europe. All such operating divisions have similar economic characteristics, as defined in FAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, and accordingly, the Company operated as one reportable segment for quarters ended September 30, 2006 and 2005.
Recent Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will become effective for us on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our financial position and results of operations.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures. FAS 157 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact that the adoption of FAS 157 will have on our financial position or results of operations.
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.
Note 2. Composition of Certain Financial Statement Items
The following is a break-down of certain balance sheet accounts:
Investments

	Amortized	Unrealized	Fair
	Cost	Loss	Value
Certificates of Deposit	$5,133,000	$—	$5,133,000
US Treasury Bonds & Notes	$3,540,000	$(5,000)	$3,535,000
US Government Agencies	$2,091,000	$(2,000)	$2,089,000

Total	$10,764,000	$(7,000)	$10,757,000

In accordance with Financial Accounting Standard 115, “Accounting for Certain Investments in Debt and Equity,” the Company changed the classification of its investments from “held-to-maturity” to “available-for-sale” in the second quarter of 2006. The resulting fair-value calculation of the Company’s investments led to a net $7,000 decrease in carrying value of the investments as of September 30, 2006 with the offset reported as a component of other comprehensive income of $4,000 and deferred tax assets of $3,000.
Inventories

	September 30,	December 31,
	2006	2005
Raw materials	$3,254,000	$2,862,000
Work-in-progress	$2,369,000	$2,286,000
Finished goods	$4,624,000	$3,378,000
Other	$1,445,000	$951,000

	$11,692,000	$9,477,000

Intangibles Assets

	September 30,	December 31,
	2006	2005
Customer list	$1,476,000	$568,000
Patents	$1,766,000	$971,000
Trade name	$1,239,000	$915,000
Trade secrets	$79,000	$—
Other	$76,000	$76,000

	$4,636,000	$2,530,000
Less: accumulated amortization	$(1,221,000)	$(748,000)

	$3,415,000	$1,782,000

Prepaid expenses and other current assets

	September 30,	December 31,
	2006	2005
Income tax receivable	$875,000	$10,000
Interest receivable	$116,000	$122,000
Prepaid insurance	$603,000	$447,000
Advance to suppliers	$1,778,000	$2,156,000
Other	$420,000	$38,000

	$3,792,000	$2,773,000

Property and Equipment

	September 30,	December 31,
	2006	2005
Building and building improvements	$8,035,000	$7,824,000
Land	$3,220,000	$3,220,000
Equipment	$2,976,000	$2,757,000
Computer equipment & software	$4,259,000	$2,015,000
Vehicles	$914,000	$851,000
Furniture and fixtures	$586,000	$669,000
Construction in progress	$—	$993,000
Other	$426,000	$—

	$20,416,000	$18,329,000

Less: accumulated depreciation	$(5,139,000)	$(3,418,000)

	$15,277,000	$14,911,000

Accrued liabilities

	September 30,	December 31,
	2006	2005
Compensation and related benefits	$1,900,000	$2,120,000
Accrued commissions	$1,595,000	$1,415,000
Legal and professional	$996,000	$1,269,000
Warranty reserve	$425,000	$377,000
Taxes other than income tax	$676,000	$616,000
Abandonment of lease	$476,000	$482,000
Marketing and advertising	$176,000	$177,000
License fee	$253,000	—
Escrow payment	$143,000	—
Other	$825,000	$873,000

	$7,465,000	$7,329,000

Note 3. Income Tax
The effective tax rate for the quarter ended September 30, 2006 was 26% of pretax income, compared to 65% of pretax income in the third quarter of 2005. The effective tax rate for the nine months ended September 30, 2006 was 30% compared to 32% for the same period in 2005. We calculated our interim income tax provisions based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result, the Company reported certain discrete tax benefits for the quarter, including $190,000 for the release of tax reserves and related interest upon the expiration of the statute of limitations for federal tax liabilities applicable to uncertain tax positions for the year ended December 31, 2002.
Additionally, in accordance with FIN 18, we excluded from the consolidated worldwide effective tax rate, computations in certain jurisdictions where no tax benefit for losses, either year-to-date or anticipated for the fiscal year, would be recognized. Accordingly, the cumulative tax benefit as of the third quarter of 2006 excludes the benefit of losses in selected foreign jurisdictions in which the Company anticipates providing a full valuation allowance against the loss carry-forward.
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
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets in each of the jurisdictions where we operate. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis of all available evidence, we concluded that it is more likely than not that our net deferred tax assets will be realized, with the exception of the Hong Kong and the UK deferred tax assets which we do not expect to realize and have recorded a valuation allowance against these items. We continue to monitor the realization of deferred taxes on a quarterly basis, and will release or establish valuation allowance in future periods as deemed appropriate by management based on all available evidence.
The tax authority in Denmark, Skat, is currently auditing the Company’s subsidiary in Denmark for the fiscal year ended December 31, 2004. At this time we are not aware of any adjustments they intend to propose. Management believes the ultimate outcome of the tax audit will not have a material impact on the Company’s financial position or results of operations.

Note 4: Comprehensive Income (Loss)
Total comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income / (loss)	$512,000	$397,000	$(574,000)	$(850,000)
Other comprehensive income / (loss)
Foreign currency translation	$241,000	$315,000	$503,000	$118,000
Investment income / (loss), after tax	$10,000	$—	$(4,000)	$—

Total comprehensive income /(loss)	$763,000	$712,000	$(75,000)	$(732,000)

The components of accumulated other comprehensive income is as follows:

	September 30,	December 31,
	2006	2005
Foreign currency translation adjustment	$813,000	$310,000
Investment loss, after tax	$(4,000)	$—

Accumulated other comprehensive income	$809,000	$310,000

Note 5. Commitments and Contingencies
Legal Proceedings
A motion was filed on June 17, 2005, by Polimaster Ltd. and Na & SE Trading Co. Limited, for an injunction that would prevent RAE Systems from shipping its Gamma RAE II product and prohibiting RAE from making any additional sales of products in its possession licensed from Polimaster Ltd. and Na & SE Trading Co. Limited, pending resolution of arbitration between the parties. The motion was denied on September 6, 2005. On June 12, 2006, the Company and Polimaster agreed to arbitrate this claim in accordance with the original contract between the parties. The arbitration will be conducted under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. Both parties have agreed to a ten-day arbitration proceeding that is scheduled to start on March 5, 2007. Polimaster’s initial claim is for damages of 13.2 million dollars and an injunction against sales of the Company’s Gamma RAE II and Neutron RAE II products radiation detection products. From initial release of these products through September 30, 2006, the Company shipped approximately 1.4 million dollars of these products. At this time, due to the preliminary and speculative nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We also believe the claim by Polimaster is without merit and we expect to vigorously defend our position.
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
Operating leases
The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the quarter ended September 30, 2006 and 2005 were $146,000 and $143,000, respectively, and for the first nine months of 2006 and 2005 were $498,000 and $644,000, respectively. Future minimum lease payments from 2006 (remaining 3 months) through 2011 and beyond excluding the Sunnyvale, California abandoned building lease are $87,000, $172,000, $142,000, $137,000, $117,000 and $83,000, respectively.
In December 2004, the Company purchased the property located at 3775 North First Street in San Jose, California. The lease related to our previous headquarters in Sunnyvale, California was written off as of the second quarter of 2005. The total loss on abandonment of the lease was approximately $2 million. Future discounted lease payments related to the Sunnyvale building have been included in accrued expenses totaling $476,000 and other long term liabilities totaling $1,166,000 at September 30, 2006. Future minimum lease payments for each of the next four years from 2006 (remaining 3 months) through 2009 are $120,000, $528,000, $627,000 and $556,000, respectively. The discount rate used to value the liability was 4.85%.

Purchase obligations
The Company has agreements with suppliers and other parties to purchase inventories and other goods and services. The Company estimated its non-cancelable obligations under these agreements for the next five years from 2006 (remaining 3 months) to 2010 to be approximately $4,280,000, $345,000, $160,000, $43,000 and $3,000 respectively. All non-cancelable obligations related to inventories are expected to be delivered within the next 12 months. The Company periodically reviews the carrying value of its inventories and non-cancelable purchase commitments by evaluating material usage requirements and forecasts and estimates inventory obsolescence, excess quantities and any expected losses on purchase commitments. The Company may record charges to write-down inventory due to excess, obsolete and slow-moving inventory and lower-of-cost or market based on an analysis of the impact of changes in technology, estimates of future sales volumes and market value estimates. There was no loss accrued related to current purchase obligations. However, any additional future write-down of inventories or loss accrued on inventory purchase commitments, if any, due to market conditions, may negatively affect gross margins in future periods.
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
Note 6. Warranty Reserves
The Company generally provides a one to three year limited warranty on the majority of its products and establishes a provision for the estimated costs of fulfilling these warranty obligations at the time the related revenue is recorded. The following is a summary of the changes in these liabilities during the three-month periods ended September 30, 2006 and 2005:

	September 30,
	2006	2005
Provision for products sold during period	$109,000	$106,000
Exchange rate variance	$7,000	$—
Adjustment of prior period provision	$—	$(91,000)
Claims paid during the period	$(68,000)	$(166,000)

Net increase (decrease) in liabilities	$48,000	$(151,000)

Balance beginning of period	$377,000	$490,000

Balance end of period	$425,000	$339,000

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
Note 7. Related Party Transactions
In conjunction with the original and subsequent additional investment in RAE-KLH (Beijing) Co., Ltd. (“KLH”), unsecured note payables were established for the previous KLH shareholders as part of the purchase price agreement in May 2004 and July 2006. As of September 30, 2006 and December 31, 2005, $807,000 and $759,000, respectively, was included in notes payable – related parties and $3,165,000 and $821,000, respectively, was included in long term notes payable – related parties.
The notes issued in conjunction with the original KLH purchase in May 2004 were non-interest bearing and were recorded at net present value using a discounted interest rate of 5.5%. In conjunction with the additional investment in KLH in July 2006, 11.0 million shares of preferred stock were issued to four shareholders of KLH. In accordance with the Financial Accounting Standards Board Statements No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, (“FAS 150”), these preferred shares were classified as liabilities and were recorded as long-term notes payable – related parties. Although, these preferred shares bear a dividend yield rate of 3% per annum, the notes payable was discounted using the market rate of 6.48%.

Included in the current portion of notes payable is a sum of $437,000 due on demand after December 31, 2005. In addition, the future payment plan for each of the years from 2007 through 2011 is $369,000, $284,000, $1,551,000, $900,000 and $900,000, respectively.
The Company has a 40% ownership in Renex Technologies Ltd. (“Renex”) and pays a 7.5% royalty to Renex for using certain modems developed by Renex. In the third quarter of 2006 and 2005 and the first nine months of 2006 and 2005, the Company made royalty payments amounting to $32,000, $21,000, $88,000 and $53,000, respectively. Total purchases from Renex in the third quarter of 2006 and 2005 were $46,000 and $53,000 and in the first nine months of 2006 and 2005 were $247,000 and $224,000.
The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary and bonus of $33,000 and $26,000 for the quarters ended September 30, 2006 and 2005, respectively. Ms. Chen was paid a salary and bonus of $81,000 and $74,000 for the first nine months of 2006 and 2005. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions regarding Ms. Chen are performed in the same manner as other U.S. employees, with Robert Chen the final approval signatory on compensation recommendations.
On January 14, 2006, Lien Chen and Sandy Hsi, the wife of our Chief Technology Officer, Peter Hsi, signed a promissory note to lend $200,000 to Aegison Corporation at an interest rate of 10% per year. On July 11, 2006, the Company purchased the assets, including two pending patents, of Aegison Corporation for a total purchase price of $2 million in cash. At such time, the promissory note held by Lien Chen and Sandy Hsi was repaid by Aegison Corporation.
Note 8. Business Combinations
KLH Acquisition
On July 12, 2006, a wholly owned subsidiary of the Company, RAE Systems (Asia) Ltd., entered into four agreements to purchase an aggregate thirty-two percent (32%) of the outstanding equity of KLH from minority interest holders. The purchase is in four cash installments that if based on the current exchange rate, will be valued at approximately: (i) $4.8 million in July 2006 for nineteen percent (19%) of KLH; (ii) $1.3 million in July 2009 for five percent (5%) of KLH; (iii) $900,000 in July 2010 for four percent (4%) of KLH; and (iv) $900,000 in July 2011 for four percent (4%) of KLH. The acquisition adds to the Company’s existing sixty-four percent (64%) interest in KLH, which was initially purchased in May 2004. As a result of the July 2006 transaction, the Company owns approximately ninety-six percent (96%) of the outstanding equity of KLH.
In conjunction with the first payment in July 2006, the remaining common stock held by the four shareholders (11 million shares), were converted to preferred stock of KLH. These preferred shares are redeemable, convertible, bear 3% simple interest rate per annum and have no voting rights. The conversion right stated in the agreement is contingent upon an initial public offering in China of the KLH subsidiary. Management believes the likelihood of an initial public offering that would lead to a potential conversion to be remote. In accordance with FAS 150, these prefer shares were classified as liabilities. A long-term liability, payable to related parties of $2.6 million, was recorded in July 2006 and was discounted using a market interest rate of 6.48%.
Since May 2004, the Company has consolidated the results of KLH within its publicly reported financial statements. The management believes that the increase in ownership in KLH will strengthen the Company’s ability to grow in the fast-growing industrial market in China.

The KLH investment costs were allocated to the fair value of the assets acquired and liabilities assumed. The purchase price allocation has not been finalized as a study carried out on fair value of assets and liabilities by an independent appraisal firm is on-going. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Amount
Current assets	$5,760,000
Property and equipment, net	$1,292,000
Intangible assets	$1,197,000
Goodwill	$2,877,000

Assets	$11,126,000

Current liabilities	$3,146,000
Long-term liabilities	$480,000

Liabilities	$3,626,000

Purchase price	$7,500,000

Intangible assets, including customer list, trade name and patents, are being amortized over their useful lives of three to seven years. None of the goodwill recorded in conjunction with the KLH acquisition is deductible for income tax purposes.
Other Acquisition
On July 11, 2006, the Company purchased the assets, including two pending patents, of Santa Clara, California based Aegison Corporation (“Aegison”), a supplier of fixed and mobile digital video surveillance systems for approximately $2 million in cash. Aegison is a global provider of digital surveillance solutions for a variety of security applications and environments including large-scale mobile deployments. The investment costs were allocated to the fair value of the assets acquired and liabilities assumed. The purchase price allocation has not been finalized as a study carried out on fair value of assets and liabilities by an independent appraisal firm is on-going. Based on the management’s estimate, total assets acquired were $2.2 million including $909,000 of intangible assets and $837,000 of goodwill. Total liabilities assumed were $112,000. Goodwill recorded in conjunction with the Aegision acquisition is deductible for the income tax purposes.
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
Critical Accounting Policies and Significant Management Judgments
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate the estimates, including those related to our allowance for doubtful accounts, valuation of goodwill and intangible assets, investments, valuation of deferred tax assets, restructuring costs, contingencies, inventory valuation, warranty accrual and the stock compensation expense. In conjunction with acquisitions, we allocate investment costs based on the fair value of the assets acquired and liabilities assumed. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company generally recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provides for sales returns only under standard product warranty provisions. For non-standard contract terms where title to goods pass at time of delivery (FOB destination), revenue is recognized after the Company has established proof of delivery. Revenues related to services performed under the Company’s extended warranty program represented less than 1% of net revenues in the third quarter and first nine months of 2006 and 2005 and are recognized as earned based upon contract terms, generally ratably over the term of service. During 2006 and 2005, the Company recorded project installation work in China using the percentage-of-completion method. Installation revenue represented approximately 3% and 5% of net revenue in the third quarter of 2006 and 2005, respectively, and approximately 4% and 2% in the first nine months of 2006 and 2005, respectively. Net revenues include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. Shipping fees represented less than 1% of net revenues in the third quarter and first nine months of 2006 and 2005. Shipping costs are included in cost of goods sold.
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
Investments
As a result of recent July 2006 investment commitments and in accordance with Financial Accounting Standard 115, “Accounting for Certain Investments in Debt and Equity,” the Company changed the classification of its investments from “held-to-maturity” to “available-for-sale.” The resulting fair-value calculation of the Company’s investments led to a $16,000 net increase in carrying value of the investments for the third quarter and $7,000 net decrease for the first nine months of 2006.
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
Business Combinations
     In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.
     Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from maintenance agreements, customer contracts and acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
Results of Operations
Three months ended September 30, 2006 compared to the three months ended September 30, 2005
Total Net Sales

	Three months ended Sept 30,
	2006	2005	Change	% change
Net sales	$18,564,000	$16,152,000	$2,412,000	15%
Net sales for the quarter ended September 30, 2006, increased by approximately $2.4 million (15%) over the same quarter in 2005. Net Sales for the quarter ended September 30, 2006, increased in Asia by $1.4 million (26%), $875,000 (59%) in Europe and by $145,000 (2%) in the Americas over the same period in 2005. The increases in Asia and Europe were primarily the result of increased sales to the industrial sector customers. The increased European sales were primarily from receipt of and promotion of the ATEX (European Product Safety Standards) certification of our wireless products announced in January 2006.
One customer, the U.S. National Guard, represented 11% of our sales during the third quarter of 2006 and whereas we had no sales to the U.S. National Guard during the third quarter of 2005.

Cost of Sales & Gross Profit

	Three months ended Sept 30,
	2006	2005	Change	% change
Cost of sales	$8,597,000	$6,505,000	$2,092,000	32%
Gross profit	$9,967,000	$9,647,000	$320,000	3%
As % of net sales	54%	60%
Cost of sales for the quarter ended September 30, 2006, increased by approximately $2.1 million (32%) over the same quarter in 2005. The increase in cost of sales was primarily due to higher unit sales volumes. Approximately 5 percent of the gross margin decline was from a shift in sales to lower margin portable products and increased competitive pricing pressure worldwide and the remaining 1 percent mainly from increased sales of lower margin installation services and distributor products in Asia.
Sales and Marketing Expense

	Three months ended Sept 30,
	2006	2005	Change	% change
Sales and marketing	$4,113,000	$4,388,000	($275,000)	-6%
As % of net sales	22%	27%
Sales and marketing expenses decreased by approximately $275,000 (6%) during the quarter ended September 30, 2006, compared to the same quarter in 2005. The lower sales and marketing expenses during the quarter ended September 30, 2006 were primarily due to reduced variable selling expenses and from lower than average commissions for large government orders shipped during the third quarter of 2006. The decrease in expense was partially offset by generally higher sales and marketing expenses during the third quarter of 2006 related to higher sales and increased infrastructure across the Company to support growth.
Research and Development Expense

	Three months ended Sept 30,
	2006	2005	Change	% change
Research and development	$1,540,000	$1,244,000	$296,000	24%
As % of net sales	8%	8%
Research and development expenses during the quarter ended September 30, 2006 increased by approximately $296,000 (24%) compared to the same quarter in 2005. The increased expenses were primarily the result of increased headcount and spending to support: (i) development projects related to new portable and wireless products, (ii) product improvements to existing portable and wireless products, (iii) fixed systems products for the China industrial marketplace and (iv) security products related to the recent acquisition of the assets of Aegison.
General and Administrative Expense

	Three months ended Sept 30,
	2006	2005	Change	% change
General and administrative	$3,655,000	$3,173,000	$482,000	15%
As % of net sales	20%	20%
General and administrative expenses increased by approximately $482,000 (15%) during the quarter ended September 30, 2006 as compared to the same quarter in 2005. The increased expenses consisted primarily of increased reserves for uncollectible receivables of $150,000 due to generally higher accounts receivable balances, higher depreciation of $145,000 mainly due to the Oracle enterprise resource planning system (“Oracle ERP”) being placed in service in early 2006, plus generally higher expenses during the third quarter of 2006 related to increased infrastructure across the Company to support growth in revenue.

Other Income (Expense)

	Three months ended Sept 30,
	2006	2005	Change	% change
Interest income	$195,000	$176,000	$19,000	11%
Interest expense	($73,000)	($3,000)	($70,000)	2333%
Other, net	$53,000	$57,000	($4,000)	-7%
Equity in (loss) of unconsolidated affiliate	($54,000)	($4,000)	($50,000)	1250%

Total	$121,000	$226,000	($105,000)	-46%

As % of net sales	1%	1%
For the quarter ended September 30, 2006, total other income (expense) was approximately $121,000 in income compared to $226,000 during the same quarter in 2005. The interest income increase of $19,000 was largely due to a higher rate of return on investments during the third quarter of 2006 as compared to the same period in 2005. Interest expense increased by $70,000 primarily as a result of preferred shares treated as notes payable for financial reporting purposes that were issued to the former shareholders of KLH in July 2006 to increase the Company’s ownership in RAE KLH from 64% to 96%. Additionally, the equity loss on RAE Systems investment in Renex, an unconsolidated research and development affiliate, was $54,000 in the quarter ended September 30, 2006, versus $4,000 during the same quarter in 2005.
Income Taxes

	Three months ended Sept 30,
	2006	2005	Change	% change
Income tax expense	($199,000)	($699,000)	$500,000	-72%
As % of income before income taxes, minority interest and cumulative effect on change in accounting principle	26%	65%
The tax expense for the quarter ended September 30, 2006 was $199,000 or 26% of the income before income taxes, minority interest and the cumulative effect on change in accounting principle, compared to $699,000 or 65% of the income before income taxes and minority interest in the same quarter of 2005. The effective tax rate of 65% in the third quarter of 2005 was due to high permanent non-tax deductible items. Income tax provisions were calculated based on the estimated annual effective tax rate for the Company. The tax rate for the third quarter of fiscal year 2006 differed from the U.S. statutory rate mainly due to discrete tax benefits associated with the release of tax reserves and related interest and foreign earnings taxed at lower rates. Partially offsetting that impact was the unfavorable impact of foreign losses not benefited, nondeductible stock compensation deductions under FAS 123(R) and additional provisions for uncertain tax positions applicable to fiscal year 2006.
Minority interest in (income) loss of consolidated entities

	Three months ended Sept 30,
	2006	2005	Change	% change
Minority interest in (income) loss of consolidated subsidiaries	($69,000)	$28,000	($97,000)	-346%
As % of net sales	—%	—%
For the quarter ended September 30, 2006, minority interest in income of consolidated subsidiaries increased by approximately $97,000 compared to the minority interest in loss for the same quarter in 2005. Minority interest in income of consolidated entities represented net income allocated to the minority shareholders’ interest in KLH and majority shareholders’ interest RAE France. The increase in minority interest in income of consolidated entities was due to improved profitability in KLH and RAE France. The change was also due to increase in ownership of KLH from 64% in the third quarter of 2005 to 96% in the third quarter of 2006.

Nine months ended September 30, 2006 compared to the Nine months ended September 30, 2005
Total Net sales

	Nine months ended September 30,
	2006	2005	Change	% change
Net sales	$46,891,000	$42,024,000	$4,867,000	12%
Net sales for the nine-month period ended September 30, 2006 increased by approximately $4.9 million (12%) over the same period in 2005. The increase was primarily the result of increases in net sales in Asia of $4.4 million and Europe of $1.8 million partially offset by a decrease in the Americas of $1.3 million. The increases in Asia and Europe were primarily the result of increased sales to the industrial sector in Asia and of our wireless products in Europe. The decrease in the Americas was primarily the result of slower spending in 2006 for homeland security products as compared to 2005, as well as from increased price competition in the industrial sector in 2006 and a demand shift to lower-price portable products.
Cost of Sales & Gross Profit

	Nine months ended September 30,
	2006	2005	Change	% change
Cost of sales	$21,752,000	$16,862,000	$4,890,000	29%
Gross profit	$25,139,000	$25,162,000	($23,000)	0%
As % of net sales	54%	60%
Cost of sales for the nine months ended September 30, 2006, increased by approximately $4.9 million (29%) over the same period in 2005. The increase in the cost of sales and decline in gross profit was primarily due to higher unit shipment volume, a shift in sales in the Americas towards lower-margin portable products as well as increases in lower-margin installation services and distributor products in Asia.
Sales and Marketing Expense

	Nine months ended September 30,
	2006	2005	Change	% change
Sales and marketing	$12,604,000	$12,325,000	$279,000	2%
As % of net sales	27%	29%
Sales and marketing expenses increased by approximately $279,000 (2%) for the first nine months of 2006 compared to the same period in 2005. The increase was primarily the result of increases in the number of sales personnel, demonstration equipment expenses and amortization expense related to intangible assets acquired in conjunction with the KLH and Aegision acquisitions in July 2006. In addition, expenses in China were higher from the impact of the higher exchange rate of China’s currency (Renminbi) relative to the US dollar.
Research and Development

	Nine months ended September 30,
	2006	2005	Change	% change
Research and development	$4,266,000	$3,696,000	$570,000	15%
As % of net sales	9%	9%
Research and development expenses for the first nine months of 2006 increased by approximately $570,000 (15%) compared to the same period in 2005. The increased expenses were primarily the result of increased number of people to address the development of new portable and wireless products. In the radiation detection product lines, key product releases during 2006 have included the Gamma RAE Systems II portable radiation detector and dosimeter as well as the Neutron RAE II, a combined gamma and neutron radiation detector. In addition, we released the ChemRAE, a portable device to detect specific chemical agents generally used in warfare. The ChemRAE detector was also integrated into our wireless communications products.

General and Administrative

	Nine months ended September 30,
	2006	2005	Change	% change
General and administrative	$9,657,000	$8,925,000	$732,000	8%
As % of net sales	21%	21%
General and administrative expenses increased by approximately $732,000 (8%) in the first nine months of 2006 compared to the same period in 2005. The increased expenses were primarily the result of increased spending following the implementation of the new Oracle ERP system and related communications charges. Additionally, expenses increased for personnel and tax consulting fees.
Loss on Abandonment of Lease

	Nine months ended September 30,
	2006	2005	Change	% change
Loss on abandonment of lease	—	$2,027,000	$(2,027,000)	-100%
As % of net sales		5%
The loss on abandonment of lease cost of approximately $2 million in 2005 was associated with our abandonment of our former U.S. manufacturing and headquarters leased site in Sunnyvale, California. We completed our move to a larger headquarters and U.S. manufacturing facility during the second quarter of 2005 to support our increased growth.

Other Income (Expense)

	Nine months ended September 30,
	2006	2005	Change	% change
Interest income	$629,000	$467,000	$162,000	35%
Interest expense	($159,000)	($37,000)	($122,000)	330%
Other, net	$215,000	$2,000	$213,000	10650%
Equity in loss of unconsolidated affiliate	($235,000)	($156,000)	($79,000)	51%

Total	$450,000	$276,000	$174,000	63%

As % of net sales	1%	1%
For the nine months ended September 30, 2006, total other income (expense) was approximately $450,000 as compared to $276,000 in the same period in 2005. The interest income increase of $162,000 was largely due to a higher rate of return on investments during the first nine months of 2006 as compared to the same period in 2005. Interest expense increased by $122,000 primarily due to additional preferred shares issued to former KLH shareholders in 2006 for the purchase of KLH and treated for financial reporting purposes as notes payable; as well, as the interest expense calculation on the future lease payment of our former office building in Sunnyvale, California, which began in the third quarter of 2005. Other, net increased by $213,000 in the first nine months of 2006, mainly due to a foreign exchange gain of $116,000 in Eurodollar and Renminbi denominated balances and a litigation settlement gain of $100,000. The equity loss of Renex, an unconsolidated research and development affiliate, was $235,000 in first nine months of 2006 versus $156,000 in 2005.
Income Taxes

	Nine months ended September 30,
	2006	2005	Change	% change
Income tax benefit	$286,000	$486,000	($200,000)	-41%
As % of loss before income taxes, minority interest and cumulative effect on change in accounting principle	30%	32%
The tax benefit for the nine-month period ended September 30, 2006 was $286,000 or 30% of the loss before income taxes, minority interest and the cumulative effect on change in accounting principle, compared to $486,000 or 32% of the loss before income taxes and minority interest in the same period of 2005. We calculated our interim income tax provisions based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. Included in the tax benefit for the nine months ended September 30, 2006 were discrete items of $610,000 primarily related to release of tax reserves and interest at the conclusion of a regular IRS tax return audit for the year ended 2003 and the release of tax reserves and related interest upon expiration of statute of limitations for federal tax liabilities for the year ended December 31, 2002. Other reasons causing the tax rate to differ from the U.S. statutory rate include foreign earnings taxed at lower rates. Partially offsetting the favorable impacts were foreign losses not benefited, nondeductible stock compensation deductions under FAS 123(R) and additional provisions for uncertain tax positions applicable to fiscal year 2006. The tax benefit for the nine months ended September 30, 2005 was mainly due to a discrete tax benefit of $801,000 associated with the abandonment of the lease on our former Sunnyvale headquarters and US manufacturing site.

Minority interest in loss of consolidated entities

	Nine months ended September 30,
	2006	2005	Change	% change
Minority interest in loss of consolidated subsidiaries	$76,000	$199,000	($123,000)	-62%
As % of net sales	—%	—%
For the nine months ended September 30, 2006, Minority interest in loss of consolidated entities decreased by approximately $123,000 compared to the same nine month period in 2005. Minority interest in loss of consolidated subsidiaries represented net loss allocated to the minority shareholders’ interest in KLH and majority shareholders’ interest in RAE France. The reduction in minority interest in loss of consolidated entities was due to improved profitability in KLH and RAE France. Partially offsetting that reduction was the decrease in minority ownership that resulted from the Company’s increase in ownership of KLH from 64% to 96% in July 2006.
Liquidity and Capital Resources

	Nine Months Ended September 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$(1,868,000)	$614,000
Investing activities	$(3,748,000)	$(8,042,000)
Financing activities	$3,000	$329,000
Effect of exchange rate changes on cash and cash equivalents	$73,000	$117,000
Net (decrease) increase in cash and cash equivalents	$(5,540,000)	$(6,982,000)
To date, we have financed our operations primarily through bank borrowings, income from operations and proceeds from the issuances of equity securities. As of September 30, 2006, we had $18.7 million in cash and investments compared with $29.5 million as of December 31, 2005. At September 30, 2006, we had $37.8 million of working capital (current assets less current liabilities) and had a current ratio (current assets divided by current liabilities) of 3.2 to 1.0. That compares with $41.4 million of working capital and a current ratio of 3.9 to 1.0 at December 31, 2005. We have two lines of credit available for future growth expansion, which in the aggregate total $10 million. In October 2005, we secured a $5 million line of credit based on the prime-lending rate and a $5 million line of credit based on a fixed rate of 6.15%. Both lines of credit expire in January 2007. We are currently in compliance with the debt covenants, and as such, have these lines available to us in full. At present, there are no amounts outstanding under these agreements.

Net cash used in operating activities for the nine-months ended September 30, 2006, was $1,868,000, as compared with net cash provided by operating activities of $614,000 for the nine-months ended September 30, 2005. The $2,482,000 reduction to operating cash flows for the nine-months ended September 30, 2006 versus the nine-months ended September 30, 2005 was primarily due to the following unfavorable variances for items from the net loss, adjustments to reconcile net (loss) income to net cash and changes in operating assets and liabilities:

$ in thousands
Item	Amount
Increased investment in accounts receivables associated with higher sales and higher days of receivable outstanding, partially offset by lower notes receivable due from customers.	$(2,571)
The non-cash impact of the loss on lease net of the tax impact in 2005 for abandonment of the former US headquarters and manufacturing facility.	$(1,192)
The net change in our tax position from an expected tax benefit and payment of a tax obligation.	$(1,169)
Higher inventories associated mainly with increased sales.	$(787)
A reduction in long term liabilities associated with the abandoned lease for the former US headquarters and manufacturing site.	$(427)
Lower noncash compensation expenses in 2006 as compared to 2005 from stock options and warrants.	$(228)
Subtotal	$(6,374)
The unfavorable variances between the first nine months of 2006 and the first nine months of 2005 listed above were partially offset by the favorable impact of variances from the net loss, adjustments to reconcile net (loss) income to net cash and changes in operating assets and liabilities listed below:

$ in thousands
Item	Amount
Increases to accounts payable from generally higher levels of business in the third quarter of 2006 as compared to the third quarter of 2005	$891
Higher levels of depreciation and amortization from higher levels of assets associated with the new US headquarters and manufacturing site, installation of a new ERP system, manufactruing equipment and intangibles associated with acquisitions	$770
Lower levels of prepaids mainly from reductions to vendor advances.	$687
Increases in inventory reserves to cover generally higher inventory levels.	$463
Reductions to the net losses incurred on a year-to-date basis in 2006 as compared to 2005.	$276
Increase to accrued liabilities associated with higher levels of business in 2006.	$290
Increased interest expense for notes payable associated with the purchase of KLH.	$132
Loss on disposal of fixed assets.	$125
Subtotal	$3,634
Net cash used in investing activities for the nine-months ended September 30, 2006, was $3,748,000 versus a use of $8,042,000 in the first nine months of 2005 for a total difference of $4,294,000. During the first nine months of 2005, approximately $3.6 million was used to purchase investments compared to about $5.2 million that was transferred to cash from investments for the first nine months of 2006, for a total difference between the two periods of $8.8 million. Approximately $6.9 million of cash was used in 2006 for the acquisition of an additional 32% ownership of our KLH China subsidiary ($4.9 million) and for the asset acquisition of Aegison ($2.0 million), a digital video recording company. During the first nine months of 2005, there were no acquisitions. Cash used for capital asset purchases declined by $2.5 million during the first nine months of 2006 as compared to the first nine months of 2005 mainly because the Company was preparing its San Jose headquarters and manufacturing building for occupancy during 2005.
Net cash provided by financing activities was $3,000 for the first nine months of 2006 compared to $329,000 for the first nine months of 2005. The reduction of $326,000 in 2006 compared to 2005 was mainly from a $400,000 payment against notes payable partially offset by a $108,000 increased in cash received from stock option and warrant exercises.
We believe that our existing balances of cash and cash equivalents, together with cash generated from product sales and unused borrowing facilities, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and future results of operations. Any future financing we may require may be unavailable on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or could prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our stockholders.
Contractual Obligations
We lease certain manufacturing, warehousing and other facilities under operating leases expiring in future years. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The following table quantifies our known contractual obligations as of September 30, 2006:

		2006 (remaining 3					2011 and
	Total	months)	2007	2008	2009	2010	thereafter
Operating lease obligations	$2,569,000	$207,000	$700,000	$769,000	$693,000	$117,000	$83,000
Open purchase orders	$4,078,000	$4,013,000	$65,000	—	—	—	—
Notes payable — related parties	$4,441,000	$437,000	$369,000	$284,000	$1,551,000	$900,000	$900,000
Other liabilities	$753,000	$267,000	$280,000	$160,000	$43,000	$3,000	—

Total	$11,841,000	$4,924,000	$1,414,000	$1,213,000	$2,287,000	$1,020,000	$983,000

Recent Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will become effective for us on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our financial position and results of operations.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures. FAS 157 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact that the adoption of FAS 157 will have on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion analyzes our disclosure of market risk related to concentration of credit risk, changes in interest rates and foreign currency exchange rates.
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
Interest Rate Risk
As of September 30, 2006, we had cash and investments of $18.7 million consisting of cash and highly liquid short-term investments. As a result of recent July 2006 investment commitments and in accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity,” the Company changed the classification of its investments from “held-to-maturity” to “available-for-sale.” The resulting fair-value calculation of the Company’s investments led to a net $7,000 reduction in carrying value of the investments as of September 30, 2006 with the offset reported as a component of other comprehensive income of $4,000 and deferred tax assets of $3,000. In addition, changes to interest rates over time may reduce or increase our interest income from our short-term investments. If, for example, there is a hypothetical 150 basis points change in the interest rates in the United States, the approximate impact on our cash and short-term investments would be $110,000.
Foreign Currency Exchange Rate Risk
For the nine-month-period ended September 30, 2006, a substantial portion of our recognized revenue was denominated in United States dollars, which was generated primarily from customers in the Americas (50%). Revenue generated from our European operations (14%) was primarily in euros, revenue generated by our China operations (33%) was in the local currency, the Renminbi (“RMB”) and revenue generated from our Hong Kong-based operations (3%) was in both Hong Kong dollars and United States dollars. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Our operations in China were largely unaffected by currency fluctuations until July 2005 when the RMB experienced an approximately 2.1% appreciation of the RMB relative to the United States dollar.
Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on low-cost intellectual property and efficiency in supply-chain management. In 2004, we made a strategic investment in China with the acquisition of a 64 percent interest in KLH, a Beijing-based manufacturer and distributor of environmental safety and security equipment. We subsequently increased our commitment to China by signing an agreement in July 2006 to increase our ownership to 96 percent. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the United States dollar and other currencies. If, for example, there is a hypothetical 10 percent change in the RMB relative to the United States dollar, the approximate impact on our profits would be $515,000 for a year. Were the currencies in all other countries in Europe and Asia where we have operations to change in unison with the RMB by a hypothetical 10 percent against the U.S. dollar, the approximate impact on our profits would be approximately $125,000 for a year. The expected reduction in the total impact as against an RMB only appreciation is because some of the impact of the RMB change would be offset by changes to reported sales net of expenses in our other units as a result of changes in those countries’ functional currencies. Furthermore, to the extent that we engage in international sales denominated in United States dollars in countries other than China, any fluctuation in the value of the U.S. dollar relative to foreign currencies could affect our competitive position in the international markets. Although we would continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot be certain that exchange rate fluctuations will not adversely affect our financial results in the future.
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

Even though we were profitable for the third quarter of 2006, we were unprofitable on a year-to-date basis and we may not be profitable in the future. If we continue to report losses or are marginally profitable, the financial impact of future events may be magnified and may lead to a disproportionate impact on the trading price of our stock.
We experienced a net profit for the quarter-ended September 30, 2006 of $512,000, but on a year-to-date basis we experienced a net loss of $574,000. While we were profitable for three of the last five years, there can be no assurance when or if we will return to profitability on a full-year basis. In addition, our financial results have historically bordered on profitability, with our results over the last twelve quarters ranging from a $1.3 million quarterly loss to a $1.0 million quarterly profit, and if we continue to border on profitability, the financial impact may be magnified. For example, for a company with more considerable income or losses, a $250,000 impact may not be significant, whereas, $250,000 in additional net loss would have decreased our profit for the quarter ended September 30, 2006, by 49 percent. If we continue to border on profitability, any particular financial event could result in a relatively large change in our financial results or could be the difference between us having a profit or a loss for the particular quarter in which it occurs. Because the impact of any such events may be magnified, we may experience a disproportionate impact on our trading price as a result.
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

Compliance with these new rules has increased our legal, financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced coverage or incur substantially higher costs to maintain or obtain coverage. In addition, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.
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
In connection with year-end work on our fiscal year 2005 Form 10-K, management identified three material weaknesses in our internal control over financial reporting. The weaknesses were related to (i) inadequate control over our accounting and reporting of certain non-routine transactions occurring at two of our foreign operations, (ii) inadequate control over our accounting for stock-based compensation under SFAS 123, Accounting for Stock-Based Compensation, and (iii) an inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time. A discussion of the material weaknesses in our internal control over financial reporting and management’s remediation efforts to improve level of assurance is discussed under Item 4, “Controls and Procedures.”
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
Our business is generally dependent upon government funded projects for a significant portion of our revenues each quarter. Decisions on what types of projects are to be funded by local, state and federal government agencies will have a material impact on our business. The current Federal budget for the Department of Homeland Security, which we refer to as “Homeland Security” herein, is a source for funding for many of our customers either directly or through grants to state and local agencies. The current Homeland Security budget was increased by approximately 6 percent from $40.3 billion in fiscal year 2006, to $42.7 billion for fiscal year 2007. However, if the government does not fund projects that our products are designed to address, or funds such projects at levels lower than we expect, our business and results of operations will be harmed.
Government contracts also contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. For example, a portion of our federal contracting is done through the Federal Supply Schedules from the U.S. General Services Administration (“GSA”). Our GSA Schedule contract, like all others, includes a clause known as the “Price Reductions” clause; the terms of that clause are similar but not identical to a “most favored customer” clause in commercial contracts. Under that clause, we have agreed that the prices to the government under the GSA Schedules contract will maintain a constant relationship to the prices charged to certain commercial customers, i.e., when prices to those benchmark customers drop, so too must our prices on our GSA Schedules contract. Although we have undertaken efforts to comply with the Price Reductions clause, it is possible that we, through an unreported discount offered to a “Basis of Award” customer, for example, might fail to honor the obligations of the Price Reductions clause. If that occurred, we could, under certain circumstances, be subject to an audit, an action in fraud, or other adverse government actions or penalties.
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
We may, from time to time, be subject to claims of infringement of other parties’ proprietary rights or claims that our own trademarks, patents or other intellectual property rights are invalid. For example, a motion was filed on June 17, 2005, by Polimaster Ltd. and Na & SE Trading Co. Limited, for an injunction that would prevent RAE Systems from shipping its Gamma RAE II product and prohibiting RAE from making any additional sales of products in its possession licensed from Polimaster Ltd. and Na & SE Trading Co. Limited, pending resolution of arbitration between the parties. The motion was denied on September 6, 2005. On June 12, 2006, the Company and Polimaster agreed to arbitrate this claim in accordance with the original contract between the parties. The arbitration will be conducted under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. Both parties have agreed to a ten-day arbitration preceding that is scheduled to start on March 5, 2007. Polimaster’s initial claim is for damages of 13.2 million dollars and an injunction against sales of the Company’s Gamma Rae II and Neutron RAE II products radiation detection products. From initial release of these products through September 30, 2006, the Company shipped approximately $1.4 million dollars of these products. We also believe the claim by Polimaster is without merit and we expect to vigorously defend our position. Were Polimaster to prevail in this arbitration, it would have a material adverse effect upon the business.
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
During July of 2006, we acquired Aegison Corporation, a supplier of fixed and mobile digital video surveillance systems for approximately $2 million. We may acquire or make additional investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses related to goodwill recognition and other intangible assets, any of which could harm our business.
Our ownership interest in Renex will cause us to incur losses that we would not otherwise incur.
We currently own approximately 40% of Renex Technology Ltd., a wireless systems company still in the research and development stage. We are required to incorporate our share of its expenses as losses in our Consolidated Statements of Operations. If Renex does not begin to generate revenues at the level we anticipate or otherwise incurs greater losses, we could incur greater losses than we anticipate and our results of operations will suffer.
Our business could suffer if we lose the services of any of our executive officers.
Our future success depends to a significant extent on the continued service of our executive officers, including Robert I. Chen, Randall Gausman, Peter Hsi, Rudy Mui, Gregory Vervais and Christopher Hameister. We have no formal employment agreements with any of these officers other than their initial offer letter, if applicable. The loss of the services of any of our executive officers could harm our business.
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
During the fourth quarter of 2005 and the first nine months of 2006, the Company implemented a number of compensating internal controls and remediation measures to improve the level of assurance regarding the adequacy and accuracy of the Company’s financial information. These compensating internal controls and remediation efforts were as follows:
Controls related to inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time:
•	During the fourth quarter of 2005, the Company engaged an outside contractor with state and local tax technical expertise to supplement its current finance staff.

•	During the first quarter of 2006, two additional individuals with technical accounting expertise joined the Company’s finance staff in the U.S. and China.

•	During the first quarter of 2006, the Company engaged a large independent registered public accounting firm to review the Company’s tax compliance under FAS 109, “Accounting for Income Taxes.”

•	During the second quarter of 2006, an additional two individuals with technical accounting expertise joined the Company’s finance staff in China.

•	During the third quarter of 2006, the Company engaged an independent registered public accounting firm to review its accounting for two acquisitions made during the quarter.
Control over our accounting for stock-based compensation under SFAS 123, Accounting for Stock-Based Compensation:
•	To improve the Company’s controls related to stock-based compensation, management implemented “Equity Edge” during the fourth quarter of 2005, a software program to automate the management and accounting for stock options.
•	During the first quarter of 2006, new automated controls for the management and accounting of stock options were implemented and the resulting database reconciled with the original stock option documents and the diluted share calculation. The “Equity Edge” system was implemented during the first quarter of 2006 and reconciled as of December 31, 2005, and was the system of record for 2005.
•	During the first nine months of 2006, the Company engaged an independent registered public accounting firm to review the reporting of the Company’s SFAS 123R, “Share-Based Payment,” on as needed basis.
Control over our accounting and reporting of certain non-routine transactions occurring at two of our foreign operations:
•	As disclosed in the 2005 annual report on Form 10-K, management identified the steps necessary to remediate the material weakness and was in the process of implementing a number of actions, including the following:
•	document to standards established by senior accounting personnel and the chief financial officer the review, analysis and related conclusions with respect to non-routine transactions;

•	interview outside accounting consultants to assist on an ongoing basis with the accounting of non-routine transactions;

•	involve both internal personnel and outside accounting consultants, as needed, early in a non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction; and

•	Require senior accounting personnel and the chief financial officer to review non-routine transactions to evaluate and approve the accounting treatment for such transactions.
•	During the first quarter of 2006, management documented the Company’s internal control over financial reporting standards as established by the chief financial officer and senior accounting personnel for the review, analysis and conclusions with respect to the accounting for all future non-routine transactions under generally accepted accounting principles in the Unites States (“GAAP”), including the involvement of both internal accounting personnel and outside accounting consultants, as needed, early in a non-routine transactions to obtain additional guidance as to the application of GAAP.
•	On an ongoing basis and throughout the first nine months of 2006, the Company’s chief financial officer and senior accounting personnel reviewed all non-routine transactions to evaluate and approve the accounting treatment for such transactions.
•	On an ongoing basis and throughout the first nine months of 2006, an independent registered public accounting firm was periodically engaged by management as needed to review certain non-routine transactions.
Except as noted above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Evaluation of Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer

concluded that our disclosure controls and procedures were not effective as of September 30, 2006 based on the material weaknesses in internal control over financial reporting as identified and discussed above.
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
PART II. Other Information
Item 1. Legal Proceedings
A motion was filed on June 17, 2005, by Polimaster Ltd. and Na & SE Trading Co. Limited, for an injunction that would prevent RAE Systems from shipping its Gamma RAE II product and prohibiting RAE from making any additional sales of products in its possession licensed from Polimaster Ltd. and Na & SE Trading Co. Limited, pending resolution of arbitration between the parties. The motion was denied on September 6, 2005. On June 12, 2006, the Company and Polimaster agreed to arbitrate this claim in accordance with the original contract between the parties. The arbitration will be conducted under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. Both parties have agreed to a ten-day arbitration proceeding that is scheduled to start on March 5, 2007. Polimaster’s initial claim is for damages of $13.2 million dollars and an injunction against sales of the Company’s Gamma RAE II and Neutron RAE II products radiation detection products. From initial release of these products through September 30, 2006, the Company shipped approximately $1.4 million dollars of these products. At this time, due to the preliminary and speculative nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We also believe the claim by Polimaster is without merit and we expect to vigorously defend our position.
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
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Securities Holders
Submission of Matters to a Vote of Security Holders
At our annual meeting on May 17, 2006, the stockholders elected the nominees for Class III directors to our Board of Directors. The votes were as follows:

Nominee	For	Withheld Authority

Peter C. Hsi	55,298,365	1,018
James W. Power	55,272,015	28.368
A. Marvin Strait	55,271.015	27,368

The terms for Peter C. Hsi, James W. Power and A. Marvin Strait will expire at the 2009 annual meeting. The following directors’ terms of office continue until the annual meeting indicated: Neil W. Flanzraich and Lyle D. Feisel (Class II term expires at the 2007 annual meeting) and Robert I. Chen and Sigrun Hjelmquist (Class I term expires at the 2008 annual meeting).
The following matter was also submitted to and approved by a vote of the stockholders with the results of the voting being as shown:
Proposal to ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2007:

For:	54,116,006
Against:	941,510
Abstained:	537,767
Item 5. Other information
Effective November 10, 2006, the Company’s former chief financial officer, Mr. Donald W. Morgan, entered into a Consulting Services Agreement for a six month period that provides for payment of $16,666.67 per month plus the cost of Mr. Morgan’s COBRA payments. In addition, the Company agreed to pay Mr. Morgan the equivalent of six months of regular base salary in a lump sum of $100,000.00, less applicable withholdings, within seven days following the last day of the six month period in which he provides consulting services. Mr. Morgan will also receive a lump sum payment equal to the cost of six months of COBRA premiums payable at the same time as the severance payment and will receive payments for all wages and accrued, unused vacation through the date of his termination.
The terms of Mr. Morgan’s consulting agreement was previously disclosed by the Company in a current report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2006.
Item 6. Exhibits
Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit
Number	Description of Document
10.1	Agreement and General Release of Claims between the Company and Mr. Donald W. Morgan, dated August 8, 2006, including the related Consulting Services Agreement.

10.2	RAE Systems Inc. Management Incentive Plan.(1)

31.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Board of the Registrant, furnished pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randall Gausman, Chief Financial Officer and Vice President, Finance of the Registrant, furnished pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Board of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randall Gausman, Chief Financial Officer and Vice President, Finance of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on August 16, 2006 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2006.

RAE SYSTEMS INC.

By:	/s/ Randall Gausman

Randall Gausman
Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.1	Agreement and General Release of Claims between the Company and Mr. Donald W. Morgan, dated August 8, 2006, including the related Consulting Services Agreement.

31.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Board of the Registrant, furnished pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randall Gausman, Chief Financial Officer and Vice President, Finance of the Registrant, furnished pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Board of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randall Gausman, Chief Financial Officer and Vice President, Finance of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.