Form 10-K
period 2006-12-31
RAE SYSTEMS INC
filed 2007-03-16
CIK 1084876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-31783

RAE Systems Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0280662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3775 North First Street San Jose, California (Address of principal executive offices)	95134 (Zip Code)

408-952-8200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $155,560,324, based upon the closing sale price of $4.00 on the American Stock Exchange on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter. As of the close of business on February 28, 2007, the number of shares of registrant’s Common Stock outstanding was 59,301,054.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

RAE SYSTEMS INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2006

PART I

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “estimate,” “potential,” or “continue,” and other words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revisions or update to these forward-looking statements. Readers should carefully review the risk factors described herein and in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we file for the fiscal year 2007.

ITEM 1.	BUSINESS.

General

We are a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical and radiation detection monitors and networks for application in industrial and environmental safety and public and government first responder security applications. We provide rapidly-deployable sensor networks that enable our customers to identify safety and security threats in real-time.

We offer a full line of portable single-sensor chemical and radiation detection products, multi-sensor portable products and wireless integrated sensor systems. In addition, we offer a line of fixed and mobile digital video recorders that are used by the military, transportation agencies and public venues for safety and security applications. Our technologically advanced products are based on proprietary patented technology, and include portable, wireless and fixed chemical detection monitors and gamma and neutron detectors and dosimeters. Industrial applications include the detection of toxic industrial chemicals, volatile organic compounds and petrochemicals. Our products are deployed in oil, gas, petrochemical plants and in other types of manufacturing facilities. Our products enable the military and first responders such as firefighters, law enforcement and other emergency management personnel to detect and provide early warning of weapons of mass destruction and other hazardous materials.

We were founded in 1991 to develop technologies for the detection of hazardous materials in environmental remediation and chemical spill clean-ups. We have a broad patent portfolio consisting of 18 issued and pending patents in gas and radiation detection technology and two in video compression and stabilization that are the basis for many of our products. For example, our patented photoionization detector technology allows our products to rapidly and reliably indicate many toxic chemicals and vapors in the part-per-billion range of readings. In 1995, we expanded our operations into Shanghai, China, giving us access to high-quality, cost-efficient manufacturing and world-class research capabilities. In April 2002, we completed a reverse merger by which we became a publicly-traded Delaware corporation. In May 2004, we acquired a 64% interest in “KLH”, now known as RAE-KLH (Beijing) Co., Limited, or RAE Beijing, a Beijing-based manufacturer and distributor of security, environmental and personal safety monitors and equipment. With the acquisition of KLH, we expanded our presence in the personal security and safety market in China and gained access to an established distribution channel. In July 2006, we acquired Aegison, a manufacturer of portable and fixed digital video recorders and increased our ownership of RAE Beijing to 96%. In December 2006, we announced the formation of a joint venture in Fushun, China and created RAE Coal Mine Safety Instruments (Fushun) Co., Ltd., hereafter referred to as RAE Fushun. RAE Fushun is owned 70% by a wholly owned subsidiary of RAE Systems and 30% by the Liaoning Coal Industry Group Co., Ltd., a Chinese state enterprise management group. RAE Fushun offers a wide range of mine safety products for both personal and permanently fixed use in the Chinese coal mining industry.

The end users of our products include many of the world’s leading corporations in the airline, automotive, computer and oil industries. Our products are used in civilian and government atmospheric monitoring programs in over 65 countries. Several government agencies and departments have standardized their programs based on our products for hazardous materials incident response. A number of United States government agencies, including the

Department of Homeland Security, the Department of Justice, the Department of State, as well as all branches of the United States military, and by city and state agencies use RAE Systems products.

Additional information about RAE Systems Inc. (referred to herein as the “Company”, “we”, or “our”) is available on our web site atwww.raesystems.com. We make available, free of charge on our web site, access to our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file them electronically with or furnish them to the Securities and Exchange Commission (“SEC”). Information contained on or accessible through our web site is not part of this Annual Report or our other filings with the SEC.

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Industry Background

The market for our products has evolved from being strictly focused on environmental and industrial monitoring to encompassing public safety, including the threat of terrorism and coal mine safety in China. The market demand for our products has grown in the fields of environmental remediation, confined space entry, OSHA Regulation 1910 compliance and industrial safety monitoring. The application of our products in these established markets stems from the dependence of numerous key industries on sensors that provide vital information that can affect worker safety, products, processes and systems. A few examples of these market sectors that use monitoring include:

•	chemicals and manufacturing (process control);

•	municipal and volunteer fire departments (arson investigations, hazardous fumes detection);

•	petroleum (leaks, explosive vapors, records of worker exposure);

•	transportation (airplane wing tank entry); and

•	hazardous materials clean-up (environmental remediation).

The increasing concerns about domestic terrorist attacks in the United States as well as the increasing risks of unconventional asymmetric methods of attack using chemical or radiological agents has created the need for technologically advanced hazardous material detection devices to protect vulnerable public venues to such attacks. In response to such risks, the United States Congress authorized $40.3 billion for fiscal 2006 and $46.4 billion for fiscal 2007 for the Department of Homeland Security. The part of the budget that our products address is designated for Chemical, Biological, Radiation, Nuclear and Explosive (CBRNE) threat detection. For 2006 the CBRNE designation was $421 million. We expect a 20% reduction in that amount for 2007.

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

Currently, the majority of electricity that is produced in China is generated by coal fired power plants. In 2006, China produced 2.2 billion metric tons of coal. The government of China has levied a two dollar per metric ton coal tax to be utilized for improving coal mine safety. In time, based on our analysis of the market, we believe this represents a potential addressable market opportunity of up to $500 million per year for RAE Fushun’s products.

Our Strengths

We have a comprehensive product portfolio.  Our broad portfolio of portable, rapidly-deployable and rugged products consists of atmospheric monitors, photoionization detectors, radiation detectors, gas detection tubes, sampling pumps, security monitoring devices, mobile digital video recorders and fixed digital video recorders. Our products incorporate a broad array of sensors, with the ability to detect over 600 chemicals. Based upon our familiarity with the market and our competition, we believe that we offer a competitive suite of products with multiple sensors that can be interfaced to a wireless network and monitored from a base location or command center.

We are a technological leader in the industry.  We have a history of being the first to market in the industry. For example, in 1994, we introduced the world’s smallest portable photoionization detection monitor; in 1996, we were the first to introduce a multi-sensor chemical detection product; and in 2002, we were the first to introduce a wireless network of chemical sensors. In addition, in 2004 we were the first to introduce a monitor with a combination of radiological and chemical sensors in a single unit and a wireless mesh network sensor system with a range of applications in cargo container security, transportation security and indoor air security. In 2006, we were the first to introduce a wireless sensor system that meets the radio and packaging standards for the European, ATEX certified market. We believe our expertise and knowledge of current and future standards for monitoring sensors through wired and wireless delivery platforms will allow us to continue to be an industry leader in developing the most appropriate design architecture for modular systems that can be quickly and efficiently reconfigured as the mission requirements dictate.

We have an established customer base.  We have a substantial customer list consisting of governmental entities and industries that we support with our array of products and solutions. Our products and systems have been used extensively in high-profile events such as the Salt Lake City Olympics, the Torino Winter Games, the Athens Olympics, the Super Bowl, the United States Open golf tournament, the Republican and Democratic National Conventions, the Presidential Inauguration, the Rose Bowl, the World Series, the Major League Baseball All-Star game, the Kentucky Derby, and the Fifa World Cup of Soccer. In addition, our equipment has been utilized to monitor the indoor air quality and security of venues such as Soldier’s Field in Chicago and the HSBC Arena in Buffalo. In 2006, our AreaRAE wireless sensor system was selected by the United States National guard for deployment with the National Guard Weapons of Mass Destruction Civil Support Teams in all 50 states.

We have modern, cost-efficient manufacturing.  We lease a modern, cost-efficient manufacturing facility in Shanghai, China that is currently producing the majority of our products. With the acquisition of a majority interest in RAE Beijing, we have expanded our manufacturing capabilities in Beijing, China. With the formation of RAE Fushun we have heavy machining and additional manufacturing capability. We believe that our facilities will allow a significant scaling of production to meet the requirements for our future sales growth.

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

Our Strategy

Since our inception, we have focused on becoming a leader in the development of sensor systems for hazardous materials detection. We intend to maintain this focus by pursuing the following strategies:

Pursue the shifts in global industrial growth.  According to the National Bureau of Statistics, industrial spending growth in China expanded by over 27 percent in 2006. Our products have been certified for use in the production of steel and other iron alloys. They are well suited for deployment in oil and gas refining, chemical production and power generation.

Pursue the Homeland Security Market.  The heightened concerns about domestic terrorist attacks in the United States led to the creation of the Department of Homeland Security as well as the allocation of billions of dollars of the federal budget to counter these threats. In addition, many state and local government agencies also have committed resources to combat this threat. As our products already address many of the needs of these governmental agencies, we intend to capitalize and sustain our leadership as a leading provider to first responders.

Aggressively Pursue the Rapidly Expanding Network Detection Market.  We believe the market for fixed and wireless networked sensor systems is growing rapidly, driven by reduced costs, increased safety and greater advanced warning that remote detection over a wide coverage area can offer. Our unique combination of the wireless systems and sensor technology is well positioned to satisfy this growing market. Our current network products enable data to be transmitted from remote locations in the field to a base station located up to two miles from the site of the detector, and can also be hosted via the Internet.

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

Leverage Our Cost-Efficient Infrastructure.  We have significant additional manufacturing capacity in Shanghai and Beijing. As we continue to grow our business, we expect to realize manufacturing efficiencies, thereby reducing per unit costs. In addition, we expect to benefit from significant savings by complementing our research and development cost capabilities at our headquarters in California with more cost-efficient intellectual capital available in China.

Selectively Pursue Acquisitions, Joint Ventures and Licensing Agreements.  We will continue to selectively pursue acquisitions, joint ventures and licensing agreements in order to more rapidly and effectively develop new technology. We are confident in our ability to continue to develop state-of-the-art technology; however, we also believe that the industry is very fragmented and there exists a considerable opportunity to acquire new technologies and processes to further broaden and complement our product offerings.

Technology

Our strength is in the development of sensors, measurement technology and the integration of wireless technology. As an instrument manufacturer, we have differentiated ourselves from our competition by developing a broad array of specific chemical sensors, including an array of gas sensors and photoionization detectors.

Sensor and Measurement Technology

Our products are based on a broad array of proprietary and patented gas and chemical sensors. We design and manufacture the following sensors:

•	photoionization detectors for the measurement of volatile organic compounds, highly toxic chemical warfare agents and toxic industrial chemicals;

•	catalytic bead pellistors for the detection and measurement of combustible gas;

•	non-dispersive infrared sensors for the measurement of carbon dioxide and hydrocarbons; and

•	electro-chemical sensors for the measurement oxygen and toxic gases such as carbon monoxide.

We believe that our main competitive advantage is our proprietary photoionization technology. Photoionization detectors use ultraviolet light to ionize the molecules of the gas into charged particles. This produces a flow of electrical current proportional to the concentration of the charge. Our patented photoionization detector technology enables dependable, linear, part-per-billion range readings for many toxic gases and vapors. Photoionization detection is particularly suited to the detection of the highly toxic, long-chain, low vapor pressure volatile organic compounds associated with many toxic industrial chemicals and chemical warfare agents.

Integrated Wireless Technology

In 1999, anticipating the emergence of robust wireless networks, we began to develop wireless capabilities for our gas monitoring instruments that enable them to detect from remote locations. In 2002, we introduced the AreaRAE, a wireless-enabled gas detector, which provides real-time transmission of monitoring information to a base station located up to two miles away from the detectors. The AreaRAE enables industrial workers, hazardous materials, or “HazMat”, teams, firefighters, law enforcement officials and other emergency management personnel to remain a safe distance away from toxins, flames and explosives. The AreaRAE incorporates technologies such as global positioning system (GPS) receivers and geographic information system (GIS) capabilities to create awareness of hazardous conditions for decision makers located remotely in a central command and control location. In addition, the AreaRAE can be made to interface with the Internet, making measurements available from virtually any location with Internet access. AreaRAE has also found an application in industrial monitoring due to the low installation and infrastructure costs compared with direct-wired fixed systems.

In 2004, we introduced the AreaRAE Gamma, the first combined multi-gas and radiation detector equipped with a wireless radio frequency modem that allows the unit to communicate and transmit sensor and other information on a real-time basis with a remotely located base controller. The AreaRAE Gamma is currently being used in applications such as homeland security, venue protection, and HazMat and emergency protection. We also partnered with Safer Systems to introduce PlumeRAE the first plume measurement system to use remote wireless sensors. In 2006, we introduced the AreaRAE Steel, a stainless steel version of the AreaRAE that met the intrinsic safety requirements of the European Union (ATEX). In addition, we partnered with Vivometrics to integrate Lifeshirt, a personal monitoring system for first responders and industrial workers that can be displayed on the same screen as the AreaRAE Monitors.

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

Products

Product	Description	Application

Integrated Systems

AreaRAE	Wireless, multi-channel, integrated five-gas detection systems	• HazMat and emergency response • Confined space entry • Plant turnarounds • Venue protection • Oil platform protection

AreaRAEGamma	Wireless, combined multi-gas and radiation detector	• HazMat and emergency response • Homeland defense • Venue protection

RAEGuard PID	Permanently mounted photoionization	• Waste water treatment plants

RAEGuard EC	Detector (PID) equipped with digital display of the gas concentration, unit of measurement and functional keys for performing calibration	• Marine and off-shore oil wells • Refineries • Petrochemical plants • Power plants • Pulp and paper

• Solvent recovery systems

Photoionization Detection

MiniRAE 2000	Versatile handheld volatile organic compound monitor with sensitivity range of 0 – 10,000 parts-per-million	• Confined space entry • Emergency response to hazardous spills • Environmental remediation • Soil remediation • Military

UltraRAE	Combines vapor separation tubes and photoionization detection into compound-specific monitor for Benzene	• Crude oil production, pipelines • Transportation of hazardous materials • Refineries • Plant turn-arounds

ppbRAE Plus	Hand-held photoionization detection monitor to detect volatile organic compounds down to one part-per-billion	• Emergency response to hazardous spills • Indoor air quality in new, sick and mixed usage buildings
• Personal monitoring
• Drug detection

EntryRAE	4-gas monitor plus photoionization (PID) detection	• Refineries • Chemical processing • Water & wastewater facilities • Semiconductor manufacturing

Radiation Detection

GammaRAE II	Rapid detector of gamma sources, includes cesium iodide (CsI) scintillator that provides low level detection in a compact unit	• Emergency response • Customs and border patrols • Law enforcement • Military

GammaRAE II R	Combination Gamma Detector and Gamma Dosimeter	• Emergency response • Customs and border patrols
• Law enforcement • Military

Product	Description	Application

NeutronRAE II	Rapid detector of gamma and neutron sources, includes both cesium iodide (CsI) and lithium iodide (LiI) scintillators that provide low level detection in a compact unit	• Emergency response • Customs and border patrols • Law enforcement • Military

Multi-Sensor

MultiRAE IR	One-to-five gas surveyor with CO2 and photoionization detection	• Indoor air quality • Beverage and brewery • Food industry

MultiRAE PLUS	Hand-held, 1-to-5 gas monitor with lower explosive limit measurement capability, O2, two toxic sensors, and photoionization detector for toxic volatile organic compound detection	• Confined space entry • Wing tank entry • HazMat

VRAE	Hand-held 5-gas confined space monitor and sniffer	• Refineries and petrochemical plants • Confined space entry, hot work permits
• Utilities — Cable vaults, transformer stations
• Waste water treatment plants

QRAE / QRAE PLUS	Economical, robust 4-gas confined space monitor	• Confined space entry • Refineries and petrochemicals plants
• Power plants

IAQRAE	Indoor air quality monitor with CO2, photoionization detection, relative humidity, temperature and toxic gas sensors	• Indoor air quality • Beverage and brewery • Food industry

Single-Sensor

BadgeRAE	Single gas H2S and CO disposable two year personal monitor	• Oil fields and refineries • Utilities and power plants • Chemical plants

ToxiRAE Plus PID	Pocket-sized, single-gas PID monitor	• Oil fields and refineries
• Mining and metals
• Pulp and paper mills

ToxiRAE II	Full-featured gas monitor providing continuous, digital display of gas concentration, available with ten different sensors	• Refineries and chemical plants • Oil production • Contractors • Industrial safety • Power plants

AutoRAE	A bench-top calibration and charging station that currently supports EntryRAE, MultiRAE Plus, ppbRAE, MiniRAE 2000 and QRAE Plus	• All existing and future users of these instruments

Tubes

Gas Detection Tubes	Single-use, single-sensor for the detection of specific chemicals	• Refineries • Petrochemical plants • Compressed gas distribution facilities

Product	Description	Application

Other

HazRAE	Hazardous materials decision support facilities application for chemical, biological and WMD assessment that runs on handheld wireless devices	• Emergency first responders • HazMat teams • EMS and emergency rooms

PlumeRAE	Plume measurement for chemical plants and first responders	• Law enforcement and forensics personnel

• Intelligence community

Sales, Marketing and Distribution

Most of our products are sold through a worldwide organization that includes direct sales personnel and distributors managed through our San Jose, California; Beijing, China and Copenhagen, Denmark offices. We have sales and distribution worldwide, including locations in the United States, Canada, Western Europe, United Arab Emirates, Mexico, Latin America, Japan, China, Hong Kong and Singapore.

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

Our suite of wireless detection products, specifically the AreaRAE suite of products and its peripherals, are largely sold directly in the United States and Europe, with customers identified through external manufacturers’ representatives. This channel was established because of the technical expertise required to advise and sell these complex monitoring systems. Commissions are paid to the representatives based on the amount of effort extended in consummating the sale and the amount of training provided to customers after the product is sold.

Our products are distributed globally, with approximately 49% of our revenues derived from sales in Americas, approximately 38% of revenues derived from sales in Asia and approximately 13% of revenues derived from sales in Europe for the year ended December 31, 2006.

Our marketing efforts are focused on increasing brand awareness through advertising, direct mail, web sites, trade shows and focused sales strategies. We hired product specific managers whose primary responsibilities are to develop marketing programs targeted towards specific audiences in the areas of integrated systems, portable products, and consumable products and accessories. We also formed an applications group whose primary task is to develop and identify new applications for our products and to provide training of our installed customer base. We have established a number of alliances, partnerships and collaboration agreements, some of which have been identified in the strategic relationships section.

Customers

Our end-user customers include many United States government agencies in the intelligence and law enforcement community as well as all branches of the armed forces, and numerous local, state and federal agencies and departments. We also have significant numbers of instruments currently in service with many of the world’s leading corporations in the airline, automotive, oil, energy, metals, computer and telecommunications industries. Our products are used in confined space entry monitoring programs throughout the world, and are used in civilian and government atmospheric monitoring programs in over 65 countries. Several government agencies and departments have standardized their programs based on our products for hazardous materials incident response. For fiscal years 2006, 2005 and 2004, approximately 49%, 56% and 66% of our revenues, respectively, were derived from sales in the Americas. During the same three periods, 38%, 33% and 24% of our revenues, respectively, were derived from our sales to Asia.

Research, Development and Engineering

We are expanding our product offerings through advances in sensor, wireless and networking technologies, including:

•	the introduction of PlumeRAE, in a Rapid Deployment Kit, which provides first responders with powerful decision support capabilities when determining the best course of action for a population near an incident;

•	the introduction of the AreaRAE Gamma, which provides wireless delivery of remotely sensed gas vapors and gamma radiation, an industry first; and

•	networking advances, which allow RAE sensor to be connected to industrial command and control system via mesh networking of Ethernet.

The adoption with modular product design and flexible rapid manufacturing have resulted in improved system performance as well as advanced scalability thereby allowing rapid development of new products. New portable products have been introduced for use in confined space/hazardous materials applications, including the GammaRAE II and QRAE 2. We expect to continue to receive governmental and industry certifications for our products in various jurisdictions.

Our research and development process is done in collaboration with our manufacturing department. Such collaboration is designed to ensure the manufacturability of the product and to expedite the transition from the conceptual design phase to the actual production phase. For 2006, 2005 and 2004, we spent $6.2 million, $5.4 million and $4.4 million, respectively, on research and development activities.

Manufacturing

We have been ISO 9001 certified since 1998 and were upgraded to ISO 9001:2000 in December 2001. Our international manufacturing subsidiary, RAE Systems Shanghai Inc., was certified to ISO 9002 and was upgraded to ISO 9001 in 2001.

We lease a modern 61,000 square foot manufacturing facility and laboratory space in Shanghai, China where the majority of our components and products are manufactured. Our manufacturing capabilities in Shanghai include:

•	material planning and production scheduling;

•	procurement;

•	incoming quality assurance;

•	manufacturing process design;

•	production, including precision machining, plastic injection, colorimetric tube production, electrochemical sensor manufacturing and printed circuit board assembly using surface mount technology;

•	final assembly and test; and

•	quality control and assurance.

We also own a 67,000 square foot office and manufacturing, integration and test site in San Jose, California, where we manufacture some of our more complex and sensitive sensors.

At our manufacturing facility in San Jose, our capabilities include:

•	material planning and production scheduling;

•	procurement;

•	sensor manufacturing;

•	photoionization detection lamp manufacturing;

•	prototyping for engineering;

•	process design;

•	final assembly and test;

•	calibration; and

•	final quality control and assurance.

Through our investment in RAE Beijing, we have added manufacturing capabilities in our facility in Beijing, China, which include:

•	material planning and production scheduling;

•	procurement;

•	sensor manufacturing;

•	photoionization detection lamp manufacturing;

•	prototyping for engineering;

•	process design;

•	final assembly and test;

•	calibration; and

•	final quality control and assurance.

The facility in Beijing consists of 106,000 square feet, of which 41,000 is dedicated to the manufacturing of RAE Beijing’s products and the storage of the inventory and the balance of the space is used for sales, marketing and administrative functions.

Competition

The market for gas detection monitoring devices is highly competitive and we expect the emerging wireless gas monitoring system market to be equally competitive. Our primary competitors include Industrial Scientific Corporation, Mine Safety Appliances Company, Honeywell (BW Technologies), Ion Science, Draeger Safety Inc., Gastec Corporation and Bacou-Dalloz.

Competitors in the gas monitoring industry differentiate themselves on the basis of their technology, quality of product, service offerings, sales capabilities, cost and time to market. We believe we compete strongly in these areas, and thus consider ourselves one of the industry leaders in the design, development, marketing and manufacture of gas monitoring devices. In particular, we believe our ability to develop products that integrate different chemical detection techniques, such as photoionization detectors, electrochemical sensors for specific toxic chemicals and combustible gas detectors, along with communication technologies that allow wireless data transfer, provide us with a competitive advantage versus our competitors. In addition, we believe our training support materials are a valuable resource for our distributors and end-users, which make our products more attractive to customers.

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

Employees

As of December 31, 2006, we employed 791 individuals. Our employees are not covered by a collective bargaining agreement. We have never experienced an employee-related work stoppage and consider our employee relations to be good.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions held by our executive officers and other key employees.

Name	Age	Position

Robert I. Chen	59	President, Chief Executive Officer and Chairman of the Board
Randall Gausman	57	Vice President and Chief Financial Officer
Peter C. Hsi	56	Chief Technology Officer and Vice President of Emerging Technologies Development
Rudy Mui	46	Executive Vice President and Chief Operating Officer
Christopher Hameister	52	Vice President of Asia-Pacific, Europe, Middle East Business and Operations
Fei-Zhou Shen	44	Vice President of China Business Worldwide Manufacturing
Gregory J. Vervais	59	Vice President and Chief Human Resources Officer

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

Randall Gausman joined RAE Systems in October 2006 as Chief Financial Officer. Since May 2006, Mr. Gausman has worked as an independent financial consultant. From April 2002 to May 2006, Mr. Gausman served as Chief Financial Officer of Tut Systems, Inc. (NASDAQ:TUTS), which delivers industry leading content processing and distribution products for deploying next-generation video and IP services over broadband networks. His previous work experience also included assignments in finance with Zantaz, Inc. and American President Companies. Mr. Gausman holds both a bachelor of science and masters in business administration from the University of Southern California, as well as a certificate in corporate finance from the University of Michigan School of Business Administration.

Dr. Peter C. Hsi co-founded RAE Systems in 1991 and has served as our Vice President, Chief Technology Officer, and as a member of the board of directors since our inception. Prior to co-founding RAE Systems, Dr. Hsi worked at Applied Optoelectronic Technology Corporation as the chief architect for semiconductor test systems. He was also the general manager for Shanghai Simax Technology Co. Ltd. Dr. Hsi has filed 21 patent applications, of which 11 have been granted and 10 are pending. Dr. Hsi received a B.S.E.E. from the National Chiao-Tung University, and a M.S. and Ph.D. in Electrical Engineering from Syracuse University.

Rudy Mui has served as our Chief Operating Officer since January 13, 2006. Mr. Mui joined RAE Systems in December 2003 as Vice President of Marketing and has been instrumental in the strategic planning and marketing of our products. Prior to joining RAE Systems, Mr. Mui was Vice President of Marketing for Metara Incorporated from 2001 to 2003. From 1999 to 2001, Mr. Mui was Vice President of Marketing for Crossbow Technology and from 1995 to 1999, Director of Strategic Marketing for LAM Research Corporation. Mr. Mui received his B.S. in Computer Engineering and B.A. in Economics from the University of Michigan. Mr. Mui also received an M.B.A. and M.S. in Electrical Engineering from the University of Santa Clara.

Christopher Hameister serves as our Vice President of Asia-Pacific, Europe, Middle East Business and Operations since January 2007. Previously, Mr. Hameister served as Vice President of Worldwide Sales with RAE Systems from July 2006 to January 2007. In the last 25 years, Mr. Hameister’s experiences have all been with instrumentation companies, including seven years, prior to rejoining the company in July 2005, as Director of Marketing and Sales with RAE Systems and six years with Thermo Instruments as Business Operation Manager. Mr. Hameister holds a BS from the University of Adelaide, South Australia and certificate in marketing from University of New South Wales.

Fei-Zhou Shen joined RAE Systems in May 2001 and has served in various key roles including Vice President of Worldwide Manufacturing and his current position is Vice President of China Business Operations & Worldwide Manufacturing. Mr. Shen has over 20 years of business experience serving in key business and strategic management roles. Prior to joining the Company Mr. Shen worked with Solectron. Mr. Shen has a BS in Mechanical Engineering from Shanghai Jiao-Tong University and a MS in Mechanical Engineering from the University of Idaho.

Gregory J. Vervais joined RAE Systems in March 2006 as our Vice President and Chief Human Resources Officer. Previously, Mr. Vervais served as an independent Consultant, from July 2005 until joining RAE Systems in March 2006. From March 2004 to July 2005, Mr. Vervais worked for Varian, Inc. as Director, Human Resources, Scientific Instruments and from February 2001 to March 2004, he worked as Director, Human Resources, Analytical Instruments, Varian, Inc. Prior to February 2001, Mr. Vervais held various top human resources positions for Nummi, Nippendenso and Western Company of North America. Mr. Vervais received his BS in Industrial Relations/Economics and MS in Human Relations and Organizational Development from the University of San Francisco.

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

Our future revenues are unpredictable, our operating results are likely to fluctuate from quarter-to-quarter, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include significant shortfalls in revenue relative to our planned expenditures, changes in budget allocations by the federal government for homeland security purposes, changes in world-wide energy production and refining, market acceptance of our products, ongoing product development and production, competitive pressures and customer retention. It is likely that in some future quarters our operating results may fall below the expectations of investors. In this event, the trading price of our common stock could significantly decline.

We may have difficulty sustaining profitability and may experience additional losses in the future. If we continue to report losses or are marginally profitable, the financial impact of future events may be magnified and may lead to a disproportionate impact on the trading price of our stock.

We recorded a net loss of $1.5 million for fiscal year 2006 and a net loss of $0.8 million for fiscal year 2005. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely result in a negative affect on the market price of our stock. In addition, our financial results have historically bordered at or near profitability, and if we continue to perform at this level, the financial impact may be magnified and we may experience a disproportionate impact on our trading price as a result.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including potential future acquisitions and our ability to generate revenue and control costs. Should we have the need to raise additional capital, there can be no assurance we will be able to do so at all or on favorable terms. In the case of any future equity financings, dilution to our shareholders could result and, in any case, such securities may have rights, preferences and privileges that are senior to those of our common stock. If we are unable to obtain needed capital on favorable terms, or at all, our business and results of operations could be harmed and our liquidity could be adversely affected.

As a result of our failure to timely file with the SEC two current reports on Form 8-K during fiscal year 2006 (related to our acquisitions of Aegison Corporation and Tianjin Securay Technology Co., Ltd.), we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities and Exchange Act of 1934 for a period of twelve months. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

The market for gas and radiation detection monitoring devices is highly competitive, and if we cannot compete effectively, our business may be harmed.

The market for gas and radiation detection monitoring devices is highly competitive. Competitors in the gas and radiation monitoring industry differentiate themselves on the basis of their technology, quality of product and service offerings, cost and time to market. Our primary competitors in the gas detection market include Industrial Scientific Corporation, Mine Safety Appliances Company, Honeywell (BW Technologies), Ion Science, Draeger Safety Inc., Gastec Corporation and Bacou-Dalloz Group. Our competitors in the radiation market include TSA Limited, Polimaster, Exporanium and Santa Barbara Systems. Several of our competitors such as Mine Safety Appliances Company and Draeger Safety Inc. have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than we do. In addition, some of our competitors may be able to:

•	devote greater resources to marketing and promotional campaigns;

•	adopt more aggressive pricing policies; or

•	devote more resources to technology and systems development.

In light of these factors, we may be unable to compete successfully.

We may not be successful in the development or introduction of new products and services in a timely and effective manner and, consequently, we may not be able to remain competitive and the results of operations may suffer.

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

The Sarbanes-Oxley Act of 2002 (the “Act”) has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Act, the SEC and American Stock Exchange (“AMEX”) have promulgated new rules. Compliance with these new rules has increased our legal, financial and accounting costs, and we expect these increased costs to continue indefinitely.

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

In our fiscal year 2005 annual report on Form 10-K, management identified three material weaknesses. The weaknesses were related to our calculation of share-based compensation and diluted shares in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” inadequate control over our accounting and reporting of certain non-routine transactions occurring at two of our foreign operations and an inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time. In connection with year-end work on our fiscal year 2006 Form 10-K, management identified a material weakness in the Company’s internal control relating to assurance that information from its Chinese subsidiaries has been properly adjusted to generally accepted accounting principles in the United States of America for inclusion in its annual or interim financial statements. A discussion of the material weaknesses in our internal control over financial reporting and management’s remediation efforts is available herein under the subheading “Management’s Report on Internal Control over Financial Reporting.”

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

Our business is increasingly dependent upon government funded projects. Decisions on what types of projects are to be funded by local, state and federal government agencies will have a material impact on our business. The current Federal budget for the Department of Homeland Security, which we refer to as “Homeland Security” herein, is a source for funding for many of our customers either directly or through grants to state and local agencies. The current Homeland Security budget increased by approximately 15% from $40.3 billion in fiscal year 2006 to $46.4 billion for fiscal 2007. However, if the government does not fund projects that our products are designed to address, or funds such projects at levels lower than we expect, our business and results of operations will be harmed.

Government contracts also contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. For example, a portion of our federal contracting is done through the Federal Supply Schedules from the United States General Services Administration (GSA). Our GSA Schedule contract, like all others, includes a clause known as the “Price Reductions” clause; the terms of that clause are similar but not identical to a “most favored customer” clause in commercial contracts. Under that clause, we have agreed that the prices to the government under the GSA Schedules contract will maintain a constant relationship to the prices charged to certain commercial customers, i.e., when prices to those benchmark customers drop, our prices on our GSA Schedules contract must be adjusted accordingly. Although we have undertaken extensive efforts to comply with the Price Reductions clause, it is possible that we may have an unreported discount offered to a “Basis of Award” customer and may have failed to honor the obligations of the Price Reductions clause. If that occurred, we could, under certain circumstances, be subject to an audit, an action in fraud, or other adverse government actions or penalties.

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

We may face risks from our substantial international operations and sales.

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For the fiscal years ended December 31, 2006 and 2005, approximately 38% and 33% of our revenues, respectively, were from sales to customers located in Asia and approximately 13% and 11% of our revenues, respectively, were from sales to customers located in Europe. We have manufacturing facilities in China and in the United States. A significant portion of our products and components are manufactured at our facility in Shanghai, China.

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

The specific economic conditions in each country will impact our future international sales. For example, approximately half of our recognized revenue has been denominated in U.S. dollars. Significant downward fluctuations in currency exchange rates against the U.S. dollar could result in higher product prices and/or declining margins and increased manufacturing costs. If we do not effectively manage the risks associated with international operations and sales, our business, financial condition and operating results could suffer. In addition, to date we have experienced lower gross margins on sales in Asia. To the extent that the percentage of our total net sales from Asia increases and our gross margins do not improve, our business financial condition and operating results could suffer.

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

While there is no single patent or license to technology of material significance to the Company, our ability to compete is affected by our ability to protect our intellectual property rights in general. For example, we have a collection of patents related to our photoionization detector technology of which the first of such patents expires in 2012, and our ability to compete may be affected by any competing similar or new technology. In addition, if we lose the licensing rights to a patented or other proprietary technology, we may need to stop selling products incorporating that technology and possibly other products, redesign our products or lose a competitive advantage. We cannot ensure that our future patent applications will be approved or that our current patents will not be challenged by third parties. Furthermore, we cannot ensure that, if challenged, our patents will be found to be valid and enforceable.

Any litigation relating to our intellectual property rights could, regardless of the outcome, have a material adverse impact on our business and results of operations.

We may face intellectual property infringement claims that might be costly to resolve and affect our results of operations.

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights or disputes relating to the validity or alleged infringement of third-party rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. We may incur significant costs in acquiring the necessary third party intellectual property rights for use in our products. Third party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on less favorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements any one of which could seriously harm our business.

For example, Polimaster Ltd. filed a complaint against us on May 9, 2005 in the United States District Court for the Northern District of California in a case styled Polimaster Ltd. v. RAE Systems Inc. (Case No. 05-CV-01887-JF). The complaint alleges, among other things, that we breached our contract with Polimaster and infringed upon Polimaster’s intellectual property rights. Polimaster moved for a preliminary injunction on June 17, 2005. The Court denied Polimaster’s request on September 6, 2005. The dispute is subject to a contractual arbitration agreement, although the federal court has retained jurisdiction over the matter pending arbitration by the parties.

An arbitration was formally commenced in June 2006 for the Polimaster Ltd. matter. The arbitration will be conducted under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. A ten-day arbitration preceding has been scheduled for March 2007. Polimaster’s Demand for Arbitration asserts damages totaling $13.2 million and seeks an injunction against sales of the Company’s Gamma Rae II and Neutron RAE II radiation detection products. We have asserted counterclaims against Polimaster for breach of contract and tortious interference with contract, among other things, and seek monetary damages of its own. We believe the claim by Polimaster is without merit and we expect to vigorously defend our position. Were Polimaster to prevail in this arbitration, it would have a material adverse effect upon the business.

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

We distribute our products in the Americas primarily through distributors. We are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. For example, we derived approximately 55% of our Americas’ revenues from our sales distribution channels in fiscal year 2006. We also believe our future growth depends materially on the efforts of distributors. In addition, the contractual obligations of our distributors to continue carrying our products are subject to a sixty-day termination notice by either party for convenience. If one or more of our distributors were to experience financial difficulties or become unwilling to promote and sell our products for any reason, including any refusal to renew their commitment as our distributor, we might not be able to replace such lost revenue, and our business and results of operations could be materially harmed.

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

In 2006, we acquired Aegison Corporation, formed RAE Coal Mine Safety Instruments (Fushun) Co., Ltd. and acquired an additional 32% of ownership of RAE-KLH (Beijing) Co., Ltd. In addition, during January 2007, we completed the acquisition of Tianjin Securay Technology Co., Ltd. We may acquire or make additional investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses related to goodwill recognition and other intangible assets, any of which could harm our business.

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

Our future success depends to a significant extent on the continued service of our executive officers. We have no formal employment agreements with any of our executive other than their initial offer letter, if applicable. The loss of the services of any of our executive officers could harm our business.

Our officers, directors and principal stockholders beneficially own approximately 34% of our common stock and, accordingly, may exert substantial influence over the Company.

Our executive officers and directors and principal stockholders, in the aggregate, beneficially own approximately 34% of our common stock as of February 28, 2007. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our corporate headquarters and principal offices are located in a facility we own in San Jose, California. The San Jose facility consists of approximately 67,000 square feet, which we purchased in December 2004, and, which includes research and development, sales and marketing, general and administrative and manufacturing operations. We abandoned a leased facility of approximately 25,000 square feet in May 2005 that served as our former corporate headquarters and United States manufacturing facility. The abandoned facility is currently available for sublease. The lease for the abandoned facility expires in October 2009.

We lease a manufacturing facility in Shanghai, China consisting of approximately 44,000 square feet, a research and development facility consisting of approximately 17,000 square feet and a sensor laboratory/manufacturing facility consisting of 17,000 square feet. The lease on the research and development facility will expire in phases for portions of the property through February 2010. The lease on the manufacturing facility expires in September 2011 and contains an option, subject to local government approval, to purchase the property. The lease on the sensor laboratory expires in October 2009. In addition, through our acquisition of RAE Beijing, China, we own 96% of a manufacturing facility consisting of approximately 106,000 square feet, of which 41,000 square feet is dedicated to the manufacturing of RAE Beijing’s products and the storage of the inventory.

We maintain a sales office in Fan Ling, Hong Kong, from which we sell our products to Asia. The lease of the Fan Ling office has been extended for a period of two years commencing in January 2007. We also maintain sales and service centers in Copenhagen, Denmark, the United Kingdom, France and United Arab Emirates, from which we sell our products to Europe, Australia and New Zealand, the Middle East and Africa. The new lease of the Copenhagen facility expires in September 2014.

ITEM 3.	LEGAL PROCEEDINGS.

Polimaster Ltd. v. RAE Systems Inc., United States District Court for the Northern District of California, Case No. 05-CV-01887-JF

Polimaster Ltd. filed a complaint against RAE Systems Inc. on May 9, 2005 in the United States District Court for the Northern District of California in a case styled Polimaster Ltd. v. RAE Systems Inc. (Case No. 05-CV-01887-JF). The complaint alleges, among other things, that RAE Systems Inc. breached its contract with Polimaster and infringed upon Polimaster’s intellectual property rights. Polimaster moved for a preliminary injunction on June 17, 2005. The Court denied Polimaster’s request on September 6, 2005. The dispute is subject to a contractual arbitration agreement, although the federal court has retained jurisdiction over the matter pending arbitration by the parties.

An arbitration was formally commenced on June 12, 2006 for the Polimaster Ltd. matter. The arbitration will be conducted under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. A

ten-day arbitration preceding has been scheduled for March 2007. Polimaster’s Demand for Arbitration asserts damages totaling $13.2 million and seeks an injunction against sales of the Company’s Gamma Rae II and Neutron RAE II radiation detection products. The Company has asserted counterclaims against Polimaster for breach of contract and tortious interference with contract, among other things, and seeks monetary damages of its own. At this time, due to the preliminary and speculative nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We also believe the claim by Polimaster is without merit and we expect to vigorously defend our position.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS. AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	2006		2005
	High	Low	High	Low

First Quarter	$3.93	$3.26	$7.50	$2.90
Second Quarter	$4.54	$3.27	$3.87	$2.35
Third Quarter	$4.14	$2.40	$4.33	$3.03
Fourth Quarter	$4.05	$2.81	$4.09	$3.19

As of December 31, 2006, there were 301 shareholders of record who held shares of our common stock.

We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

PERFORMANCE GRAPH

The following chart presents a comparative analysis of the stock performance of our common stock (“RAE”) relative to AMEX Composite and AMEX stock for SIC codes 3800-3899 Measuring Instruments indexes. This analysis assumes a $100 investment in the underlying common stock of RAE and these indexes on April 9, 2002, the date of our initial public offering, through December 31, 2006. This analysis does not purport to be a representation of the actual market performance of our stock or these indexes. This chart has been provided for informational purposes to assist the reader in evaluating the market performance of our common stock compared to other market participants.

Notwithstanding anything to the contrary set forth in our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might incorporate future filings made by us under those statutes, the following Stock Performance Graph will not be deemed incorporated by reference into any future filings made by us under those statutes.

COMPARISON OF 57 MONTH CUMULATIVE TOTAL RETURN*
Among RAE Systems, Inc., The AMEX Composite Index
And AMEX stocks for SIC codes 3800 - 3899 Measuring Instruments

*	$100 invested on 4/9/02 in stock or on 3/31/02 in index-including reinvestment of dividends.
Fiscal year ending December 31.

	4/02	12/02	12/03	12/04	12/05	12/06
RAE Systems, Inc.	100.00	18.31	148.21	318.22	153.01	139.49
AMEX Composite	100.00	91.97	132.86	163.99	202.49	240.92
AMEX stocks for SIC codes 3800 - 3899 Measuring Instruments	100.00	80.78	130.23	137.73	126.72	143.07

ITEM 6.	SELECTED FINANCIAL DATA.

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

	2006	2005	2004
	(1)(2)(3)(4)	(5)	(6)(7)	2003	2002

Operating Data:
Net sales	$67,986,000	$60,293,000	$45,540,000	$31,361,000	$21,828,000
Gross profit	$35,735,000	$35,603,000	$27,023,000	$19,256,000	$13,071,000
Operating (loss) income	$(3,114,000)	$(1,588,000)	$3,514,000	$3,759,000	$(8,982,000)
Net (loss) income	$(1,529,000)	$(759,000)	$2,335,000	$2,738,000	$(9,462,000)
Basic (loss) income per share	$(0.03)	$(0.01)	$0.04	$0.06	$(0.24)
Diluted (loss) income per share	$(0.03)	$(0.01)	$0.04	$0.06	$(0.24)
Weighted-average common shares:
Basic outstanding shares	58,424,970	57,687,714	55,809,638	46,179,770	39,902,169
Diluted outstanding shares	58,424,970	57,687,714	60,135,692	49,225,169	39,902,169
Balance Sheet Data:
Working capital	$36,641,000	$41,366,000	$38,857,000	$12,423,000	$8,263,000
Total assets	$89,753,000	$76,264,000	$69,115,000	$20,765,000	$16,865,000
Long-term liabilities	$5,441,000	$2,962,000	$1,645,000	$200,000	$411,000
Total shareholders’ equity	$56,179,000	$54,573,000	$52,189,000	$14,807,000	$10,747,000

The following information summarizes events that affect comparability of the information reflected in selected financial data:

(1)	RAE Fushun joint venture was formed in December 2006. The fair value of assets acquired and liabilities assumed were included in the balance sheet as of December 31, 2006. There were no operating activities recorded in 2006.

(2)	The Company purchased an additional 32% ownership in RAE Beijing in July 2006. The Company has consolidated RAE Beijing since 2004. With the purchase in July 2006, minority shareholder’s interest was reduced to 4%.

(3)	In July 2006, the Company purchased Aegison Corporation. The fair value of assets acquired and liabilities assumed were included in the balance sheet as of December 31, 2006.

(4)	As of December 31, 2006, the Company was in the process of acquiring Securay. The Company recorded $820,000 of acquisition in progress as of December 31, 2006.

(5)	During the second quarter of 2005, the Company abandoned its leased facility in Sunnyvale California and moved to a new headquarters and U.S. manufacturing facility. As a result, the Company took a before-tax charge of approximately $2.0 million for abandonment of its lease in the second quarter of 2005.

(6)	The Company purchased 64% of ownership in RAE Beijing in May 2004. The fair value of assets acquired and liabilities assumed were included in the balance sheet at December 31, 2004. Seven months of operating activities were recorded in statement of operations in 2004.

(7)	In January 2004, the Company closed its public offering of 8,050,000 shares of its common stock at $4.25 share, less the applicable underwriting discount. The net proceeds was approximately $31.8 million.

Additional information regarding the 2006 acquisition is included in Note 2 Mergers and Acquisition of the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in fiscal year 2007. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligations to update the forward-looking statements in this report that occur after the date hereof.

Overview

We are a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical and radiation detection monitors and networks for industrial applications and homeland security. In addition, we offer a full line of portable single-sensor chemical and radiation detection products. We were founded in 1991 to develop technologies for the detection and early warning of hazardous materials. The market for our products has evolved from being strictly focused on environmental and industrial monitoring to now encompassing public safety and the threat of terrorism. In conjunction with our acquisition of Aegison Corporation and formation of RAE Coal Mine Safety Instruments (Fushun) Co., Ltd., we expect to expand our presence to include the mobile in the mobile digital video security market in the United States and broader energy exploration and refining safety equipment market, especially as it applies to the coal mine safety equipment market in China.

In 2006, we leveraged our expertise and experience to make two key investments in China to pursue opportunities in one of the world’s largest and fastest growing economies. First in July 2006, we increased our ownership in RAE Beijing to 96 percent to benefit from our efforts to drive higher revenue and operating profit at the consolidated subsidiary. RAE Beijing produces, sells and distributes safety and security solutions for the chemical, oil, gas, metals and energy sectors in China. Second, in December 2006, we formed RAE Fushun, a joint venture to capitalize on China’s growing reliance on coal based energy resources. RAE Fushun manufactures and sells coal mine safety equipment. RAE Systems retains 70 percent ownership and the joint venture combines our skill and expertise with Fushun Anyi, a former state owned company that we have had as a distribution partner for a number of years. RAE Fushun offers a wide and well balanced range of safety products from personal safety equipment like headlamps, respiratory protection and portable gas detection to fixed, mine based safety systems such as permanently mounted mine-wide gas detection systems and methane pump systems to “degasify” potentially explosive mines.

In July 2006, we also invested in next generation mobile and wireless digital video technology by acquiring Aegison Corporation. This transaction added two more patents to our intellectual property portfolio and creates the opportunity to offer new solutions to our law enforcement and other mobile video customers.

We have had a number of successful product deployments. The AreaRAE has been adopted as a standard for continuous monitoring of worker safety in the petrochemical industry during plant turnarounds. We believe AreaRAE provides a significant cost savings and productivity advantage for bringing facilities back on-line more quickly. National Guard Civil Support Teams have deployed over fifty-seven AreaRAE platforms — at least one system for each State. The GammaRAE II R portable radiation detector/dosimeter was selected and is being evaluated by the State of Illinois as part of their large multi-year radiation equipment procurement.

Several chemical manufacturers, throughout Europe, have selected the MiniRAE 2000 and ppbRAE Plus PID instruments for industrial hygiene applications. In China, we received a large order for RAEGuard fixed sensor systems from PetroChina, Dushanzi Project. We also received orders from several state operated oil fields including Da-Gang, Liao-He, and the Chang-Qing.

In early 2007, we have strengthened and expanded our sales and distribution channels in each of our three geographic sales regions. We continue to augment our sales model with the introduction of a value-added reseller program, additional regional sales management and inside sales resources. We have also added a direct sales component for key national and government accounts. To accelerate transactions with our channel partners we are deploying a web portal for our value added resellers. We are expanding our training programs to offer product and service training, and American Industrial Hygiene certification classes. We expect to launch a number of additional new products for various global markets in 2007.

In 2006, our oil and gas customers have experienced success in deploying our wireless gas detection solutions in plant turnarounds. One of our industrial targets for 2007 is to extend that success to the 260 chemical plants in the gulf coast region of the U.S.

In India and the Middle East we added additional regional sales managers to grow our presence in these two emerging markets. In China, our focus is on the growing environmental protection market and the industrial sector, including oil and gas, petro-chemicals, certain telecom applications and coal mining. A major priority will be to introduce new products for the coal mine safety market through RAE Fushun. We believe this market will provide us a number of exciting new business opportunities in 2007 and beyond, as China continues to modernize its coal mining industry.

In all of our markets we will continue to explore and develop strategic value added partnerships, to leverage our product and market expertise.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate the estimates, including those related to our allowance for doubtful accounts, valuation of goodwill and intangible assets, investments, valuation of deferred tax assets, restructuring costs, contingencies, inventory valuation, warranty accrual and stock-based compensation expense. In conjunction with acquisitions, we allocate investment costs based on the fair value of the assets acquired and liabilities assumed. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments or estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company generally recognizes revenue when goods are shipped to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions. For non-standard contract terms where title to goods pass at time of delivery (FOB destination), revenue is recognized after the Company has established proof of delivery. Revenues relating to services performed under the Company’s extended warranty program represent less than 5% of net revenues in each of 2006, 2005 and 2004 and are recognized as earned based upon contract terms, generally ratable over the term of service. We record project installation work in Asia using the percentage-of-completion method. Installation revenue represents less than 5% of net revenue in 2006, 2005 and 2004. Net revenues include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping fees represent less than 1% of net revenues in each of 2006, 2005 and 2004. Shipping costs are included in cost of goods sold.

Accounts Receivable, Trade Notes Receivable and Allowance for Doubtful Accounts

The Company grants credit to its customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustments history, current economic conditions and other factors that deserve recognition in estimating potential losses. The Company generally does not require collateral for sales on credit. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management’s control. If there was a deterioration of a major customer’s credit-worthiness or if actual defaults were higher than what have been experienced historically, additional allowances would be required.

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

  Investments

As a result of our 2006 investment commitments and in accordance with Financial Accounting Standard 115, “Accounting for Certain Investments in Debt and Equity,” the Company changed the classification of its investments from “held-to-maturity” to “available-for-sale.” The resulting fair-value calculation of the Company’s investments led to a nominal net decrease in carrying value of the investments in 2006.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123 (Revised 2004), “Share-Based Payment,” where the fair value of each option is adjusted to reflect only those shares that are expected to vest. The Company’s implementation of FAS 123(R) uses the modified-prospective-transition method where the compensation cost related to each unvested option as of January 1, 2006, is recalculated and any necessary adjustment is reported in the first quarter of adoption.

The Company made the following estimates and assumptions in determining fair value:

Valuation and amortization method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent remaining term.

Estimated Forfeitures — When estimating forfeitures, the Company uses the average historical option forfeitures over a period of four years.

Business Combinations

In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed on their estimated fair values. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from maintenance agreements, customer contracts, acquired developed technologies and pending patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; the acquired Company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined Company’s product portfolio; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Income Taxes

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

Our effective tax rates differ from the statutory rate primarily due to foreign earnings taxed at lower rates, foreign losses not benefited, non-deductible stock compensation deductions under FAS 123(R) and change provisions for uncertain tax positions. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our provision for income taxes.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2006 and 2005

Total Net Sales

	Years Ended December 31,
	2006	2005	Change	% change

Net sales	$67,986,000	$60,293,000	$7,693,000	13%

Net sales were $68.0 million for the year ended December 31, 2006, an increase of $7.7 million, or 13%, compared with $60.3 million for the year ended December 31, 2005. The increase was primarily the result of increases in net sales in Asia of $6.1 million and Europe of $2.4 million partially offset by a decrease in the Americas of $0.8 million. The increase in Asia was due to higher sales of third party products, RAE gas detector product sales and increased installation revenue. The increase in Europe was primarily driven by integrated wireless systems sales. The decrease in the Americas was primarily the result of slower spending in the first half of 2006 for homeland security products compared with 2005, as well as from increased competitive product pricing pressure in the industrial sector in 2006.

Cost of Sales & Gross Profit

	Years Ended December 31,
	2006	2005	Change	% change

Cost of sales	$32,251,000	$24,690,000	$7,561,000	31%
Gross profit	$35,735,000	$35,603,000	$132,000	0%
Gross profit as % of net sales	53%	59%

Cost of sales was $32.3 million for the year ended December 31, 2006, an increase of $7.6 million, or 31%, from $24.7 million for the year ended December 31, 2005. Gross profit for the year ended December 31, 2006 was $35.7 million, compared with $35.6 million for the year ended December 31, 2005. However, the ratio of gross profit to sales decreased to 53% in 2006 compared with 59% in 2005. The lower gross profit ratio in 2006 was primarily due to a shift in sales in the Americas towards lower-margin portable products, an increase in the United States manufacturing overhead associated with facility cost and more competitive product pricing pressure in the United States. In addition, lower gross margin installation revenue and third party product sales in Asia contributed to the year-over-year decline in gross margin.

Sales and Marketing Expense

	Years Ended December 31,
	2006	2005	Change	% change

Sales and marketing	$19,277,000	$16,835,000	$2,442,000	15%
As % of net sales	28%	28%

Sales and marketing expenses during the year ended December 31, 2006 increased by $2.4 million, or 15%, from $16.8 million for the year ended December 31, 2005. The increase was attributable to an increase in sales and marketing expenses related to increased revenue, payroll related expenses attributable to increased headcount, as well as from higher infrastructure costs across the Company to support sales growth.

Research and Development Expense

	Years Ended December 31,
	2006	2005	Change	% change

Research and development	$6,234,000	$5,414,000	$820,000	15%
As % of net sales	9%	9%

Research and development expenses during the year ended December 31, 2006 increased by $0.8 million, or 15%, compared with the year ended December 31, 2005. The increased expenses were primarily the result of increased headcount and project expenses for the development of new portable and wireless products at our engineering center in Shanghai, China. Key product releases during 2006 included the GammaRAE Systems II R portable radiation detector and dosimeter as well as the Neutron RAE II, a combined gamma and neutron radiation detector. We also released the ChemRAE, a portable device for the detection of chemical warfare agents capable of integration into our wireless communications products.

General and Administrative Expense

	Years Ended December 31,
	2006	2005	Change	% change

General and administrative	$13,338,000	$12,915,000	$423,000	3%
As % of net sales	20%	21%

General and administrative expenses during the year ended December 31, 2006 increased by $0.4 million, or 3%, compared with the year ended December 31, 2005. The increased expenses were primarily the result of increases in Sarbanes-Oxley compliance related charges. The Company also experienced higher infrastructure costs such as increased communication and consulting expenses following implementation of the Oracle Enterprise Resource Planning system.

Loss on Abandonment of Lease

	Years Ended December 31,
	2006	2005	Change	% change

Loss on abandonment of lease	$—	$2,027,000	$(2,027,000)	(100)%
As % of net sales	0%	3%

The loss on abandonment of lease cost of approximately $2.0 million in 2005 was associated with our abandonment of our former headquarters and manufacturing lease site in Sunnyvale, California. We completed our move to a larger headquarters and United States manufacturing facility during the second quarter of 2005 to support our sales growth.

Other Income (Expense)

	Years Ended December 31,
	2006	2005	Change	% change

Interest income	$782,000	$641,000	$141,000	22%
Interest expense	(249,000)	(180,000)	(69,000)	38%
Other, net	232,000	25,000	207,000	828%
Equity in loss of unconsolidated affiliate	(194,000)	(196,000)	2,000	(1)%

Total	$571,000	$290,000	$281,000	97%

As % of net sales	1%	0%

Total other income (expense) improved profits by $0.3 million for the year ended December 31, 2006, as compared with the year ended December 31, 2005. The increase was primarily the result of increased other income of $0.2 million in 2006, primarily resulting from a foreign exchange gain of $0.2 million in Eurodollar and Renminbi denominated balances and a litigation settlement gain of $0.2 million. The increase was partially offset by loss on fixed assets disposal of $0.2 million. We also experienced an increase in interest income of $0.1 million, which was largely attributed to higher interest rates on investments in 2006 compared with 2005.

Income Taxes

	Years Ended December 31,
	2006	2005	Change	% change

Income tax benefit	$(965,000)	$(477,000)	$(488,000)	102%
As % of loss before income taxes, minority interest and cumulative effect on change in accounting principle	(38%)	(37%)

Income tax benefit increased by $0.5 million for the year ended December 31, 2006, as compared with the year ended December 31, 2005. Our effective tax rate was a 38% tax benefit in 2006 and 37% tax benefit in 2005. The tax rate for fiscal years 2006 and 2005 differed from the United States statutory rate due to foreign earnings taxed at lower rates, foreign losses not benefited, non-deductible stock compensation deductions under FAS 123 and FAS 123(R) and adjustments to our reserves for uncertain tax positions.

In 2006, the Internal Revenue Service completed its examination of our federal income tax returns for the years ended December 31, 2003 and 2004. Based on the results of the examination, the Company paid $391,000 to the IRS in April 2006, which was accrued at December 31, 2005. Based on a favorable outcome of the audit, the Company released $337,000 of additional reserves applicable to 2003 and 2004 during the year. Additionally, the Company reported $190,000 for the release of tax reserves and related interest upon the expiration of the statute of limitations for federal tax liabilities applicable to uncertain tax positions for the year ended December 31, 2002. In 2006, the tax authority in Denmark, Skat, has completed the audit of the Company’s subsidiary in Denmark for the year ended December 31, 2004 without any adjustment.

Minority interest in income of consolidated subsidiaries

	Years Ended December 31,
	2006	2005	Change	% change

Minority interest in loss of consolidated subsidiaries	$49,000	$62,000	$(13,000)	(21)%
As % of net sales	0%	0%

Minority interest in loss of consolidated entities for the year ended December 31, 2006 decreased by approximately $13,000, or 21%, compared with the year ended December 31, 2005. Minority interest in loss of consolidated subsidiaries represented net loss allocated to minority shareholders’ interest in RAE Beijing and majority shareholders’ interest in RAE France. The reduction in minority interest in loss of consolidated entities was due to improved profitability at RAE Beijing and RAE France. Partially offsetting that reduction was the decrease in minority ownership that resulted from the Company’s increase in ownership of RAE Beijing from 64% to 96% in July 2006.

Comparison of Years Ended December 31, 2005 and 2004

Certain 2005 and 2004 numbers have been reclassified in order to comply with 2006 presentation. These reclassification adjustments do not have an impact on net income or loss for the year.

Total Net Sales

	Years Ended December 31,
	2005	2004	Change	% change

Net sales	$60,293,000	$45,540,000	$14,753,000	32%

Net sales increased by $14.8 million for the year ended December 31, 2005, from the year ended December 31, 2004. The increase was primarily due to higher sales reported by RAE Beijing of $10.1 million, which included twelve months of sales during 2005 as compared with seven months of sales for 2004, partially offset by a decrease in sales of $1.4 million, as other affiliates in China transferred sales responsibility to RAE Beijing for RAE products in China. Also, sales increased by $6.1 million in the Americas and Europe from sales of patented photoionization detection and wireless products. Overall non-Americas sales increased by $10.6 million in 2005 from 2004 to 44% of total revenue compared with 34% of the total revenue in 2004. The non-Americas sales growth was also impacted favorably as a result of RAE Beijing being included in the consolidated sales results for twelve months during the year ended December 31, 2005, as compared with seven months for the year ended December 31, 2004.

Cost of Sales & Gross Profit

	Years Ended December 31,
	2005	2004	Change	% change

Cost of sales	$24,690,000	$18,517,000	$6,173,000	33%
Gross profit	$35,603,000	$27,023,000	$8,580,000	32%
Gross profit as % of net sales	59%	59%

Cost of sales excluding RAE Beijing was $14.5 million for the year ended December 31, 2005, as compared with $13.9 million for the year ended December 31, 2004, an increase of $0.6 million. Cost of sales excluding the impact of RAE Beijing increased due to a 12% increase in the sales volume between the years 2005 and 2004 partially offset by cost improvements from the volume increases and manufacturing efficiencies. Cost of sales for RAE Beijing increased to $10.2 million for the year ended December 31, 2005, from $4.6 million for the year ended December 31, 2004, primarily as a result of sales volume increases, which were partially offset by improved costs as a result of increased volume. Gross profit, excluding RAE Beijing, was $27.8 million and $23.7 million for the years ended December 31, 2005 and 2004, respectively. Gross profit excluding RAE Beijing increased due to higher sales of our integrated systems and patented photoionization detection products and from improved costs as a result of higher volumes and manufacturing efficiencies. Gross profit as a percentage of sales for the year ended December 31, 2005, was the same 59% as for the year-ended December 31, 2004, as the increase in lower margin distribution and installation business at RAE Beijing was offset by the favorable impact of higher volumes and manufacturing efficiencies on our overall product costs.

Sales and Marketing Expense

	Years Ended December 31,
	2005	2004	Change	% change

Sales and marketing	$16,835,000	$10,583,000	$6,252,000	59%
As % of net sales	28%	23%

Sales and marketing expenses increased by $6.3 million during the year ended December 31, 2005, as compared with the year ended December 31, 2004. Approximately $3.9 million of the increase was attributable to an increase in RAE Beijing sales and marketing expenses, which included twelve months of expenses during 2005 as compared with seven months of expenses for 2004 as well as from higher infrastructure costs to support RAE Beijing’s growth. Sales and marketing expenses also increased by $1.9 million to support increased sales in the Americas and Europe, $0.3 million for external commissions paid primarily to support the sale of integrated systems products and approximately $0.2 million for severance expense.

Research and Development Expense

	Years Ended December 31,
	2005	2004	Change	% change

Research and development	$5,414,000	$4,383,000	$1,031,000	24%
As % of net sales	9%	10%

Research and development expenses increased by $1.0 million during the year ended December 31, 2005, as compared with the year ended December 31, 2004. The higher spending was largely the result of increased spending at RAE Beijing of $0.6 million for twelve months of expenses included in 2005 results compared with seven months of expenses in the 2004, as well as from increases to R&D personnel related expenses at RAE Beijing. The remaining $0.4 million increase was mainly the result of increases to R&D personnel in Shanghai to support new product development.

General and Administrative Expense

	Years Ended December 31,
	2005	2004	Change	% change

General and administrative	$12,915,000	$8,543,000	$4,372,000	51%
As % of net sales	21%	19%

General and administrative (G&A) expenses increased by $4.4 million during the year ended December 31, 2005, as compared with the year ended December 31, 2004. The increase was primarily the result of $1.3 million of additional expenses at RAE Beijing, primarily due to the inclusion of twelve months of expenses in 2005 compared with seven months for 2004, as well as increases in G&A personnel related expenses to support RAE Beijing’s growth. We also experienced increases across the Company in audit and Sarbanes-Oxley certification costs ($0.9 million), legal fees ($0.6 million), and amortization of stock options and warrants ($0.5 million). The remaining amount of $1.1 million was for additional infrastructure and personnel to support increased sales growth in all other units.

Loss on Abandonment of Lease

	Years Ended December 31,
	2005	2004	Change	% change

Loss on abandonment of lease	$2,027,000	$—	$2,027,000	100%
As % of net sales	3%	0%

The loss on abandonment of lease cost of approximately $2.0 million in 2005 was associated with our abandonment of our former United States headquarters and manufacturing lease site in Sunnyvale, California. We completed our move to a larger headquarters and United States manufacturing facility during the second quarter of 2005 to support our sales growth.

Other Income (Expense)

	Years Ended December 31,
	2005	2004	Change	% change

Interest income	$641,000	$333,000	$308,000	92%
Interest expense	(180,000)	(17,000)	(163,000)	959%
Other, net	25,000	194,000	(169,000)	(87)%
Equity in loss of unconsolidated affiliate	(196,000)	(353,000)	157,000	(44)%

Total	$290,000	$157,000	$133,000	85%

As % of net sales	0%	0%

Total other income (expense) improved profits by $133,000 for the year ended December 31, 2005, as compared with the year ended December 31, 2004. The increase was the result of increased interest income of $308,000, largely from increased interest rates earned on our cash and investments. Equity in loss from an unconsolidated affiliate also improved by $157,000, compared with 2004, mainly as a result of lower operating losses at our Renex affiliate during the year ended December 31, 2005. Partially offsetting those items was a decline of $169,000 in other income as we received a consulting payment of $137,000 in 2004 from a sales affiliate in China that is no longer operating and an increase of interest expense of $163,000, primarily from $126,000 from the amortization of discount to interest expense related to RAE Beijing notes payable.

Income Taxes

	Years Ended December 31,
	2005	2004	Change	% change

Income tax benefit (expense)	$(477,000)	$983,000	$(1,460,000)	(149)%
As % of (loss) income before income taxes, minority interest and cumulative effect on change in accounting principle	(37%)	27%

Income tax expense decreased by $1.5 million for the year ended December 31, 2005, compared with the year ended December 31, 2004. Our effective tax rate was a 37% benefit in 2005 and a 27% tax provision in 2004, respectively. The tax benefit is primarily from the operating losses which were largely the result of the abandonment of the lease on our former Sunnyvale headquarters and research and development tax credits.

Minority interest in income of consolidated subsidiaries

	Years Ended December 31,
	2005	2004	Change	% change

Minority interest in loss (income) of consolidated subsidiaries	$62,000	$(353,000)	$415,000	(118)%
As % of net sales	0%	(1)%

For the year ended December 31, 2005, we recognized $62,000 in net loss of consolidated subsidiaries allocated to minority interest, which related mainly to the 36% minority interest’s share in RAE Beijing losses partially offset by the 51% owners share in income of our French subsidiary. During the year ended December 31, 2004, our minority partners share in profits was $353,000 representing the 36% minority interest’s share in profits at RAE Beijing and our 51% majority investors share in RAE France.

Liquidity and Capital Resources

To date, we have financed our operations primarily through bank borrowings, revenues from operations and proceeds from the issuance of equity securities. As of December 31, 2006, we had $21,367,000 in cash and investments compared with $29,488,000 on December 31, 2005. The $8,121,000 million year-over-year reduction in the Company’s cash and investments was primarily due to business acquisitions of $7,439,000 and investments in property and equipment of $2,235,000, which was partially offset by net cash provided by operating activities of $1,051,000 and cash provided by financing activities of $230,000. On December 31, 2006, we had $36,641,000 in working capital (current assets less current liabilities) and a current ratio (ratio of current assets to current liabilities) of 2.6 to 1.0 compared to working capital of $41,366,000 and a current ratio of 3.9 to 1.0 on December 31, 2005.

On March 14, 2007, the Company signed a one year $15 million revolving credit agreement, which is available to help fund future growth and expansion. The agreement provides for borrowings up to $7 million based on a blanket security interest in the Company’s assets. An additional $8 million of borrowing will be available based on a percentage of qualifying assets. The Company is required to comply with certain bank specific reporting requirements whenever borrowings against the line of credit exceed $3 million, in addition to the on-going requirement to submit quarterly financial statements. The Company is in full compliance with all of the borrowing requirements, including certain financial covenants, and as such, has the full line available. At present, there are no outstanding amounts under the line of credit agreement.

We believe our existing balances of cash and cash equivalents, together with cash generated from product sales, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and future results of operations. Any future financing we may require may be unavailable on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or could prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our stockholders.

Summary of the Consolidated Statements of Cash Flows for the years 2006, 2005 and 2004 are as follows:

	Year Ended December 31,
	2006	2005	2004

Net cash provided by (used in):
Operating activities	$1,051,000	$1,368,000	$3,207,000
Investing activities	3,025,000	(9,562,000)	(21,009,000)
Financing activities	230,000	108,000	31,816,000
Effect of exchange rate changes on cash and cash equivalents	289,000	44,000	40,000

Net increase (decrease) in cash and cash equivalents	$4,595,000	$(8,042,000)	$14,054,000

Operating Activities

For the year ended December 31, 2006, net cash provided by operating activities was $1,051,000 which exceeded our net loss of $(1,529,000) primarily for two reasons:

1. Non-cash charges to our net income were approximately $4,672,000. The non-cash adjustments to net income resulted primarily from depreciation and amortization of long-lived assets of $3,189,000, compensation expense of fair value accounting for stock options of $1,620,000, other reserve and non-cash adjustments to the Company’s net income of approximately $1,043,000, partially offset by an adjustment to the Company’s deferred income taxes of $1,180,000.

2. The positive effect of the non-cash adjustments described in item 1 above, for the year 2006, was offset by an increased investment in working capital of $2,092,000. The increase in working capital was primarily the result of increased sales in Asia, which has a longer average collection period for accounts receivable than sales in the United States, partially offset by higher payables related to the increased volume in December 2006.

For the year ended December 31, 2005, net cash provided by operating activities was $1,368,000 which exceeded our net loss of $(759,000) primarily for two reasons:

1. Non-cash charges to our net income were approximately $5,397,000. The non-cash adjustments to net income resulted primarily from depreciation and amortization of long-lived assets of $2,143,000, the reserve amounts to cover the anticipated payment to the landlord of the Sunnyvale, California, headquarters building of $2,027,000 which was abandoned when the Company purchased its headquarters building in San Jose, California, compensation expense of fair value accounting for stock options of $1,970,000, other reserve and non-cash adjustments to the Company’s net income of approximately $1,182,000, partially offset by an adjustment to the Company’s deferred income taxes of $1,925,000.

2. The positive effect of the non-cash adjustments described in item 1 above, for the year 2005, was partially offset by an increased investment in working capital of $3,270,000, which was comprised primarily of increases in accounts receivable and inventory related to increased sales levels and the continued growth of the business in Asia.

For the year ended December 31, 2004, net cash provided by operating activities was $3,207,000, which exceeded our net income of $2,335,000 for two reasons:

1. Non-cash charges to our net income was $4,414,000 of which $2,445,000 comprised of stock option expense and stock option income tax benefits; depreciation and amortization of $991,000 and other non-cash adjustments of $1,788,000, partially offset by deferred income taxes of $810,000.

2. There was an increase in working capital of $3,542,000 primarily as a result of the inclusion of RAE Beijing in our balance sheet in 2004.

Investing Activities

Net cash provided (used) in investing activities during the years ended December 31, 2006, 2005 and 2004 amounted to $3,025,000, ($9,562,000) and ($21,009,000), respectively.

During 2006, the proceeds from investing activities contributed $3,025,000 to cash. The increase consisted primarily of $12,699,000 in net proceeds from the sale of investments and the maturity of investments. The net proceeds were partially offset by investments of $7,439,000 used for business acquisitions. Of the acquisitions approximately $4,850,000 was invested to increase our stake in RAE Beijing from 64% to 96%, $2,100,000 to acquire the assets of Aegison Corporation and $467,000 to acquire certain assets of Tianjin Securay Technology Co Ltd. In addition, $2,235,000 was used for the acquisition of property and equipment.

During 2005, there was an increase in investing activities that reduced cash available to business operations by $9,562,000. The cash reduction resulting from increased investing activities during 2005, which was primarily the result of $4,855,000 being used for acquisition of property and equipment related to existing businesses and a net increase of investments of surplus cash held by the Company of approximately $4,707,000.

During 2004, there was an increase in investing activities that reduced cash available to business operations by $21,009,000. The cash reduction resulting from increased investing activities during 2004 was primarily due to $9,273,000 that was invested in property, including $5,000,000 for a new headquarters and manufacturing facilities in the United States. In addition, the Company had a net increase of investments of $11,245,000 and other cash used in investing activities of $491,000.

Financing activities

Net cash provided by financing activities during the years ended December 31, 2006, 2005 and 2004 amounted to $230,000, $108,000 and $31,816,000, respectively.

The net cash provided by financing activities for 2006 and 2005 was mainly from the proceeds from the exercise of stock options and warrants.

The net cash of $31.8 million provided in 2004 was primarily the result of a public offering of 8,050,000 shares of common stock at $4.25 per share less the applicable discount.

Commitments and Contingencies

Operating leases

The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the years ended December 31, 2006, 2005 and 2004 was $654,000, $624,000 and $809,000, respectively. Future minimum lease payments for each of the next five years from 2007 through 2011 and thereafter, excluding the Sunnyvale, California abandoned building lease, as described below, are $947,000, $621,000, $426,000, $378,000, $349,000 and $801,000, respectively.

In December 2004, the Company purchased the property located at 3775 North First Street in San Jose, California. The lease related to our previous headquarters in Sunnyvale, California was written-off as of the second quarter of 2005. The total loss on abandonment of the lease was approximately $2 million. Future discounted lease payments related to the Sunnyvale building have been included in accrued expenses totaling $478,000 and other long term liabilities totaling $1,000,000 at December 31, 2006. Future minimum lease payments for each of the next three years from 2007 through 2009 are $528,000, $627,000 and $556,000, respectively. The discount rate used was 4.85% and the liability was not reduced for any anticipated future sublease income. Based upon broker estimates of current real estate market conditions and other factors, it was considered more likely than not that any potential sublease income would be offset by brokerage, refurbishment and other costs to make the facility ready for a sublease.

Purchase obligations

The Company has agreements with suppliers and other parties to purchase inventories and other goods and services. The Company estimated its non-cancelable obligations under these agreements for the next three years from 2007 through 2009 to be approximately $3,844,000, $244,000 and $230,000, respectively. There are no non-cancelable obligations after 2009. All non-cancelable obligations related to inventories are expected to be delivered within the next 12 months. The Company periodically reviews the carrying value of its inventories and non-cancelable purchase commitments by evaluating material usage requirements and forecasts and estimates inventory obsolescence, excess quantities and any expected losses on purchase commitments. The Company may record charges to write-down inventory due to excess, obsolete and slow-moving inventory and lower-of-cost or market based on an analysis of the impact of changes in technology, estimates of future sales volumes and market value estimates. There was no loss accrued related to current purchase obligations. However, any additional future write-downs of inventories or loss accrued on inventory purchase commitments, if any, due to market conditions, may negatively affect gross margins in future periods.

In December 2006, RAE Fushun entered into an agreement with Fushun Economic Development Zone Administration to purchase a land use right for approximately $446,000. The land use right will be used to construct RAE Fushun’s new manufacturing and administrative facility. The construction is expected to begin prior to June 2007.

Guarantees

The Company is permitted under Delaware law and in accordance with its Bylaws to indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. To date the Company has not incurred any losses under these agreements.

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

Product Warranties

The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. At December 31, 2006 and 2005, the warranty reserve recorded in accrued expenses was $553,000 and $377,000, respectively.

Summary of Obligations

The following table quantifies our known contractual obligations in tabular form as of December 31, 2006:

	Total	2007	2008	2009	2010	2011	Thereafter

Contractual obligations:
Operating lease obligations	$5,233,000	$1,475,000	$1,248,000	$982,000	$378,000	$349,000	$801,000
Purchase obligations	4,764,000	4,290,000	244,000	230,000	—	—	—
Notes payable — related parties	4,779,000	859,000	257,000	1,756,000	967,000	940,000	—

Total	$14,776,000	$6,624,000	$1,749,000	$2,968,000	$1,345,000	$1,289,000	$801,000

Related Party Transactions

In conjunction with the original and subsequent additional investment in RAE Beijing, unsecured note payables were established for the previous RAE Beijing shareholders as part of the purchase price agreement in May 2004 and July 2006. As of December 31, 2006 and December 31, 2005, $822,000 and $759,000, respectively, was included in notes payable — related parties and $3,222,000 and $821,000, respectively, was included in long term notes payable — related parties.

The notes issued in conjunction with the original RAE Beijing purchase in May 2004 were non-interest bearing and were recorded at net present value using a discount rate of 5.5%. In conjunction with the additional investment in RAE Beijing in July 2006, 11.0 million shares of preferred stock were issued to four shareholders of RAE Beijing. In accordance with the Financial Accounting Standards Board Statements No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, (“FAS 150”), these preferred shares were classified as liabilities and were recorded as long-term notes payable — related parties. Although, these preferred shares bear a dividend yield rate of 3% per annum, the notes payable were discounted using a market interest rate of 6.48%.

Included in the current portion of notes payable is a sum of $448,000 due on demand after December 31, 2006. In addition, the future payment plan for each of the years from 2007 through 2011 is $411,000, $257,000, $1,756,000, $967,000 and $940,000, respectively.

The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary and bonus of $103,000 and $96,000 for 2006 and 2005, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions regarding Ms. Chen are performed in the same manner as other U.S. employees, with Robert Chen the final approval signatory on compensation recommendations.

On January 14, 2006, Lien Chen and Sandy Hsi, the wife of our Chief Technology Officer, Peter C. Hsi, signed a promissory note to lend $200,000 to Aegison Corporation at an interest rate of 10% per year. On July 11, 2006, the Company purchased the assets, including two pending patents, of Aegison Corporation for a total purchase price of $2 million in cash. At such time, the promissory note held by Lien Chen and Sandy Hsi was repaid by Aegison Corporation.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for us on January 1, 2007. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and as a result, is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion analyzes our disclosure to market risk related to concentration of credit risk, changes in interest rates and foreign currency exchange rates.

Concentration of Credit Risk

Currently, we have cash and cash equivalents deposited with one large United States financial institution, one large Hong Kong financial institution, three large Shanghai financial institutions, one local Beijing financial institutions, two large Beijing financial institutions and one large Danish financial institution. Our deposits may exceed the amount of insurance available to cover such deposits. To date, we have not experienced any losses of deposits of cash and cash equivalents. Management regularly reviews our deposit amounts and the credit worthiness of the financial institution which hold our deposits.

Interest Rate Risk

As of December 31, 2006, we had cash, cash equivalents and short term investments of $21.4 million consisting of cash and highly liquid short-term investments. As a result of our 2006 investment commitments and in accordance with Financial Accounting Standard 115, “Accounting for Certain Investments in Debt and Equity,” the Company changed the classification of its investments from “held-to-maturity” to “available-for-sale.” The resulting fair-value calculation of the Company’s investments led to a nominal net decrease in carrying value of the investments in 2006. In addition, changes to interest rates over time may reduce or increase our interest income from our short-term investments. If, for example, there is a hypothetical 150 (basis points, 1.5%) bps change in the interest rates in the United States, the approximate impact on our cash and short-term investments would be $97,000.

Foreign Currency Exchange Rate Risk

For the year ended December 31, 2006, a substantial portion of our recognized revenue was denominated in U.S. dollars generated primarily from customers in the Americas (49%). Revenue generated from our European operations (13%)was primarily in Euros, revenue generated by our Asia operations (38%)was primarily in the Renminbi (“RMB”). We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Since January 2006, our operations in China have been affected by currency fluctuations due to an approximate 3.1% appreciation of the RMB relative to the U.S. dollar.

Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on low-cost intellectual property and efficiency in supply-chain management. In 2004 and 2006, we made a strategic investment in China with the acquisition of a 96% interest in RAE Bejing, a Beijing-based manufacturer and distributor of environmental safety and security equipment. We also formed RAE Coal Mine Safety Instruments (Fushun) Co., Ltd., in late 2006 to capitalize on increase in demand for safety equipment in the energy sector in China. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the U.S. dollar and other currencies. If, for example, in 2006 there was a hypothetical 10% change in the RMB relative to the U.S. dollar, the approximate impact on our profits would have been approximately $536,000 for the 2006 fiscal year. Were the currencies in all other countries in Europe and Asia where we have operations to change in unison with the RMB by a hypothetical 10% against the U.S. dollar the approximate impact on our profits would be approximately $151,000 for the 2006 fiscal year. The reduction in the impact of the RMB is due to the offset of changes in reported net sales in our other units resulting from changes in those countries local currencies.

Furthermore, to the extent that we engage in international sales denominated in U.S. dollars in countries other than China, any fluctuation in the value of the U.S. dollar relative to foreign currencies could affect our competitive position in the international markets. Although we would continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot be certain that exchange rate fluctuations will not adversely affect our financial results in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements included in this report beginning on page F-1 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

RAE Systems, Inc. (the “Company”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2006 the Company’s disclosure controls and procedures were not effective due to the discovery of a material weakness in the Company’s internal control over financial reporting, as described below under “Management’s Report on Internal Control over Financial Reporting.”

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States.

Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of RAE Coal Mine Safety Instruments (Fushun) Co., Ltd. (“RAE Fushun”), which was acquired on December 10, 2006, and which is included in our consolidated balance sheet as of December 31, 2006. RAE Fushun constituted 21% of total assets as of December 31, 2006. The operations of RAE Fushun are not being reflected in consolidated financial statements until January 2007. Our management did not assess the effectiveness of internal control over financial reporting of RAE Fushun because of the timing of the acquisition, which was completed in December 2006. Based on the results of this assessment, our management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006 due to the discovery of a material weakness. In evaluating the Company’s internal control over financial reporting as of December 31, 2006, management concluded that the Company’s controls that ensure financial information from its Chinese subsidiaries has been properly adjusted from a local statutory basis to reflect Generally Accepted Accounting Principles in the United States of America (“US GAAP”) for inclusion in the worldwide consolidated financial statements, failed to detect certain adjustments arising out of an audit conducted by the Company’s independent registered public accounting firm. Principally, the Company failed to detect adjustments relating to: depreciation on property and equipment, inventory reserves and certain balance sheet reclassifications. As a result of these failures, management concluded that the controls that ensure information from its Chinese subsidiaries has been properly adjusted to US GAAP for inclusion in the consolidated financial statements were inadequate, and as a result, there existed as of December 31, 2006 a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements could occur and not be prevented or detected.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31,2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weakness Identified by Management as of December 31, 2006

As described above, management identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2006 relating to assurance that information from its Chinese subsidiaries has been properly adjusted to US GAAP for inclusion in its annual or interim financial statements. As a consequence, beginning with the first quarter of 2007, management of the Company initiated steps to implement a number of compensating controls and remediation measures to improve the level of assurance to ensure that the information from its Chinese subsidiaries has been properly adjusted to US GAAP. These controls include:

•	Implement in China US GAAP accounting policies for depreciation, inventory reserves and balance sheet classification that are consistent with the Company’s US accounting policy.

•	Provide the Company’s Chinese accounting staff with extended training on the proper implementation of US GAAP accounting policies for depreciation on property and equipment, inventory and balance sheet classification of assets and liabilities.

•	Implementation of specific accounting procedures and templates for calculating and reporting depreciation, reserves and balance sheet classifications.

•	The corporate controller and chief financial officer shall conduct extensive quarterly reviews of financial records of the Company’s Chinese operations.

•	Assess the requirement to hire additional US GAAP trained accounting personnel in China.

Management believes the additional temporary reviews and monitoring procedures instituted by the Company in the first quarter of 2007 have mitigated the control deficiencies with respect to the preparation of this annual report on Form 10-K.

Remediation of Material Weaknesses Identified by Management as of December 31, 2005

As December 31, 2005, management identified three material weaknesses in the Company’s annual report on Form 10-K for the fiscal year ending December 31, 2005 under Part II, Item 9A, “Controls and Procedures.” Management disclosed its progress remediating the material weaknesses identified as of December 31, 2005, in the Company’s annual report on Form 10-K for the fiscal year ending December 31, 2005, plus updates were filed each quarter on the Form 10-Q under Item 4 Controls and Procedures. As of December 31, 2006, management of the Company concluded that these previously identified material weaknesses in the Company’s internal control over financial reporting had been remediated. However, as stated in the “Management’s Report on Internal Control over Financial Reporting,” which accompanies this annual report on Form 10-K for the fiscal year ended December 31, 2006, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006 due to the discovery of a material weakness relating to assurance that information from its Chinese subsidiaries has been properly adjusted to US GAAP for inclusion in its annual or interim financial statements.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Stockholders of RAE Systems Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that RAE Systems Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effects of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RAE Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of RAE Coal Mine Safety Instruments (Fushun) Co., Ltd. (“RAE Fushun”), which was acquired on December 10, 2006, and which is included in the consolidated balance sheet of the Company as of December 31, 2006. RAE Fushun constituted 21% of total assets as of December 31, 2006. The operations of RAE Fushun are not being reflected in consolidated financial statements until January 2007. Management did not assess the effectiveness of internal control over financial reporting of RAE Fushun because of the timing of the acquisition, which was completed in December 2006. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of RAE Fushun.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

The Company’s controls that ensure that financial information from its Chinese subsidiaries has been properly adjusted from a local statutory basis to reflect Accounting Principles Generally Accepted in the United States of America (“US GAAP”) for inclusion in the worldwide consolidated financial statements failed to detect certain adjustments arising out of the integrated audit principally relating to: depreciation on property and equipment, inventory reserves and certain balance sheet reclassifications. Due to these failures management has concluded that controls that ensure that information from its Chinese subsidiaries has been properly adjusted to US GAAP for inclusion in the consolidation are inadequate and as a result there existed as of December 31, 2006, a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements could occur and not be prevented or detected.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of RAE Systems Inc.’s consolidated financial statements as of and for the year ended December 31, 2006, and this report does not affect our report dated March 16, 2007 on those consolidated financial statements.

In our opinion, management’s assessment that RAE Systems Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, RAE Systems Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements regarding corrective actions taken by the Company after December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of RAE Systems Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

San Jose, California
March 16, 2007

ITEM 9B.	OTHER INFORMATION.

On March 14, 2007, the Company signed a one year $15 million revolving credit agreement, which is available to help fund future growth and expansion. The agreement provides for borrowings up to $7 million based on a blanket security interest in the Company’s assets. An additional $8 million of borrowing will be available based on a percentage of qualifying assets. The Company is required to comply with certain bank specific reporting requirements whenever borrowings against the line of credit exceed $3 million, in addition to the on-going requirement to submit quarterly financial statements. The Company is in full compliance with all of the borrowing requirements, including certain financial covenants, and as such, has the full line available. At present, there are no outstanding amounts under the line of credit agreement.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

The information required by this item regarding (a) the Company’s directors, (b) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended and (c) the Company’s Code of Conduct and Ethics is incorporated herein by reference from the information provided under the headings “Proposal No. 1 — Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct and Ethics” of the Proxy Statement for our 2007 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item, which will be set forth in our Proxy Statement for our 2007 Annual Meeting of Stockholders under the caption “Executive Compensation and Other Matters”, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item, which will be set forth in our Proxy Statement for our 2007 Annual Meeting of Stockholders under the caption “Stock Ownership of Certain Beneficial Owners and Management”, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item, which will be set forth in our Proxy Statement for our 2007 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions”, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item, which will be set forth in our Proxy Statement for our 2007 Annual Meeting of Stockholders under the heading “Proposal No. 2 — Ratification of Appointment of Independent Auditors”, is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements

See the index of the Consolidated Financial Statements of this Form 10-K.

(2) Financial Statement Schedules

Schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3) Exhibits

See Index to Exhibits on page 49 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2007.

RAE SYSTEMS INC.

By:	/s/ Robert I. Chen
Robert I. Chen
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert I. Chen and Randall Gausman, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert I. Chen Robert I. Chen	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2007

/s/ Randall Gausman Randall Gausman	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Peter C. Hsi Peter C. Hsi	Chief Technology Officer, Vice President of Emerging Technologies Development and Director	March 16, 2007

/s/ Lyle D. Feisel Lyle D. Feisel	Director	March 16, 2007

/s/ Neil W. Flanzraich Neil W. Flanzraich	Director	March 16, 2007

/s/ Sigrun Hjelmquist Sigrun Hjelmquist	Director	March 16, 2007

/s/ A. Marvin Strait A. Marvin Strait	Director	March 16, 2007

/s/ James W. Power James W. Power	Director	March 16, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of Registrant(1)
3.2	Bylaws of Registrant(1)
4.1	Specimen certificate representing the common stock of Registrant(1)
10.0	Purchase and Sale Agreement dated November 1, 2004 by and between RAE Systems Inc. and CarrAmerica Realty Operating Partnership, L.P.(2)
10.1	Form of Indemnity Agreement between the Registrant and the Registrant’s directors and officers(1)
10.2	RAE Systems Inc. 2002 Stock Option Plan(1)
10.3	RAE Systems Inc. 1993 Stock Plan(1)
10.4	Form of Stock Option Agreement under the Registrant’s 2002 Stock option Plan(4)
10.5	Lease Agreement by and between Aetna Life Insurance Company and the Registrant dated June 1, 1999(1)
10.6	First Amendment to Lease by and between Moffett Office Park Investors LLC and the Registrant dated effective November 1, 2002 amending Lease Agreement between Aetna Life Insurance Company and the Registrant dated June 1, 1999(3)
10.7	Manufacturing Building Lease Agreement by and between Shanghai China Academic Science High Tech Industrial Park Development Co., Ltd. and RAE Systems(Asia), Ltd., incorporated in Hong Kong, dated September 15, 2001(1)
10.8	Lease Agreement by and between Shanghai Institute of Metallurgy Research, Chinese Academy of Sciences and WARAE Instrument(Shanghai) Incorporated, incorporated in Jiading, Shanghai, dated January 8, 1999(1)
10.9	Form of Share Transfer Agreement by and between RAE-KLH shareholders and RAE Systems Asia(Hong Kong) Ltd.(5)
10.10	Separation Agreement and General Release of Claims by and between Donald W. Morgan and the Registrant dated August 8, 2006(6)
10.11	RAE System’s Inc. Management Incentive Plan(7)
10.12	Employment Offer Letter by and between Randall Gausman and the Registrant dated October 17, 2006 (8)
10.13	Loan and Security Agreement dated as of March 14, 2007 between Silicon Valley Bank and the Registrant(9)
10.14	Joint Venture Agreement by and between Lioaning Coal Industry Group Co., Ltd. and RAE Systems (Asia), Ltd. dated December 10, 2006(9)
21.1	Subsidiaries of the Registrant(9)
23.1	Consent of BDO Seidman, LLP(9)
24.1	Power of Attorney(9) (included on signature page)
31.1	Certifications of Robert I. Chen, President and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(9)
31.2	Certifications of Randall Gausman, Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(9)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, for the quarter ended March 31, 2002 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on November 2, 2004 and incorporated herein by reference.

(3)	Previously filed on February 28, 2003 as an exhibit to the Registrant’s annual report on Form 10-K, for the year ended December 31, 2002 and incorporated herein by reference.

(4)	Previously filed on March 31, 2006 as an exhibit to the Registrant’s annual report on Form 10-K, for the year ended December 31, 2005 and incorporated herein by reference.

(5)	Previously filed on August 8, 2006 as an exhibit to the Registrant’s quarterly report on Form 10-Q, for the quarter ended June 30, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on August 8, 2006 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on August 16, 2006 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on October 18, 2006 and incorporated herein by reference.

(9)	Filed herewith.

RAE Systems Inc.

Consolidated Financial Statements
As of December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
RAE Systems Inc.

We have audited the accompanying consolidated balance sheets of RAE Systems Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAE Systems Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, effective on January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RAE Systems, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting due to the existence of a material weakness.

/s/  BDO Seidman, LLP

San Jose, California
March 16, 2007

RAE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$18,119,000	$13,524,000
Short-term investments	3,248,000	14,348,000
Trade notes receivable	1,977,000	1,087,000
Accounts receivable, net of allowance for doubtful accounts of $843,000 and $963,000 at December 31, 2006 and 2005, respectively	16,966,000	11,707,000
Accounts receivable from affiliate	154,000	84,000
Inventories, net	15,382,000	9,477,000
Prepaid expenses and other current assets	3,498,000	2,773,000
Deferred tax assets	935,000	2,869,000

Total Current Assets	60,279,000	55,869,000

Property and Equipment, net	15,120,000	14,911,000
Long Term Investments	—	1,616,000
Intangible Assets, net	5,304,000	1,782,000
Goodwill	3,760,000	136,000
Long Term Deferred Tax Assets	3,402,000	634,000
Deposits and Other Assets	648,000	867,000
Acquisition in Progress	820,000	—
Investment in Unconsolidated Affiliate	420,000	449,000

Total Assets	$89,753,000	$76,264,000

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED ENTITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,187,000	$3,979,000
Accounts payable to affiliate	360,000	—
Payable to Fushun shareholder	3,926,000	—
Accrued liabilities	8,793,000	7,329,000
Notes payable — related parties	822,000	759,000
Income taxes payable	520,000	407,000
Current portion of deferred revenue	2,030,000	2,029,000

Total Current Liabilities	23,638,000	14,503,000

Deferred Revenue, net of current portion	736,000	296,000
Deferred Tax Liabilities	438,000	379,000
Other Long Term Liabilities	1,045,000	1,466,000
Long Term Notes Payable — Related Parties	3,222,000	821,000

Total Liabilities	29,079,000	17,465,000

Commitments and Contingencies
Minority Interest in Consolidated Entities	4,495,000	4,226,000
Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 59,274,596 and 57,837,843 shares issued and outstanding at December 31, 2006 and 2005, respectively	59,000	58,000
Additional paid-in capital	58,828,000	56,629,000
Accumulated other comprehensive income	1,245,000	310,000
Accumulated deficit	(3,953,000)	(2,424,000)

Total Shareholders’ Equity	56,179,000	54,573,000

Total Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity	$89,753,000	$76,264,000

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

Net Sales	$67,986,000	$60,293,000	$45,540,000
Cost of Sales	32,251,000	24,690,000	18,517,000

Gross Profit	35,735,000	35,603,000	27,023,000

Operating Expenses:
Sales and marketing	19,277,000	16,835,000	10,583,000
Research and development	6,234,000	5,414,000	4,383,000
General and administrative	13,338,000	12,915,000	8,543,000
Loss on abandonment of lease	—	2,027,000	—

Total Operating Expenses	38,849,000	37,191,000	23,509,000

Operating (Loss) Income	(3,114,000)	(1,588,000)	3,514,000

Other Income (Expense):
Interest income	782,000	641,000	333,000
Interest expense	(249,000)	(180,000)	(17,000)
Other, net	232,000	25,000	194,000
Equity in (loss) of unconsolidated affiliate	(194,000)	(196,000)	(353,000)

Total Other Income	571,000	290,000	157,000

(Loss) Income Before Income Taxes and Minority Interest	(2,543,000)	(1,298,000)	3,671,000
Income tax (benefit) expense	(965,000)	(477,000)	983,000

(Loss) Income Before Minority Interest	(1,578,000)	(821,000)	2,688,000
Minority interest in loss (income) of consolidated subsidiaries	49,000	62,000	(353,000)

Net (Loss) Income	$(1,529,000)	$(759,000)	$2,335,000

Basic (Loss) Income Per Common Share	$(0.03)	$(0.01)	$0.04

Diluted (Loss) Income Per Common Share	$(0.03)	$(0.01)	$0.04

Weighted average common shares outstanding — Basic	58,424,970	57,687,714	55,809,638
Dilutive effect of employee stock plans	—	—	4,326,054

Weighted average common shares outstanding — Diluted	58,424,970	57,687,714	60,135,692

See accompanying notes to consolidated financial statements.

RAE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balances, December 31, 2003	46,824,626	$47,000	$18,753,000	$7,000	$(4,000,000)	$14,807,000
Components of comprehensive income:
Net income	—	—	—	—	2,335,000	2,335,000
Foreign currency translation adjustments	—	—	—	130,000	—	130,000

Total comprehensive income						2,465,000

Issuance of common stock due to exercise of stock options	1,338,471	1,000	618,000	—	—	619,000
Issuance of common stock due to net exercise of warrants	1,039,078	1,000	12,000	—	—	13,000
Proceeds from the sale of common stock, net of offering costs of $370,000	8,050,000	8,000	31,782,000	—	—	31,790,000
Compensation expense under fair value accounting of common stock options	—	—	1,404,000	—	—	1,404,000
Issuance of common stock due to exercise of restricted stock	63,000	—	50,000	—	—	50,000
Tax benefits from exercise of stock options	—	—	1,041,000	—	—	1,041,000

Balances, December 31, 2004	57,315,175	$57,000	$53,660,000	$137,000	$(1,665,000)	$52,189,000
Components of comprehensive (loss):
Net loss	—	—	—	—	(759,000)	(759,000)
Foreign currency translation adjustments	—	—	—	173,000	—	173,000

Total comprehensive loss						(586,000)

Issuance of common stock due to exercise of stock options	522,668	1,000	324,000	—	—	325,000
Compensation expense under fair value accounting of common stock options	—	—	1,970,000	—	—	1,970,000
Adjustment to carrying value of investment in unconsolidated entity	—	—	489,000	—	—	489,000
Tax benefits from exercise of stock options	—	—	186,000	—	—	186,000

Balances, December 31, 2005	57,837,843	$58,000	$56,629,000	$310,000	$(2,424,000)	$54,573,000
Components of comprehensive (loss):
Net loss	—	—	—	—	(1,529,000)	(1,529,000)
Foreign currency translation adjustments	—	—	—	936,000	—	936,000
Unrealized loss on investment, net of tax	—	—	—	(1,000)	—	(1,000)

Total comprehensive loss						(594,000)

Issuance of common stock due to exercise of stock options	1,115,497	1,000	632,000	—	—	633,000
Issuance of common stock due to net exercise of warrants	321,256	—	—	—	—	—
Compensation expense under fair value accounting of common stock options	—	—	1,620,000	—	—	1,620,000
Adjustment to carrying value of investment in unconsolidated entity	—	—	146,000	—	—	146,000
Deficient tax benefit from exercise of stock options	—	—	(199,000)	—	—	(199,000)

Balances, December 31, 2006	59,274,596	$59,000	$58,828,000	$1,245,000	$(3,953,000)	$56,179,000

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year End December 31,
	2006	2005	2004

Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
Net (Loss) Income	$(1,529,000)	$(759,000)	$2,335,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,189,000	2,143,000	991,000
Provision for doubtful accounts	(123,000)	313,000	489,000
Loss on disposal of fixed assets	245,000	41,000	—
Inventory reserve	589,000	439,000	428,000
Compensation expense under fair value accounting of common stock options	1,620,000	1,970,000	1,404,000
Common stock warrants granted for services	—	69,000	165,000
Equity in loss of unconsolidated affiliate	194,000	196,000	353,000
Minority interest in loss of consolidated subsidiary	(49,000)	(62,000)	353,000
Tax benefits from exercise of stock options	—	186,000	1,041,000
Deferred income taxes	(1,180,000)	(1,925,000)	(810,000)
Loss on abandonment of lease	—	2,027,000	—
Amortization of discount on notes payable	187,000	—	—
Changes in operating assets and liabilities:	—	—	—
Trade notes receivable	(838,000)	(535,000)	(535,000)
Accounts receivable	(2,729,000)	(2,091,000)	(2,784,000)
Accounts receivable from affiliate	(49,000)	35,000	(119,000)
Inventories	(2,890,000)	(2,026,000)	(2,627,000)
Prepaid expenses and other current assets	565,000	(1,248,000)	(832,000)
Deposit and other	231,000	301,000	5,000
Accounts payable	2,973,000	494,000	1,019,000
Accounts payable to affiliate	335,000	—	(594,000)
Accrued liabilities	1,200,000	1,250,000	3,008,000
Income taxes payable	(823,000)	(13,000)	(580,000)
Deferred revenue	384,000	939,000	439,000
Other long-term liabilities	(451,000)	(376,000)	58,000

Net Cash Provided By Operating Activities	1,051,000	1,368,000	3,207,000

Cash Flows From Investing Activities:
Purchase of investments	(12,615,000)	(16,642,000)	(15,729,000)
Proceeds from maturities of investments	16,801,000	11,935,000	4,484,000
Proceeds from sales prior to maturity of investments	8,513,000	—	—
Purchase of property and equipment	(2,235,000)	(4,855,000)	(9,273,000)
Payments for business acquisitions, net of cash acquired	(7,439,000)	—	—
Proceeds from business acquisition	—	—	377,000
Purchased of intangibles	—	—	(77,000)
Deposits and other	—	—	(791,000)

Net Cash Provided By (Used In) Investing Activities	3,025,000	(9,562,000)	(21,009,000)

Cash Flows From Financing Activities:
Notes payable — related parties	(402,000)	—	(435,000)
Payment on capital lease obligation	—	(217,000)	(122,000)
Proceeds from the exercise of stock options and warrants	632,000	325,000	682,000
Proceeds from the sale of common stock	—	—	32,160,000
Bank borrowing	—	—	(120,000)
Offering cost	—	—	(370,000)
Proceeds from minority shareholder investment	—	—	21,000

Net Cash Provided By Financing Activities	230,000	108,000	31,816,000

Effect of exchange rate changes on cash and cash equivalents	289,000	44,000	40,000

Net Increase (Decrease) in Cash and Cash Equivalents	4,595,000	(8,042,000)	14,054,000
Cash and Cash Equivalents, beginning of period	13,524,000	21,566,000	7,512,000

Cash and Cash Equivalents, end of period	$18,119,000	$13,524,000	$21,566,000

Supplemental Disclosure of Cash Flow Information:
Cash Paid:
Income taxes	$1,084,000	$1,833,000	$726,000
Interest	$6,000	$8,000	$17,000
Noncash Investing and Financing Activities:
Exchange of warrants for common stock	$—	$—	$1,532,000
Capital leases entered into for equipment	$—	$—	$217,000
Notes payable issued in conjunction with RAE Beijing Acquisition	$2,648,000	$—	$—
Acquisitions:
Fair value of assets acquired	$27,352,000	$243,000	$7,890,000
Liabilities assumed	$6,486,000	$243,000	$3,976,000

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

(a)	The Company

RAE Systems Inc. (the “Company” or “RAE”), a Delaware company, develops and manufactures chemical and radiation detection monitors and networks for industrial applications and homeland security. The Company’s products are based on proprietary technology, and include portable, wireless and fixed chemical detection monitors and radiation detectors.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of RAE Systems Inc. and its subsidiaries. The ownership of other interest holders of consolidated subsidiaries is reflected as minority interest. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate the estimates, including those related to our allowance for doubtful accounts, valuation of goodwill and intangible assets, valuation of deferred tax assets, restructuring costs, contingencies, inventory valuation, warranty accrual and the stock compensation expense. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

(d)	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company generally recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions. For non-standard contract terms where title to goods pass at time of delivery (FOB destination), revenue is recognized after the Company has established proof of delivery. Revenues related to services performed under the Company’s extended warranty program represent less than 5% of net revenues in each of 2006, 2005 and 2004 and are recognized as earned based upon contract terms, generally ratable over the term of service. We record project installation work in Asia using the percentage-of-completion method. Installation revenue represents less than 5% of net revenue in 2006, 2005 and 2004. Net revenues include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping fees represent less than 1% of net revenues in each of 2006, 2005 and 2004. Shipping costs are included in cost of goods sold.

(e)	Cash and Cash Equivalents

The Company considers all highly liquid investments having original maturities of 90 days or less to be cash equivalents.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Trade notes receivable are presented to the Company from some of our customers in China as a payment against the outstanding trade receivables. These notes receivable are bank guarantee promissory notes which are non-interest bearing and generally mature within six months.

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

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is provided using the straight — line method over the related estimated useful lives, as follows:

Buildings	20 to 25 years
Equipment	3 to 10 years
Furniture and fixtures	3 to 7 years
Computers and software	3 to 7 years
Automobiles	3 to 5 years
Building improvements	Lesser of useful life or remaining lease term

(i)	Warranty Repairs

The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. The warranty accrual represents the best estimate of the amount necessary to settle future and existing claims on

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts the amounts in accordance with changes in these factors.

(j)	Research and Development

Research and development costs incurred by the Company are expensed as incurred.

(k)	Advertising Costs

The Company expenses the costs of advertising as incurred. During the years ended December 31, 2006, 2005 and 2004, advertising expense was $1,029,000, $1,086,000 and $1,026,000, respectively.

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

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

Our effective tax rates differ from the statutory rates primarily due to foreign earnings taxed at lower rates, foreign losses not benefited, non-deductible stock-based compensation deductions under “Share-Based Payment,” (“FAS 123(R)”) and additional provisions for uncertain tax positions. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our provision for income taxes.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

(m)	Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are no longer to be amortized, but instead are subject to annual impairment tests. The Company periodically evaluates purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. The valuation of intangible assets was based on management’s estimates. Intangible assets with finite useful lives are amortized over the estimated life of each asset.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(n)	Long — Lived Assets

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews its long — lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the Company writes the asset down to its estimated fair value.

(o)	Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash and Cash Equivalents, Accounts Receivable, Trade Notes Receivables, Accounts Receivable from Affiliate, Accounts Payable, Accrued Expenses, Inventory Purchase Obligations:

The carrying amount reported in the balance sheet for these items approximates fair value because of the short maturity of these instruments. In addition, for inventory purchase obligations, the carrying value approximates fair value based on market rates for comparable products.

•	Investments:

The fair value of investments is determined using quoted market prices for those securities or similar financial instruments. Management accounts for its debt investments as available-for-sale.

•	Lines of Credits:

The Company has two lines of credit available for future growth, which in the aggregate total $10 million as of December 31, 2006. We are currently in compliance with the debt financial covenants such as a minimum quick ratio and tangible net worth and non-financial covenants. We have these lines available to us in full. At present, there are no amounts outstanding under these agreements. On March 14, 2007, the Company replaced these lines of credit; please refer to Note 15 Subsequent Events. At present, there are no outstanding amounts under the line of credit agreement.

•	Notes Payable — Related Parties:

Carrying value of notes payable — related parties approximates fair value as the Company has discounted these non interest bearing notes payables at an interest rate commensurate with commercial borrowing rates available to the Company in China.

As of December 31, 2006 and 2005, the fair values of the Company’s financial instruments approximate their historical carrying amounts.

(p)	Translation of Foreign Currencies

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

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q)	Stock-Based Compensation Expense

On January 1, 2003, the Company adopted Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), for the recognition of stock-based compensation cost in its statement of operations. The fair value of each option award was estimated on the date of the grant using the Black-Scholes-Merton valuation method. This fair value was amortized as compensation expense, on a straight line basis, over the requisite service periods of the awards, which was generally the vesting period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123 (Revised 2004), “Share-Based Payment,” (“FAS 123(R)”) where the fair value of each option is adjusted to reflect only those shares that are expected to vest. The Company’s implementation of FAS 123(R) uses the modified-prospective-transition method where the compensation cost related to each unvested option as of January 1, 2006, is recalculated and any necessary adjustment is reported in the first quarter of adoption.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Stock-based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). On January 1, 2006, the Company adopted the simplified method for the computation of the beginning balance of the APIC pool.

Determining Fair Value Valuation and Amortization Method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Fair Value — The fair value of the Company’s stock options granted to employees for the years ended December 31, 2006, 2005 and 2004 was estimated using the following weighted- average assumptions:

December 31	2006	2005	2004

Expect term in years	6	5	5
Volatility	75-79%	103-109%	103-116%
Expected dividend	—	—	—
Risk-free interest rate	5.00%	4.00%	3.25%
Weighted-average fair value	$2.62	$2.80	$4.34

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation for the year ended December 31, 2006, 2005 and 2004 was $1.6 million, $2.0 million and $1.4 million, respectively.

(r)	Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Anti-dilutive shares excluded from diluted earnings per share calculation for 2006, 2005 and 2004 were 2,953,204, 6,765,118 and 3,898,448, respectively.

(s)	Retained Earnings

Included in retained earnings at December 31, 2006 and 2005 were $1.7 million and $1.5 million, respectively, of restricted retained earnings. The Company complies with the Chinese statutory rules regarding profit appropriation and the restricted funds are to be used for specific purposes as defined by the Ministry of Finance Department of China. These funds are not available to the Company for use in operations or distribution.

(t)	Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for us on January 1, 2007. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and as a result, is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

(u)	Segment Reporting

Our operating divisions consist of geographically based entities in the Americas, Asia and Europe. All such operating divisions have similar economic characteristics, as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and accordingly, we operated in one reportable segment for the years ended December 31, 2006, 2005 and 2004.

(v)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Mergers and Acquisitions

RAE Coal Mine Safety Instruments (Fushun) Co., Ltd.

On December 10, 2006, a wholly owned subsidiary of the Company, RAE Systems (Asia) Ltd., (“RAE Asia”) entered into an agreement to form a joint venture with Liaoning Coal Industry Group Co., Ltd. (“Liaoning Group”). The Company and Liaoning Group formed RAE Coal Mine Safety Instruments (Fushun) Co., Ltd., a limited liability company (“RAE Fushun”), under the laws of the People’s Republic of China, with a duration of 50 years. In forming the joint venture with Liaoning Group, the Company obtained control of Fushun Anyi, Ltd. (a wholly owned subsidiary of Liaoning Group) a manufacturer and distributor of coal-mining safety equipment. Fushun Anyi , Ltd., as a separate wholly-owned subsidiary and formerly a division of Liaoning Group has been in the coal mining safety business for over 50 years. The primary reason for the acquisition is to penetrate China’s coal mine safety equipment industry and to capitalize on growth and increases in demand for safety equipment in the coal mining industry.

The joint venture agreement provided that RAE Asia, for its 70% interest in RAE Fushun, would contribute $10.8 million in cash. $2.2 million was due immediately upon formation of RAE Fushun and the remainder payable in installments through December 2007. For its 30% interest in RAE Fushun and a note payable of $3.9 million, Liaoning Group contributed the operating assets of Fushun Anyi, Ltd. with a book value of $8.5 million. Total purchase price for RAE Asia’s 70% interest in RAE Fushun is as follows:

Amount

Cash	$2,151,000
Notes payable	8,606,000
Acquisition related cost	38,000

Total	$10,795,000

RAE Asia’s purchase of 70% of the joint venture was allocated to the fair value of the assets acquired and liabilities assumed. The Company is in the process of completing the valuation of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The following table summarizes the purchase price allocation of RAE Asia’s 70% interest in RAE Fushun:

Amount

Cash	$1,506,000
Accounts receivable	1,375,000
Inventories	2,173,000
Receivables due from RAE(*)	6,024,000
Property & equipment, net	366,000
Intangible assets	2,099,000

Total assets	13,543,000

Payable to Liaoning Group	(2,748,000)

Purchase price	$10,795,000

*	Balance eliminated in consolidation.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following intangible assets were acquired as part of the acquisition:

		Weighted Average
	Amount	Useful Life (Years)

Customer list	$1,478,000	9
Tradenames	366,000	10
Patents and technology	255,000	7

Total	$2,099,000

The customer list is being amortized using accelerated method, which represents the estimated pattern of use. Other intangible assets are amortized on a straight line basis over their estimated useful lives.

The unaudited financial information in the table below summarizes the combined results of operations of the Company and RAE Fushun, on a pro forma basis, as though the companies had been combined as of the beginning of each of the fiscal years presented. The pro forma financial information is presented for information purpose only and is not indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and income taxes.

	Years Ended December 31,
	2006	2005
	(Unaudited)	(Unaudited)

Net sales	$76,141,000	$64,293,000
Net loss	$(1,632,000)	$(215,000)
Net loss per share — basic	$(0.03)	$(0.00)
Ner loss per share — diluted	$(0.03)	$(0.00)

RAE Beijing Acquisition

On July 12, 2006, RAE Asia entered into four separate agreements to purchase an aggregate of thirty-two percent (32%) of the outstanding common stock of RAE KLH (Beijing) Co., Ltd (“RAE Beijing”) from four of the minority interest holders. This 32% combined with the 64% of RAE Beijing acquired in May 2004 raises the Company’s ownership to 96%. Management believes that the increase in the Company’s RAE Beijing ownership will strengthen the Company’s ability to benefit from the fast-growing industrial market in China. The purchase of these shares was accomplished via an initial cash payment to these minority shareholders of $4.8 million for 19% of the total 32% being purchased. For the remaining common shares, to effect the purchase, the Company converted those common shares to non-voting, redeemable, convertible preferred stock. The preferred stock is redeemable in accordance with the following schedule:

• July 2009 —	$1,499,000
• July 2010 —	$967,000
• July 2011 —	$940,000

Total	$3,406,000

The preferred shares are contingently convertible at the option of the holders in the event of an initial public offering in China of the RAE Beijing subsidiary. Management believes the likelihood of an initial public offering in China is remote and as a result, do not believe the conversion provision is substantive. Therefore in accordance with the guidance in Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, the Company has classified the preferred stock as a liability. The preferred stock also accrues dividends at a rate of 3% per year. Due to its classification as a liability, the

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has discounted the preferred stock and dividends at a market rate of 6.48% resulting in a discount of $0.8 million. Total purchase price for the 32% minority interest is summarized as follows:

Amount

Cash	$4,808,000
Long term notes payable (net of discount of 0.8 million)	2,648,000
Acquisition related cost	49,000

Total	$7,505,000

Since May 2004, the Company has consolidated the results of RAE Beijing within its publicly reported financial statements. The RAE Beijing purchase price for the additional 32% ownership interest was allocated to the fair value of the assets acquired and liabilities assumed as follows (represents 32% of the total fair value):

Amount

Current assets	$5,760,000
Property and equipment, net	1,292,000
Intangible assets	1,197,000
Goodwill	2,754,000

Total Assets	11,003,000

Current liabilities	(3,146,000)
Long-term liabilities	(352,000)

Total Liabilities	(3,498,000)

Purchase price	$7,505,000

The following table represents details of the intangible assets acquired as part of the RAE Beijing acquisition:

		Weighted Average
	Cost	Useful Life (Years)

Customer list	$817,000	6
Business name and trade name	216,000	7
Patents and technology	164,000	7

	$1,197,000

The $2.8 million of goodwill recorded in conjunction with the RAE Beijing acquisition is not deductible for income tax purposes. The customer list is being amortized using accelerated method, which represents the estimated pattern of use. Other intangible assets are amortized on a straight line basis over their estimated useful lives.

Other Acquisitions

On July 11, 2006, the Company purchased the assets, including two pending patents, of Santa Clara, California based Aegison Corporation (“Aegison”), a supplier of fixed and mobile digital video surveillance systems for approximately $2 million in cash. We expect to expand our presence to include the mobile digital video security market in the United States.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition constitutes a business combination in accordance with criteria defined in Emerging Issues Task Force 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business”. The following table allocates the purchase price to fair value of assets acquired and liabilities assumed:

Amount

Current assets	$97,000
Property & equipment, net	36,000
Intangible assets	909,000
Goodwill	816,000
20% interest in Tianjin Securay Technology Ltd. Co.	353,000

Total assets	2,211,000

Current liabilities	(112,000)

Purchase price	$2,099,000

The following table presents details of the purchased intangible assets:

		Weighted Average
	Amount	Useful Life (Years)

Customer list	$91,000	3
Business name and trade name	108,000	2
Trade secret	79,000	10
Patents and technology	631,000	10

Total	$909,000

Goodwill of $816,000 recorded in conjunction with Aegison purchase is deductible for income tax purposes. The purchase of Aegison has been deemed by management to be an immaterial business combination and therefore no pro forma information is included.

Acquisition in progress

As of December 31, 2006, the Company was in the process of acquiring Tianjin Securay Technology Ltd. Co. (“Securay”). The Company owns 20% of Securay from the acquisition of Aegison in July 2006. As of December 31, 2006, the Company recorded $820,000 of acquisition in progress, of which $467,000 represented purchase of inventories and property and equipment, and the remaining $353,000 representing the 20% ownership interest that the Company had previously acquired in conjunction with Aegison acquisition discussed above. For additional information regarding the Securay acquisition, please refer to Note 15 Subsequent Events.

Note 3.	Investments

In accordance with Financial Accounting Standard 115, “Accounting for Certain Investments in Debt and Equity,” the Company changed the classification of its investments from “held-to-maturity” to “available-for-sale” in the second quarter of 2006. The resulting fair-value adjustment of the Company’s investments led to a net $23,000 reduction in carrying value of the investments as the date of change.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The break down of the Company’s available-for-sale investments at December 31, 2006 was as follows:

		Unrealized	Fair
	Cost	Losses	Value

Certificates of Deposit	$1,050,000	$—	$1,050,000
US Government Agencies	2,199,000	(1,000)	2,198,000

Total	$3,249,000	$(1,000)	$3,248,000

The Company’s investments, classified as available-for-sale securities at December 31, 2006 and held-to-maturity securities at December 31, 2005, are broken down as follows:

	Current		Noncurrent
	December 31,		December 31,
	2006	2005	2006	2005

Certificates of Deposit	$1,050,000	$6,067,000	$—	$—
US Treasury Bonds & Notes	—	2,918,000	—	—
US Government Agencies	2,198,000	3,269,000	—	1,600,000
Mortgage Backed Securities	—	2,094,000	—	—
Other	—	—	—	16,000

	$3,248,000	$14,348,000	$—	$1,616,000

The Company’s unrealized losses on investments are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the par value is realized. Based on the review of these securities, including the assessment of the duration and severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairments on these securities.

The following table summarizes the maturities of the Company’s fixed income securities at December 31, 2006 and 2005:

	2006		2005
	Cost	Fair Value	Amortized Cost

Years to Maturity
Less than one year	$3,249,000	$3,248,000	$14,348,000
One to five years	—	—	1,616,000

	$3,249,000	$3,248,000	$15,964,000

Note 4.	Inventories

Inventories consist of the following:

	December 31,
	2006	2005

Raw materials	$4,675,000	$2,862,000
Work-in-progress	1,858,000	2,286,000
Finished goods	8,849,000	4,329,000

	$15,382,000	$9,477,000

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Property and Equipment

A summary of property and equipment follows:

	December 31,
	2006	2005

Building and building improvements	$8,150,000	$7,824,000
Land	3,220,000	3,220,000
Equipment	4,043,000	2,757,000
Computer equipment	3,498,000	2,015,000
Automobiles	1,126,000	851,000
Furniture and fixtures	550,000	669,000
Construction in progress	53,000	993,000

	20,640,000	18,329,000
Less: accumulated depreciation	5,520,000	3,418,000

	$15,120,000	$14,911,000

Significant construction in progress in 2005 primarily represented cost to implement an Oracle ERP system. The ERP system was placed in service in 2006 and therefore, the costs has been transferred to the computer equipment account. Depreciation expense for the years ended December 31, 2006, 2005 and 2004, was $2.6 million, $1.6 million and $0.7 million, respectively.

Note 6.	Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets. The Company recorded goodwill as a result of the investments in RAE Beijing and Aegison in the amount of $3.0 million and $0.8 million, respectively. No goodwill was impaired at December 31, 2006, as a result of the required annual impairment review.

The majority of intangible assets, related to the RAE Beijing investment, and the components of the purchased intangible assets were as follows:

	December 31, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer list	$3,059,000	$675,000	$2,384,000	$644,000	$321,000	$323,000
Patent and technology	1,966,000	381,000	1,585,000	915,000	207,000	708,000
Trade name	1,661,000	401,000	1,260,000	971,000	220,000	751,000
Trade secret	79,000	4,000	75,000	—	—	—

Total	$6,765,000	$1,461,000	$5,304,000	$2,530,000	$748,000	$1,782,000

All of the Company’s purchased intangible assets other than goodwill are subject to amortization. The weighted average life is 5.62 years. Amortization expense for years ended December 31, 2006, 2005 and 2004, was

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.7 million, $0.5 million and $0.3 million, respectively. Estimated future amortization expense is shown in the following table:

Expected Future
Amortization Expense

2007	$1,158,000
2008	953,000
2009	850,000
2010	819,000
2011	537,000
Thereafter	987,000

Total	$5,304,000

Note 7.	Accrued Liabilities

Accrued liabilities as of December 31, 2006 and 2005 are summarized as follows:

December 31,	2006	2005

Compensation and related benefits	$2,233,000	$2,120,000
Accrued commissions	1,815,000	1,415,000
Professional fees	1,066,000	1,269,000
Warranty reserve	553,000	377,000
Marketing & advertising	933,000	177,000
Taxes other than income tax	500,000	616,000
Abandonment of lease (see note 9)	478,000	482,000
Accrued inventory receipts	242,000	—
Payable to Aegison shareholder	200,000	—
Other	773,000	873,000

Total	$8,793,000	$7,329,000

Note 8.	Income Taxes

(Loss) income before income taxes and minority interest comprises:

	Year Ended December 31,
	2006	2005	2004

U.S.	$(3,456,000)	$(752,000)	$2,503,000
Foreign	913,000	(546,000)	1,168,000

Total	$(2,543,000)	$(1,298,000)	$3,671,000

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax (benefit) expense comprises:

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$(609,000)	$775,000	$1,190,000
State	22,000	1,000	1,000
Foreign	792,000	672,000	604,000

	205,000	1,448,000	1,795,000

Deferred:
Federal	(880,000)	(1,134,000)	(839,000)
State	(202,000)	(472,000)	58,000
Foreign	(88,000)	(319,000)	(31,000)

	(1,170,000)	(1,925,000)	(812,000)

Total income tax (benefit) expense	$(965,000)	$(477,000)	$983,000

The following summarizes the differences between the income tax (benefit) expense and the amount computed by applying the Federal income tax rate in 2006, 2005, and 2004, to income before income taxes:

	Year Ended December 31,
	2006	2005	2004

Federal income tax (benefit) expense at statutory rate	$(890,000)	$(441,000)	$1,115,000
State income tax (benefit) expense, net of federal benefit	(126,000)	(141,000)	39,000
Foreign tax (benefit) expense	(71,000)	313,000	296,000
Nondeductible expenses	238,000	241,000	248,000
Other	(359,000)	(73,000)	(132,000)
Change in valuation allowance	243,000	(376,000)	(583,000)

Total income tax (benefit) expense	$(965,000)	$(477,000)	$983,000

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities as of December 31, 2006 and 2005, were comprised of the following:

	Year Ended December 31,
	2006	2005

Deferred tax assets:
Fixed assets	$(102,000)	$13,000
Allowance for doubtful accounts	64,000	62,000
Inventories	300,000	265,000
Accrued vacation	240,000	198,000
Other accruals	1,348,000	1,071,000
Capitalized research and development	703,000	959,000
Unrealized foreign losses	1,450,000	995,000
Federal tax credits	287,000	—
Stock-based compensation	1,436,000	1,068,000
State income taxes and credits	(269,000)	(251,000)
Valuation allowance	(1,120,000)	(877,000)

Total deferred tax assets	4,337,000	3,503,000

Deferred tax liabilities:
Intangibles	(438,000)	(379,000)

Total deferred tax liabilities	(438,000)	(379,000)

Net deferred tax assets	$3,899,000	$3,124,000

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

At December 31, 2006, a valuation allowance in the amount of approximately $1.1 million has been established against the deferred tax assets as management is unable to conclude at this time that it is more likely than not that the Company will realize the tax benefit of all of its deferred tax assets. During 2006, the valuation allowance was reduced by approximately $0.2 million to reflect the Company’s realization in 2006 of certain tax benefits attributable to its deferred tax assets. Management will continue to evaluate the appropriateness of its valuation allowance in light of current and anticipated future taxable income.

U.S. income taxes were provided for deferred taxes on undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in such companies. There has been no provision for U.S. income taxes for the remaining undistributed earnings of approximately $2.5 million as of December 31, 2006, because the Company intends to reinvest these earnings indefinitely in operations outside the United States.

In accordance with Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies,” the Company maintains reserves for estimated income tax exposures for various tax jurisdictions when the exposure item becomes probable and estimable. Exposures are settled primarily through the settlement of audits within each individual tax jurisdiction or the closing of a statute of limitation. Exposures can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for income tax exposure; however, actual amounts may differ materially from these estimates. As of December 31, 2006, the

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has recorded tax contingency reserves of approximately $0.6 million which are included within income taxes payable in the consolidated balance sheet.

In 2006, the Internal Revenue Service completed its examination of our federal income tax returns for the years ended December 31, 2003 and 2004. Based on the results of the examination, the Company paid $391,000 to the IRS in April 2006, which was accrued at December 31, 2005. Based on a favorable outcome of the audit, the Company released $337,000 of additional reserves applicable to 2003 and 2004 during the year. Additionally, the Company reported $190,000 for the release of tax reserves and related interest upon the expiration of the statute of limitations for federal tax liabilities applicable to uncertain tax positions for the year ended December 31, 2002. In 2006, the tax authority in Denmark, Skat, has completed the audit of the Company’s subsidiary in Denmark for the year ended December 31, 2004 without any adjustment.

As of December 31, 2006, the Company had research and development credit carryforwards of approximately $0.3 million for California income tax purposes. The California credits are not subject to expiration under current California tax law.

Note 9.	Commitments and Contingencies

(a)  Legal Proceedings

Polimaster Ltd. v. RAE Systems Inc., United States District Court for the Northern District of California, Case No. 05-CV-01887-JF

Polimaster Ltd. filed a complaint against RAE Systems Inc. on May 9, 2005 in the United States District Court for the Northern District of California in a case styled Polimaster Ltd. v. RAE Systems Inc. (Case No. 05-CV-01887-JF). The complaint alleges, among other things, that RAE Systems Inc. breached its contract with Polimaster and infringed upon Polimaster’s intellectual property rights. Polimaster moved for a preliminary injunction on June 17, 2005. The Court denied Polimaster’s request on September 6, 2005. The dispute is subject to a contractual arbitration agreement, although the federal court has retained jurisdiction over the matter pending arbitration by the parties.

An arbitration was formally commenced on June 12, 2006 for the Polimaster Ltd. matter. The arbitration will be conducted under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. A ten-day arbitration preceding has been scheduled for March 5-16, 2007. Polimaster’s Demand for Arbitration asserts damages totaling $13.2 million and seeks an injunction against sales of the Company’s Gamma Rae II and Neutron RAE II radiation detection products. The Company has asserted counterclaims against Polimaster for breach of contract and tortious interference with contract, among other things, and seeks monetary damages of its own. At this time, due to the preliminary and speculative nature of these proceedings, we do not believe an amount of loss, if any, can be reasonably estimated for this matter. We also believe the claim by Polimaster is without merit and we expect to vigorously defend our position.

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

  (b)  Operating leases

The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the years ended December 31, 2006, 2005 and 2004 was $654,000, $624,000 and $809,000, respectively. Future minimum lease payments for each of the next five

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years from 2007 through 2011 and thereafter, excluding the Sunnyvale, California abandoned building lease, as described below, are $947,000, $621,000, $426,000, $378,000, $349,000 and $801,000, respectively.

In December 2004, the Company purchased the property located at 3775 North First Street in San Jose, California. The lease related to our previous headquarters in Sunnyvale, California was written-off as of the second quarter of 2005. The total loss on abandonment of the lease was approximately $2 million. Future discounted lease payments related to the Sunnyvale building have been included in accrued expenses totaling $478,000 and other long term liabilities totaling $1,000,000 at December 31, 2006. Future minimum lease payments for each of the next three years from 2007 through 2009 are $528,000, $627,000 and $556,000, respectively. The discount rate used was 4.85% and the liability was not reduced for any anticipated future sublease income. Based upon broker estimates of current real estate market conditions and other factors, it was considered more likely than not that any potential sublease income would be offset by brokerage, refurbishment and other costs to make the facility ready for a sublease.

  (c)  Purchase obligations

The Company has agreements with suppliers and other parties to purchase inventories and other goods and services. The Company estimated its non-cancelable obligations under these agreements for the next three years from 2007 through 2009 to be approximately $3,844,000, $244,000 and $230,000, respectively. There are no non-cancelable obligations after 2009. All non-cancelable obligations related to inventories are expected to be delivered within the next 12 months. The Company periodically reviews the carrying value of its inventories and non-cancelable purchase commitments by evaluating material usage requirements and forecasts and estimates inventory obsolescence, excess quantities and any expected losses on purchase commitments. The Company may record charges to write-down inventory due to excess, obsolete and slow-moving inventory and lower-of-cost or market based on an analysis of the impact of changes in technology, estimates of future sales volumes and market value estimates. There was no loss accrued related to current purchase obligations. However, any additional future write-downs of inventories or loss accrued on inventory purchase commitments, if any, due to market conditions, may negatively affect gross margins in future periods.

In December 2006, RAE Fushun entered into an agreement with Fushun Economic Development Zone Administration to purchase a land use right for approximately $446,000. The land use right will be used to construct RAE Fushun’s new manufacturing and administrative facility. The construction is expected to begin prior to June 2007.

(d)	Guarantees

The Company is permitted under Delaware law and in accordance with its Bylaws to indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. To date the Company has not incurred any losses under these agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Product Warranties

The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. At December 31, 2006 and 2005, the warranty reserve recorded in accrued expenses was $553,000 and $377,000, respectively.

Summary of Obligations

The following table quantifies our known contractual obligations in tabular form as of December 31, 2006:

	Total	2007	2008	2009	2010	2011	Thereafter

Contractual obligations:
Operating lease obligations	$5,233,000	$1,475,000	$1,248,000	$982,000	$378,000	$349,000	$801,000
Purchase obligations	4,764,000	4,290,000	244,000	230,000	—	—	—
Notes payable — related parties (Note 14)	4,779,000	859,000	257,000	1,756,000	967,000	940,000	—

Total	$14,776,000	$6,624,000	$1,749,000	$2,968,000	$1,345,000	$1,289,000	$801,000

Note 10.	Employee Benefit Plans

The Company has a defined contribution 401(k) plan (the “Plan”) for its domestic employees. The Plan is available to all employees who have reached the age of 21 and who have completed three months of service with the Company. Under the Plan, eligible employees may contribute a portion of their salaries to the Plan. The Company’s contributions are determined based on matching 25% of the first 6% of the covered employee’s salary, subject to statutory maximum levels. Contributions to the Plan totaled $113,000, $108,000 and $92,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 11.	Concentrations

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its domestic and foreign cash and cash equivalents with large financial institutions. Domestic cash balances are insured by the Federal Deposit Insurance Company up to $100,000 per financial institution. As of December 31, 2006 and 2005, the Company had deposits in excess of insured limits of $7,859,000 and $5,906,000, respectively. The Company also had deposits at several foreign financial institutions, which are not insured, that aggregated $10,159,000 and $7,518,000 as of December 31, 2006 and 2005, respectively.

A significant portion of the Company’s revenues and accounts receivable are derived from sales made to distributors located primarily throughout Americas, as well as Asia and Europe. The following table presents certain data by geographic area:

Year Ended December 31,	2006	2005	2004

Net Sales to Customers:
Americas(1)	$33,068,000	$33,902,000	$29,901,000
Asia	26,024,000	19,902,000	11,090,000
Europe	8,894,000	6,489,000	4,549,000

Total consolidated net sales to customers	$67,986,000	$60,293,000	$45,540,000

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31,	2006	2005	2004

Property and equipment, net:
Asia	$8,105,000	$7,134,000	$5,433,000
Americas	6,941,000	7,724,000	5,805,000
Europe	74,000	53,000	49,000

Total property and equipment, net	$15,120,000	$14,911,000	$11,287,000

(1)	Americas revenue included sales to customers in the United States, Canada and Latin American countries. Sales to Canada and Latin American countries represent less than 8% of total Americas sales.

During fiscal 2006, 2005 and 2004, 38%, 33% and 24%, respectively, of our revenues were derived from our sales to Asia. No individual customer comprised more than 10% of consolidated net sales in 2006, 2005, and 2004. The Company believes any risk of loss is significantly reduced due to the diversity in customers, geographic sales areas and the Company’s credit policy of establishing payment terms and credit limits based on a risk analysis. The Company performs credit evaluations of its customers’ financial condition whenever necessary and generally does not require cash collateral.

In 2006 and 2005, approximately 46% and 52%, respectively, of the property and equipment is located in the Americas and 54% and 48%, respectively, is located in Asia.

Note 12.	Shareholders’ Equity

Warrants

Since 2002, the Company has warrants outstanding to purchase the Company’s common stock. A summary of the Company’s warrants as of December 31, 2006, 2005 and 2004 and changes during 2006 and 2005 are presented in the following tables:

Warrants
	Warrants			Outstanding as of
	Outstanding as of	Expired	Exercised	December 31,	Expire
Exercise Price	December 31, 2005	2006	2006	2006	Date

$0.74	—	—	—	—	—
$1.07	450,000	—	(450,000)	—	Jun-07
$1.19	—	—	—	—	—
$1.98	—	—	—	—	—
$8.51	—	—	—	—	—
$22.68	—	—	—	—	—

	450,000		(450,000)

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Warrants
	Warrants			Outstanding as of
	Outstanding as of	Expired	Exercised	December 31,	Expire
Exercise Price	December 31, 2004	2005	2005	2005	Date

$0.74	264,551	(264,551)	—	—	Apr-05
$1.07	450,000	—	—	450,000	Jun-07
$1.19	10,000	(10,000)	—	—	Apr-05
$1.98	61,729	(61,729)	—	—	Oct-05
$8.51	388,008	(388,008)	—	—	Jun-05
$22.68	2,719,004	(2,719,004)	—		Jan-05

	3,893,292	(3,443,292)		450,000

Non-Plan Restricted Stock

In August 2006, the Company granted 536,000 shares of restricted stock to four individuals as an inducement to enter into employment with the Company. The restricted stock granted to these individuals will vest at a rate of 25% in July 2007 and the remainder will vest quarterly over the subsequent three-year period. The weighted-average fair value of awards granted during the period was $2.81.

Non-Plan Stock Options

In 2002, the Company granted certain of its Directors Non-Plan Options to purchase 400,000 shares of non-plan restricted stock at a weighted-average exercise price of $0.99. The options vest 25% after one year with the remainder vesting monthly over the following three years and are exercisable over ten years.

A summary of the status of the Directors Non-Plan Options as of December 31, 2006, 2005 and 2004 and changes during the years then ended is presented in the following table:

	Options Outstanding
	December 31, 2006		December 31, 2005		December 31, 2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning	337,000	$1.02	337,000	$1.02	400,000	$0.99
Granted	—	$—	—	$—	—	$—
Exercised	(237,000)	$1.01	—	$—	(63,000)	$0.80
Cancelled	—	$—	—	$—	—	$—

Ending	100,000	$1.06	337,000	$1.02	337,000	$1.02

Exercisable at year-end	100,000		293,249		193,249

Aggregate intrinsic value of options exercised during 2006:		$588,525

Aggregate intrinsic value of options outstanding at December 31, 2006:		$214,500

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options included in the Directors Non-Plan Options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Prices	Exercisable	Prices

$1.06	100,000	5.41	$1.06	100,000	$1.06

	100,000	5.41	$1.06	100,000	$1.06

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

As of December 31, 2006, the Company has reserved 235,870 shares of common stock for issuance under the 1993 Stock Option Plan and 2,902,945 shares of common stock for issuance under the 2002 Stock Option Plan. As of December 31, 2006, the Company had 899,276 shares of common stock available for future grant under the 2002 Stock Option Plan.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock option plan as of December 31, 2006, 2005 and 2004 and changes during the years then ended is presented in the following table:

	Options Outstanding
	December 31, 2006		December 31, 2005		December 31, 2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning	2,701,554	$2.92	3,105,494	$2.57	4,046,683	$1.18
Granted	1,141,500	$3.69	514,500	$3.63	1,004,000	$5.40
Exercised	(342,497)	$1.15	(522,668)	$0.62	(1,338,471)	$0.46
Cancelled	(361,742)	$4.42	(395,772)	$4.07	(606,718)	$2.63

Ending	3,138,815	$3.22	$2,701,554	$2.92	3,105,494	$2.57

Exercisable at year-end	1,573,479		1,602,044		1,285,604

Weighted-average fair value of options granted during the period:		$2.62		$2.80		$4.59

Aggregate intrinsic value of options exercised during 2006:		$840,383

Aggregate intrinsic value of options outstanding at December 31, 2006:		$2,051,448

The following table summarizes information about stock options included in the 1993 and 2002 plans outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Prices	Exercisable	Prices

$0.01-0.50	235,870	4.63	$0.08	235,870	$0.08
$0.51-1.00	102,152	6.00	$0.58	101,149	$0.58
$1.01-1.50	461,240	5.48	$1.07	454,864	$1.07
$1.51-3.00	85,000	9.61	$2.81	—	$—
$3.01-3.50	565,991	7.50	$3.20	349,872	$3.22
$3.51-4.00	1,084,500	9.43	$3.76	18,083	$3.62
$4.01-5.00	217,500	7.37	$4.80	148,644	$4.84
$5.01-6.00	224,375	7.26	$5.27	173,125	$5.27
$6.01-7.00	62,187	7.87	$6.43	41,872	$6.43
$7.01-8.00	100,000	7.98	$7.81	50,000	$7.81

	3,138,815	7.66	$3.22	1,573,479	$3.10

As of December 31, 2006 the stock options outstanding in the 1993 and 2002 Plans, included 2,921,796 options which were either vested or are expected to vest, with a weighted-average exercise price of $3.18, an aggregate intrinsic value of $2.0 million and a remaining contractual term of 7.55 years.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about stock options included in the 1993 and 2002 Plans outstanding at December 31, 2006, with exercise price less than or above the closing price at December 31, 2006, $3.20 per share, is as follows:

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock Options with exercise prices less than or equal to $3.20	951,090	$1.11	214,663	$2.90	1,165,753	$1.44
Stock Options with exercise prices greater $3.20	622,389	$4.81	1,350,673	$4.02	1,973,062	$4.27

	1,573,479		1,565,336		3,138,815

Stock-Based Compensation Expense

The Company recorded $1.6 million, $2.0 million and $1.4 million of stock-based compensation for the years ended December 31, 2006, 2005 and 2004, respectively.

As required by FAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At December 31, 2006, the total unearned compensation cost related to unvested options granted to employees under the Company’s stock option plans but not yet recognized was approximately $3.3 million, net of estimated forfeitures of approximately $1.1 million. The fair value of each grant will be amortized on a straight-line basis over a weighted-average period of approximately 3 years and will be adjusted for subsequent changes in estimated forfeitures.

At December 31, 2006, the total unearned compensation cost related to unvested restricted stock awards granted to employees was approximately $1.1 million, net of estimated forfeitures of approximately $0.3 million. The fair value of each award will be amortized on a straight-line basis over a weighted-average period of approximately 3.5 years and will be adjusted for subsequent changes in estimated forfeitures.

Note 13.	Investments in Other Entities

The Company accounts for its 40% ownership in Renex Technologies Ltd.(“Renex”), a Hong Kong company, using the equity method starting January 1, 2002. The Company’s total investment in Renex at December 31, 2006 and 2005, was $402,000 and $449,000, respectively. For the years ended December 31, 2006, 2005 and 2004, the Company recorded losses in Renex of $194,000, $196,000 and $353,000, respectively.

Renex Technologies, Ltd.’s financial information, derived from its unaudited financial statements, is as follows:

	December 31,
	2006	2005

Current assets	$988,000	$1,053,000
Noncurrent assets	285,000	328,000

Total Assets	1,273,000	1,381,000

Current liabilities	223,000	133,000

Total Liabilities	$223,000	$133,000

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2006	2005	2004

Net sales	$595,000	$444,000	$216,000
Operating income (loss)	$316,000	$(600,000)	$(983,000)
Net loss	$(217,000)	$(542,000)	$(981,000)

The Company paid a 7.5% royalty to Renex for using certain modems developed by Renex. In 2006 and 2005, the Company made royalty payments amounting to $91,000 and $70,000, respectively. In 2006, 2005 and 2004, the Company purchased $573,000, $408,000 and $98,000, respectively, of inventory items from Renex and sold $91,000, $48,000 and $108,000, respectively of inventory items to Renex. The Company also paid $254,000 and $139,000 to Renex for a research project in 2006 and 2005, respectively. Accounts receivable due from Renex at December 31, 2006 and 2005 were $154,000 and $84,000, respectively. Accounts payable due to Renex at December 31, 2006 and 2005 were $360,000 and $0, respectively.

The Company recorded $146,000 and $489,000 of investment and additional paid in capital in 2006 and 2005, respectively to adjust the prior year investment balance to properly reflect the carrying value of its investment and its prorated share of the net equity of Renex.

Note 14.	Related Party Transactions

In conjunction with the original and subsequent additional investment in RAE Beijing, unsecured note payables were established for the previous RAE Beijing shareholders as part of the purchase price agreement in May 2004 and July 2006. As of December 31, 2006 and December 31, 2005, $822,000 and $759,000, respectively, were included in notes payable — related parties and $3,222,000 and $821,000, respectively, were included in long term notes payable — related parties.

The notes issued in conjunction with the original RAE Beijing purchase in May 2004 were non-interest bearing and were recorded at net present value using a discount rate of 5.5%. In conjunction with the additional investment in RAE Beijing in July 2006, 11.0 million shares of preferred stock were issued to four shareholders of RAE Beijing. In accordance with FAS 150, these preferred shares were classified as liabilities and were recorded as long-term notes payable — related parties. Although, these preferred shares bear a dividend yield rate of 3% per annum, the notes payable was discounted using a market interest rate of 6.48%.

Included in the current portion of notes payable is a sum of $448,000 due on demand after December 31, 2006. In addition, the future payment plan for each of the years from 2007 through 2011 is $411,000, $257,000, $1,756,000, $967,000 and $940,000, respectively.

The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary and bonus of $103,000 and $96,000 for 2006 and 2005, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions regarding Ms. Chen are performed in the same manner as other U.S. employees, with Robert Chen the final approval signatory on compensation recommendations.

On January 14, 2006, Lien Chen and Sandy Hsi, the wife of our Chief Technology Officer, Peter C. Hsi, signed a promissory note to lend $200,000 to Aegison Corporation at an interest rate of 10% per year. On July 11, 2006, the Company purchased the assets, including two pending patents, of Aegison Corporation for a total purchase price of $2 million in cash. At such time, the promissory note held by Lien Chen and Sandy Hsi was repaid by Aegison Corporation.

Note 15.	Subsequent Events

On January 3, 2007, RAE Systems (Asia) Ltd. entered into an agreement to purchase intellectual properties of Tianjin Securay Technology Ltd. Co. for Renminbi 12 million (approximately $1.5 million). This transaction,

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

together with purchase agreements entered in 2006, completed our purchase of Tianjin Securay Technologies Ltd. Co. Including transactions entered in 2006, total purchase price was $2 million cash. Assets purchased in 2006 amounting to $820,000 was recorded to acquisition in progress. Please see Note 2 Mergers and Acquisitions for additional information.

On March 14, 2007, the Company signed a one year $15 million revolving credit agreement, which is available to help fund future growth and expansion. The agreement provides for borrowings up to $7 million based on a blanket security interest in the Company’s assets. An additional $8 million of borrowing will be available based on a percentage of qualifying assets. The Company is required to comply with certain bank specific reporting requirements whenever borrowings against the line of credit exceed $3 million, in addition to the on-going requirement to submit quarterly financial statements. The Company is in full compliance with all of the borrowing requirements, including certain financial covenants, and as such, has the full line available. At present, there are no outstanding amounts under the line of credit agreement.

Note 16.	Quarterly Information (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(1)	Quarter	2006

Net sales	$12,426,000	$15,901,000	$18,564,000	$21,095,000	$67,986,000
Gross profit	$6,710,000	$8,462,000	$9,967,000	$10,596,000	$35,735,000
Operating (loss) income	$(1,603,000)	$(444,000)	$659,000	$(1,726,000)	$(3,114,000)
Net (loss) income	$(1,033,000)	$(54,000)	$513,000	$(955,000)	$(1,529,000)
Loss (income) per common share:
Basic:	$(0.02)	$(0.00)	$0.01	$(0.02)	$(0.03)
Diluted:	$(0.02)	$(0.00)	$0.01	$(0.02)	$(0.03)

	First	Second	Third	Fourth
	Quarter	Quarter(2)	Quarter	Quarter	2005

Net sales	$12,248,000	$13,624,000	$16,152,000	$18,269,000	$60,293,000
Gross profit(3)	$7,170,000	$8,344,000	$9,647,000	$10,442,000	$35,603,000
Operating (loss) income	$194,000	$(2,847,000)	$842,000	$223,000	$(1,588,000)
Net (loss) income	$94,000	$(1,341,000)	$397,000	$91,000	$(759,000)
Loss (income) per common share:
Basic:	$0.00	$(0.02)	$0.01	$0.00	$(0.01)
Diluted:	$0.00	$(0.02)	$0.01	$0.00	$(0.01)

(1)	The Company purchased an additional 32% ownership in RAE Beijing in July 2006. The Company has consolidated RAE Beijing since 2004. With the purchase in July 2006, minority shareholder’s interest was reduced to 4%.

(2)	During the second quarter of 2005, the Company abandoned its leased facility in Sunnyvale California and moved to a new headquarters and U.S. manufacturing facility. As a result, the Company took a before-tax charge of approximately $2.0 million for abandonment of its lease in the second quarter of 2005.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Gross profit numbers in 2005 have been reclassified in order to comply with 2006 presentation. These reclassification adjustments do not have an impact on net income or loss for each quarter in 2005.

Note 17.	Supplemental Disclosures

The following are supplemental disclosures of valuation and qualifying accounts.

		Additions
	Balance as of	Charged to		Balance as of
Description	Beginning of Year	Expenses	Deductions	End of Year

2006:
Allowance for doubtful accounts	$963,000	$—	$(120,000)	$843,000
2005:
Allowance for doubtful accounts	$665,000	$313,000	$(15,000)	$963,000
2004:
Allowance for doubtful accounts	$176,000	$489,000	$—	$665,000

		Additions
	Balance as of	Charged to		Balance as of
Description	Beginning of Year	Expenses	Deductions	End of Year

2006:
Inventory reserve	$1,015,000	$592,000	$(121,000)	$1,486,000
2005:
Inventory reserve	$703,000	$439,000	$(127,000)	$1,015,000
2004:
Inventory reserve	$275,000	$428,000	$—	$703,000

		Additions
	Balance as of	Charged to		Balance as of
Description	Beginning of Year	Expenses	Deductions	End of Year

2006:
Warranty reserve	$377,000	$246,000	$(70,000)	$553,000
2005:
Warranty reserve	$490,000	$218,000	$(331,000)	$377,000
2004:
Warranty reserve	$358,000	$332,000	$(200,000)	$490,000