Form 10-Q
period 2007-03-31
RAE SYSTEMS INC
filed 2007-05-09
CIK 1084876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-31783

RAE SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0280662
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3775 North First Street
San Jose, California	95134
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2007

Common stock, $0.001 par value per share	59,301,054 shares

RAE Systems Inc.

PART I. Financial Information
Item 1. Financial Statements
RAE Systems Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$12,969,000	$18,119,000
Short-term investments	—	3,248,000
Trade notes receivable	2,792,000	1,977,000
Accounts receivable, net of allowance for doubtful accounts of $675,000 and $843,000, respectively	17,933,000	16,966,000
Accounts receivable from affiliate	179,000	154,000
Inventory	15,131,000	15,382,000
Prepaid expenses and other current assets	3,499,000	2,530,000
Income tax receivable	1,316,000	968,000
Deferred tax assets, short-term	991,000	935,000

Total Current Assets	54,810,000	60,279,000

Property and equipment, net	15,186,000	15,120,000
Acquisition in-progress	—	820,000
Other intangible assets, net	5,740,000	5,304,000
Goodwill	4,475,000	3,760,000
Investment in unconsolidated affiliate	402,000	420,000
Deferred tax assets, long-term	3,401,000	3,402,000
Other long-term assets	658,000	648,000

Total Assets	$84,672,000	$89,753,000

Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$6,506,000	$7,187,000
Account payable to affiliate	259,000	360,000
Account payable to Fushun shareholder	2,669,000	3,926,000
Accrued liabilities	8,061,000	8,793,000
Notes payable to related parties, short-term	601,000	822,000
Income taxes payable	—	520,000
Deferred revenue, current portion	1,729,000	2,030,000

Total Current Liabilities	19,825,000	23,638,000

Deferred revenue, net of current portion	685,000	736,000
Deferred tax liabilities, long-term	439,000	438,000
Other long-term liabilities	1,365,000	1,045,000
Notes payable to related parties, long-term	3,277,000	3,222,000

Total Liabilities	25,591,000	29,079,000

Commitments and Contingencies (Note 5)

Minority Interest in Consolidated Entities	4,510,000	4,495,000

Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 59,301,054 and 59,274,596 shares issued and outstanding, respectively	59,000	59,000
Additional paid-in capital	59,387,000	58,828,000
Accumulated other comprehensive income	1,551,000	1,245,000
Accumulated deficit	(6,426,000)	(3,953,000)

Total Shareholders’ Equity	54,571,000	56,179,000

Total Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity	$84,672,000	$89,753,000

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Net Sales	$17,987,000	$12,426,000

Cost of Sales	8,832,000	5,716,000

Gross Profit	9,155,000	6,710,000

Operating Expenses:
Sales and marketing	5,353,000	4,071,000
Research and development	1,772,000	1,273,000
General and administrative	5,187,000	2,969,000
Adjustment to lease abandonment accrual	(611,000)	—

Total Operating Expenses	11,701,000	8,313,000

Operating Loss	(2,546,000)	(1,603,000)

Other Income/(Expense):
Interest income	65,000	174,000
Interest expense	(69,000)	(21,000)
Other, net	13,000	26,000
Equity in loss of unconsolidated affiliate	(18,000)	(64,000)

Total Other Income/(Expense)	(9,000)	115,000

Loss Before Income Taxes and Minority Interest	(2,555,000)	(1,488,000)

Income tax benefit	(207,000)	(179,000)

Loss Before Minority Interest	(2,348,000)	(1,309,000)

Minority interest in loss of consolidated subsidiaries	21,000	276,000

Net Loss	$(2,327,000)	$(1,033,000)

Basic Loss Per Common Share	$(0.04)	$(0.02)

Diluted Loss Per Common Share	$(0.04)	$(0.02)

Weighted average common shares outstanding — Basic	59,293,664	57,901,002
Stock options and warrants	—	—

Weighted average common shares outstanding — Diluted	59,293,664	57,901,002

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Increase/(Decrease) In Cash and Cash Equivalents

Cash Flows From Operating Activities:
Net loss	$(2,327,000)	$(1,033,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,054,000	623,000
Provision for doubtful accounts	(150,000)	(124,000)
Loss on disposal of fixed assets	2,000	44,000
Inventory reserve	29,000	543,000
Compensation expense under fair value accounting of common stock options	491,000	343,000
Equity in loss of unconsolidated affiliate	18,000	64,000
Minority interest in loss of consolidated subsidiary	(21,000)	(276,000)
Deferred income taxes	(56,000)	30,000
Adjustment to lease abandonment accrual	(611,000)	—
Amortization of discount on notes payable	57,000	20,000
Changes in operating assets and liabilities:
Accounts receivable	235,000	2,885,000
Accounts receivable from affiliate	(24,000)	(15,000)
Trade notes receivable	(794,000)	(294,000)
Inventories	(126,000)	(1,635,000)
Prepaid expenses and other current assets	(539,000)	(304,000)
Other long-term assets	(10,000)	69,000
Accounts payable	(700,000)	46,000
Accounts payable to affiliate	(103,000)	—
Accounts payable to Fushun shareholders	(1,287,000)	—
Accrued liabilities	(650,000)	(1,273,000)
Income taxes	(314,000)	(363,000)
Deferred revenue	(363,000)	21,000
Other long-term liabilities	42,000	(111,000)

Net Cash Used In Operating Activities	(6,147,000)	(740,000)

Cash Flows From Investing Activities:
Purchases of investments	—	(5,045,000)
Sales and maturities of investments	3,247,000	3,533,000
Business acquisitions, net of cash acquired	(1,715,000)	—
Acquisition of property and equipment	(457,000)	(529,000)

Net Cash Provided By/(Used In) Investing Activities	1,075,000	(2,041,000)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and warrants	67,000	50,000
Payments on notes payable to related parties	(232,000)	—

Net Cash Provided By/(Used In) Financing Activities	(165,000)	50,000

Effect of exchange rate changes on cash and cash equivalents	87,000	14,000

Net Decrease In Cash and Cash Equivalents	(5,150,000)	(2,717,000)

Cash and Cash Equivalents, beginning of period	18,119,000	13,524,000

Cash and Cash Equivalents, end of period	$12,969,000	$10,807,000

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the future consolidated financial position, results of operations or cash flows of RAE Systems Inc. (the “Company”, “RAE Systems” or “RAE”). The unaudited financial statements contained in this Form 10-Q have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and its cash flows for the stated periods, in conformity with the accounting principles generally accepted in the United States. The consolidated balances at December 31, 2006 were derived from the audited financial statements included in the Company’s Annual Report (“Annual Report”) on Form 10-K for the year ended December 31, 2006. The financial statements included in this report should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Annual Report.
Principles of Consolidation
     The consolidated financial statements include the accounts of RAE Systems and its subsidiaries. The ownership of other interest holders of consolidated subsidiaries is reflected as minority interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ materially from these estimates and assumptions.
Reclassification
     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.
Investments
     The Company’s investments have been classified as available-for-sale, and therefore, are carried at fair market value. Available-for-sale securities are stated at fair market value based upon quoted market prices of the securities. Unrealized gains and losses on such securities are reported as a separate component of stockholder’s equity. Realized gains and losses on available-for-sale securities are included in interest income.
Revenue Recognition
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company generally recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions. For non-standard contract terms where title to goods pass upon delivery to the customer (FOB destination), revenue is recognized after the Company has established proof of delivery. Revenues related to services performed under the Company’s extended warranty program are recognized as earned based upon contract terms, generally ratably over the term of service. The Company records project installation work in Asia using the percentage-of-completion method. Net sales also include amounts billed to customers for shipping and handling. The Company’s shipping costs are included in cost of sales.
Share-Based Payments
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), or “SFAS 123(R)”, “Share-Based Payment”, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on their grant date fair value and requires the fair value of each option outstanding to be adjusted to reflect only those shares outstanding that are actually expected to vest.

The Company’s implementation of SFAS 123(R) used the modified-prospective transition method where the compensation cost related to each unvested option outstanding as of January 1, 2006, was recalculated and any necessary adjustments were reflected in the first quarter of adoption. The Company estimates the fair value of each share-based payment on the date of grant using the Black-Scholes-Merton valuation method. The estimated fair value is then amortized as compensation expense, on a straight-line basis, over the requisite service period of the award, which is generally the vesting period.
     Determining Fair Value and Amortization Method —The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
     Expected Term —The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined using the “Simplified Method” as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.
     Expected Volatility— The Company’s expected volatilities are based on the historical volatility of the Company’s stock, adjusted for unusual and non-representative stock price activity not expected to recur, as determined by management.
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
     Assumptions —There were no share-based payments during the three months ended March 31, 2007. The fair value of the Company’s stock options granted to employees for the three months ended March 31, 2006 was estimated using the following weighted-average assumptions:

Three Months Ended
March 31, 2006
Volatility	79.2%
Expected dividend	0.0%
Risk-free interest rate	4.8%
Expected term in years	6.1
Weighted-average fair value	$2.61
     Stock Option Plans
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
     Incentive options may be granted at not less than 100% of the fair market value per share at the date of grant, and non-statutory options may be granted at not less than 85% of the fair market value per share at the date of grant as determined by the Board of Directors, or Committee thereof, except for options granted to a person owning greater than 10% of the outstanding stock, for which the exercise price may not be less than 110% of the fair market value at the date of grant. Options granted under the Plans generally vest 25% after one year with the remainder of the options vesting monthly over the following three years. Options granted under the Plans are generally exercisable over ten years.
     As of March 31, 2007, the Company has reserved 235,870 shares of common stock for issuance under the 1993 Stock Option Plan and 2,857,425 shares of common stock for issuance under the 2002 Stock Option Plan. As of March 31, 2007, the Company had 918,338 shares of common stock available for future grants under the 2002 Stock Option Plan.
     Non-Plan Stock Options
     In 2002, the Company granted certain of its director’s non-plan options to purchase 400,000 shares of non-plan restricted stock at a weighted-average exercise price of $0.99. The non-plan options have a contractual term of 10 years and vest 25%

after one year with the remainder vesting monthly over the following three years. As of March 31, 2007, 100,000 non-plan options remained outstanding and exercisable and had a remaining contractual life of five years.
Earnings Per Share
     Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Anti-dilutive shares excluded from diluted earnings per share calculation for three month periods ended March 31, 2007 and 2006 were 4,860,541 and 2,864,353, respectively.
Segment Reporting
     The Company’s operating divisions consist of entities geographically based in the Americas, Asia and Europe. All such operating divisions have similar economic characteristics, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and accordingly, the Company operated as one reportable segment during the quarters ended March 31, 2007 and 2006.
Variable Interest Entities
     S.A.R.L RAE France (“RAE France”) was identified by management as a variable interest entity. The Company is the primary beneficiary through its ownership of RAE Europe ApS. RAE France distributes and sells RAE products exclusively in France. Total sales in the first quarters of 2007 and 2006 were $426,000 and $355,000, respectively. The Company has consolidated RAE France since December 2004.
Recent Accounting Pronouncements
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the income tax payable account and the opening balance of retained earnings for the fiscal year of adoption. The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, paragraph 19, the Company has continued to classify interest and penalties as a component of tax expense.
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of FAS 157 will have on its financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, on its results of operations or financial position.

Note 2. Composition of Certain Financial Statement Items
Short-term investments

	March 31,	December 31,
	2007	2006
Certificates of deposit	$—	$1,050,000
U.S. government agencies	—	2,198,000

	$—	$3,248,000

Inventory

	March 31,	December 31,
	2007	2006
Raw materials	$4,503,000	$4,675,000
Work-in-progress	923,000	1,858,000
Finished goods	9,705,000	8,849,000

	$15,131,000	$15,382,000

Prepaid expenses and other current assets

	March 31,	December 31,
	2007	2006
Supplier advances and deposits	$2,513,000	$1,671,000
Prepaid insurance	239,000	430,000
Prepaid licenses and maintenance	339,000	—
Other current assets	408,000	429,000

	$3,499,000	$2,530,000

Property and equipment, net

	March 31,	December 31,
	2007	2006
Building and building improvements	$8,405,000	$8,150,000
Land	3,220,000	3,220,000
Equipment	4,011,000	4,043,000
Computer equipment	3,921,000	3,498,000
Automobiles	1,229,000	1,126,000
Furniture and fixtures	673,000	550,000
Construction in progress	42,000	53,000

	$21,501,000	$20,640,000

Less: accumulated depreciation	$6,315,000	$5,520,000

	$15,186,000	$15,120,000

Other intangible assets, net

	March 31,	December 31,
	2007	2006
Customer list	$3,708,000	$3,059,000
Patents and technology	1,989,000	1,966,000
Trade name	1,786,000	1,661,000
Trade secret	79,000	79,000

	$7,562,000	$6,765,000

Less: accumulated amortization	$1,822,000	$1,461,000

	$5,740,000	$5,304,000

Accrued liabilities

	March 31,	December 31,
	2007	2006
Compensation and related benefits	$1,896,000	$2,233,000
Accrued commissions	1,781,000	1,815,000
Accrued professional fees	1,374,000	1,066,000
Warranty reserve	587,000	553,000
Taxes other than income tax	183,000	500,000
Abandonment of lease	291,000	478,000
Marketing and advertising	649,000	933,000
Customer advances	374,000	—
Accrued inventory receipts	—	242,000
Payable to Aegison shareholder	—	200,000
Other	926,000	773,000

Total	$8,061,000	$8,793,000

Note 3. Income Tax
     The effective tax rate for the quarter ended March 31, 2007 was 8% of the loss before income taxes and minority interest, compared to 12% of the loss before income taxes and minority interest for the quarter ended March 31, 2006. We calculated our interim income tax provisions based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result, the Company reported certain discrete tax expenses for the quarter, including a net expense of $8,000 for the accrual of interest applicable to uncertain tax positions through the period ended March 31, 2007.
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
     Each quarter we assess the likelihood that we will be able to recover our deferred tax assets in each of the jurisdictions where we operate. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis of all available evidence, we concluded that it is more likely than not that our net deferred tax assets will be realized, with the exception of the RAE Systems (Asia) Limited net operating losses which continue to carry a full valuation allowance. We continue to monitor the realization of deferred taxes on a quarterly basis, and will release or establish valuation allowances in future periods as deemed appropriate by management based on all available evidence.
     We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”)”, on January 1, 2007. In accordance with the adoption of FIN 48, we recognized a charge of approximately $146,000 to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had gross unrecognized tax benefits of $778,000, accrued interest expense related to the unrecognized tax benefits of $50,000, and related penalties of $6,000. Accrued interest and penalties related to uncertain tax positions are recognized on a discrete basis as a component of tax expense.
     If the Company is able to eventually recognize these uncertain tax positions, $737,000 of the unrecognized benefit would reduce the effective tax rate. The Company anticipates a $300,000 increase to the uncertain tax positions applicable to 2007 foreign tax exposures related to transfer pricing, and this amount has been included as a component of the Company’s 2007 effective tax rate.
     We conduct business globally and, as a result, the Company or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions and, in the normal course of business, we are subject to examination by taxing authorities in each of these jurisdictions. Due to completed examinations, we are no longer subject to U.S. federal income tax examinations for years before 2005. The statute of limitation in the various other foreign jurisdictions within which the Company operates varies from 3 to 7 years and no material change is expected to our unrecorded tax benefits in the next year as a result of expiring limitations periods.

     The tax authority in Denmark, Skat, has completed their audit of the Company’s subsidiary in Denmark for the fiscal year ended December 31, 2004. No adjustments were proposed. We are not currently under audit in any other tax jurisdiction.
Note 4. Comprehensive Income/(Loss)
Total comprehensive income/(loss) consisted of the following:

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(2,327,000)	$(1,033,000)
Other comprehensive income:
Foreign currency translation adjustment	305,000	160,000
Change in unrealized loss on investments, after tax	1,000	—

Total comprehensive income/(loss)	$(2,021,000)	$(873,000)

The components of accumulated other comprehensive income were as follows:

	March 31,	December 31,
	2007	2006
Foreign currency translation adjustments	$1,551,000	$1,246,000
Unrealized loss on investments, after tax	—	(1,000)

Accumulated other comprehensive income	$1,551,000	$1,245,000

Note 5. Commitments and Contingencies
Legal proceedings
Polimaster Ltd. v. RAE Systems Inc., United States District Court for the Northern District of California, Case No. 05-CV-01887-JF
     Polimaster Ltd. (“Polimaster”) filed a complaint against the Company on May 9, 2005, in the United States District Court for the Northern District of California in a case styled Polimaster Ltd. v. RAE Systems Inc. (Case No. 05-CV-01887-JF). The complaint alleges, among other things, that the Company breached its contract with Polimaster and infringed upon Polimaster’s intellectual property rights. Polimaster moved for a preliminary injunction on June 17, 2005. The Court denied Polimaster’s request on September 6, 2005. The dispute is subject to a contractual arbitration agreement, although the federal court has retained jurisdiction over the matter pending arbitration by the parties.
     Arbitration was formally commenced on June 12, 2006 for the Polimaster matter. Polimaster’s Demand for Arbitration asserts damages totaling $13.2 million and seeks an injunction against sales of the Company’s Gamma Rae II and Neutron RAE II radiation detection products. The Company has asserted counterclaims against Polimaster for breach of contract and tortuous interference with contract, among other things, and seeks monetary damages of its own. A ten day arbitration proceeding was completed on March 16, 2007. The arbitration was conducted under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. It is anticipated that the parties will file post hearing briefs in May 2007. It is expected that a decision for the arbitration will be forthcoming 30 days after the post-hearing briefing is concluded. At this time, due to the speculative nature of these proceedings, the Company does not believe an amount of loss, if any, can be reasonably estimated for this matter. The Company also believes the claim by Polimaster is without merit and expects to vigorously defend its position.
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
Operating leases
     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the quarters ended March 31, 2007 and 2006 was $219,000 and $151,000, respectively. Future minimum lease payments for each of the next five years, from 2007 (the remaining 9 months) through 2011 and thereafter, excluding the Sunnyvale, California abandoned building lease, are $678,000, $657,000, $442,000, $375,000, $352,000 and $809,000, respectively.
     In December 2004, the Company purchased its current corporate headquarters in San Jose, California. The lease related to the Company’s previous headquarters in Sunnyvale, California was charged off as a loss on abandonment of lease during the second quarter of 2005. The total loss on abandonment of the lease was approximately $2.0 million. During the first quarter of 2007, based upon broker estimates of changes in real estate market conditions and other factors, it was considered more likely than not that the Company will be able to sublease the facility. The Company revised the estimated loss on abandonment of the lease and reduced operating expense by $611,000. As of March 31, 2007, future discounted lease payments related to the Sunnyvale building are included in accrued liabilities totaling $291,000 and other long-term liabilities totaling $454,000. Future minimum lease payments relating to the Sunnyvale lease for each of the next three years, from 2007 (the remaining 9 months) through 2009, are $227,000, $271,000 and $238,000, respectively.
Purchase obligations
     The Company has agreements with suppliers and other parties to purchase inventories and other goods and services. The Company estimates its non-cancelable obligations under these agreements for the next three years, from 2007 (the remaining 9 months) through 2009, to be approximately $8,625,000, $58,000 and $44,000, respectively. As of March 31, 2007, there were no non-cancelable obligations beyond 2009. All non-cancelable obligations related to inventories are expected to be delivered within the next 12 months. The Company periodically reviews the carrying value of its inventories and non-cancelable purchase commitments by evaluating material usage requirements and forecasts and estimates of inventory obsolescence, excess quantities and any expected losses on purchase commitments. The Company may record charges to adjust inventory values due to excess, obsolete and slow-moving inventory or due to a lower-of-cost or market analysis considering such factors as the impact of changes in technology, estimates of future sales volumes and market value estimates. There was no loss accrued related to current purchase obligations. However, any additional future write-down of inventories or loss accrued on inventory purchase commitments, if any, due to market condition, may negatively affect gross margins in future periods.
     In December 2006, RAE Coal Mine Safety Instruments (Fushun) Co., Ltd. (“RAE Fushun”), a subsidiary of the Company, entered into an agreement with Fushun Economic Development Zone Administration to purchase a land use right for approximately $446,000. The land use right will be used to construct RAE Fushun’s new manufacturing and administrative facility.
Guarantees
     The Company is permitted under Delaware law, and in accordance with its Bylaws, to indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of our insurance policy coverage, the Company believes the fair value of these indemnification agreements is minimal.
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
Note 6. Warranty Reserves
     The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The following is a summary of the changes in these liabilities during the three-month periods ended March 31, 2007 and 2006:

	March 31,
	2007	2006
Provision for products sold during period	$80,000	$37,000
Adjustment of prior period provision	(46,000)	16,000
Claims paid during the period	(2,000)	(64,000)
Foreign currency translation effects	2,000	—

Net increase/(decrease) in liabilities	$34,000	$(11,000)

Balance, beginning of period	$553,000	$377,000

Balance, end of period	$587,000	$366,000

Note 7. Revolving Credit Agreement
     On March 14, 2007, the Company signed a one year $15.0 million revolving credit agreement, which is available to help fund future growth and expansion. The agreement provides for borrowings up to $7.0 million based on a blanket security interest in the Company’s assets. An additional $8.0 million of borrowings will be available based on a percentage of qualifying assets. The Company is required to comply with certain bank specific reporting requirements whenever borrowings against the line of credit exceed $3.0 million, in addition to the on-going requirement to submit quarterly financial statements. The Company is in full compliance with all of the borrowing requirements, including certain financial covenants, and as such, has the full line available. As of March 31, 2007, there were no outstanding amounts under the line of credit agreement.
Note 8. Related Party Transactions
     In conjunction with the original and subsequent additional investment in RAE KLH (Beijing) Co., Ltd (“RAE Beijing”), unsecured notes payable were established for the previous RAE Beijing shareholders as part of the purchase price agreement in May 2004 and July 2006. As of March 31, 2007 and December 31, 2006, $601,000 and $822,000, respectively, were included in short-term notes payable to related parties and $3,277,000 and $3,222,000, respectively, were included in long-term notes payable to related parties.
     The notes issued in conjunction with the original RAE Beijing purchase in May 2004 were non-interest bearing and were recorded at net present value using a discount rate of 5.5%. In conjunction with the additional investment in RAE Beijing in July 2006, 11.0 million shares of preferred stock were issued to four shareholders of RAE Beijing. In accordance with FAS 150, these preferred shares were classified as liabilities and were recorded as long-term notes payable to related parties. Although, these preferred shares bear a dividend yield rate of 3% per annum, the notes were discounted using a market interest rate of 6.48%.
     Included in the current portion of notes payable is a sum of $216,000 due on demand as of March 31, 2007. In addition, the future payment requirements for each of the next five years, from 2007 (the remaining 9 months) through 2011 and thereafter, are $386,000, $239,000, $1,757,000, $967,000 and $940,000, respectively.
     The Company has a 40% ownership interest in Renex Technologies Ltd. (“Renex”), a Hong Kong company, and is accounting for its investment in the entity using the equity method of accounting. Accordingly, the Company has recorded $18,000 and $64,000 of equity in loss in unconsolidated affiliate in the first quarters of 2007 and 2006, respectively. Additionally, the Company pays a 7.5% royalty to Renex for using certain modems developed by Renex. During the first quarters of 2007 and 2006, the Company made royalty payments to Renex in the amounts of $18,000 and $14,000, respectively. During the first quarters of 2007 and 2006, the Company also purchased $182,000 and $132,000, respectively, of inventory items from Renex and sold $57,000 and $32,000 of inventory items to Renex, respectively. The Company also paid $13,000 to Renex relating to a research project in the first quarter of 2007. Accounts receivable due from Renex at March 31, 2007 and December 31, 2006 were $179,000 and $154,000, respectively. Accounts payable due to Renex at March 31, 2007 and December 31, 2006 were $258,000 and $360,000, respectively.
     The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary of $26,000 for the quarters ended March 31, 2007 and 2006. Ms. Chen also receives standard employee benefits offered to all other full-time employees located in the United States. Ms. Chen does not report directly to Robert Chen and accordingly, compensation decisions regarding Ms. Chen are performed in the same manner as other United States employees.
Note 9. Business Combinations
     On January 3, 2007, RAE Systems (Asia) Ltd. entered into an agreement to purchase intellectual properties of Tianjin Securay Technology Ltd. Co. (“Securay”) for Renminbi 12 million (approximately $1.5 million). This transaction, together with purchase agreements entered in 2006, completed our purchase of Securay. Including transactions entered into during 2006, total purchase price was $2.0 million cash. Assets purchased in 2006 amounting to $820,000 were recorded to acquisition in progress at December 31, 2006. The acquisition constitutes a business combination in accordance with criteria defined in Emerging Issues Task Force 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of

Productive Assets or of a Business”. The Company is in the process of completing the valuation of certain intangible assets and, accordingly, the purchase price allocation is subject to refinement. The following table allocates the purchase price to the preliminary fair values of assets acquired and liabilities assumed:

Amount
Current assets	$180,000
Property & equipment	287,000
Intangible assets	914,000
Goodwill	646,000

Purchase price	$2,027,000

     The following table presents details of the purchased intangible assets:

		Weighted Average
	Amount	Useful Life (Years)
Trade name	$141,000	7
Technology	32,000	5
Customer list	741,000	7

Total	$914,000

     Goodwill of $646,000 recorded in conjunction with Securay purchase is not deductible for income tax purpose. The purchase of Securay has been deemed by management to be an immaterial business combination and therefore no pro forma information is included.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. For further information, refer to the sections entitled “Risk Factors” in “Part II Item 1A” of this Form 10-Q. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.
Overview
     RAE Systems is a leading global provider of rapidly-deployable sensor networks that enable customers to identify safety and security threats in real time. We were founded in 1991 and our products have evolved from being strictly focused on environmental, first response, and industrial safety to now encompassing public and mine safety applications.
     In the first quarter of 2007, we saw the initial fruits of our recent China acquisition strategy. As we had expected, the Chinese central government issued a new set of mine safety standards effective January 1, 2007. In the first quarter, RAE Fushun, the Company’s newly formed Chinese joint venture secured over 20 mine safety certificates for all existing products. We believe RAE Fushun’s ability to quickly secure product certifications is one of our key competitive advantages in the coal mine safety market.
     In the first quarter of 2007, we also saw the completion of our Securay acquisition. Securay is the China affiliate for Aegison Corporation which designs and manufactures the newly acquired digital video recording technology. The acquisition will help us provide next generation mobile and wireless digital video technology and execute our long term strategy to converge industrial safety and security.
     We reorganized the operations in EMEA (Europe, Middle East, Africa, and Australia), among the fastest growing gas and radiation detection markets in the world, under the leadership of one of our senior sales executives. During the first quarter of 2007, local sales personnel and distributors were recruited, plus service and applications resources were identified, to support growth in this widely distributed and multicultural territory.
     In the Americas, we made significant changes to the sales channel. We added several new programs for our major distributors: including the RAE Authorized Service Partner program, enabling warranty service for RAE Systems products across the United States and Canada; RAE Certified Sales Professional program to encourage technical and sales excellence in the channel; and other programs designed to encourage channel partner loyalty. Taken together, these programs give our customers access to fast, consistent service at locations close to their business, which we believe in the long-run will increase revenue, customer retention and loyalty to the RAE systems brand.
     On the product side, we launched the DoseRAE, a successful collaboration with Science Applications International Corporation (“SAIC”) where we currently have exclusive international distribution rights. The PD3i (SAIC’s version of the DoseRAE) has already been deployed in mass quantities to support the emergency response organization for a major U.S. metropolitan area on the east coast. In February, we launched the QRAE II. The QRAE II is the first gas detector to include a lead-free oxygen sensor designed to meet the new global directives on the Reduction of Hazardous Substances (RoHS), including lead. As a result, we have seen rapid adoption of this product within the European community. Also during March, we launched the AreaRAE Steel, our second generation, wireless, multi-gas detector which was selected last fall by the U.S. National Guard Civil Support teams as their standard for wireless gas and radiation detection. Due to its unique stainless steel casing, AreaRAE Steel is useful in certain industrial applications.
Critical Accounting Policies and Significant Management Judgments
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate these estimates, including, but not limited to, those related to our allowance for doubtful accounts, valuation of goodwill and other intangible assets, inventory valuation, valuation of deferred tax assets, restructuring costs, warranty reserves and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies affect our more significant judgments or estimates used in the preparation of our condensed consolidated financial statements.
Revenue Recognition
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company generally recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions. For non-standard contract terms where title to goods passes upon delivery to the customer (FOB destination), revenue is recognized after the Company has established proof of delivery. Revenues related to services performed under the Company’s extended warranty program are recognized as earned based upon contract terms, generally ratably over the term of service. The Company records project installation work in Asia using the percentage-of-completion method. Net sales also include amounts billed to customers for shipping and handling. The Company’s shipping costs are included in cost of sales.
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
Inventory
     Inventory is stated at the lower of cost, using the first-in, first-out method, or market. The Company is exposed to a number of economic and industry factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in the market, competitive pressures in products and prices, and the availability of key components from its suppliers. The Company has established inventory reserves when conditions exist that suggest that its inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for its products and market conditions. When recorded, reserves are intended to reduce the carrying value of the inventory to its net realizable value. If actual demand for specified products deteriorates, or market conditions are less favorable than those projected, additional reserves may be required.
Warranty Reserve
     The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required. The warranty reserve represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. The Company periodically assesses the adequacy of its reported warranty reserve and adjusts the amounts in accordance with the changes in these factors.

Share-Based Payments
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), or “SFAS 123(R)”, “Share-Based Payment”, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on their grant date fair value and requires the fair value of each option outstanding to be adjusted to reflect only those shares outstanding that are actually expected to vest. The Company’s implementation of SFAS 123(R) used the modified-prospective transition method where the compensation cost related to each unvested option outstanding as of January 1, 2006, was recalculated and any necessary adjustments were reflected in the first quarter of adoption. The Company estimates the fair value of each share-based payment on the date of grant using the Black-Scholes-Merton valuation method. The estimated fair value is then amortized as compensation expense, on a straight-line basis, over the requisite service period of the award, which is generally the vesting period.
     Determining Fair Value and Amortization Method —The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
     Expected Term —The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined using the “Simplified Method” as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.
     Expected Volatility— The Company’s expected volatilities are based on the historical volatility of the Company’s stock, adjusted for unusual and non-representative stock price activity not expected to recur, as determined by management.
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
Business Combinations
     In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We typically engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.
     Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and is inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: discount rates; future expected cash flows from maintenance agreements, customer contracts, acquired developed technologies and pending patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; and the acquired Company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined Company’s product portfolio. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
Income Taxes
     We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.
     Our effective tax rates differ from the statutory rate primarily due to foreign earnings taxed at lower rates, foreign losses not benefited, non-deductible share-based payment deductions under FAS 123(R) and provision changes for uncertain tax positions. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our provision for income taxes.

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
Recent Accounting Pronouncements
     See Note 1 to the Condensed Consolidated Financial Statements in Item 1 of this quarterly report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
Three months ended March 31, 2007 compared with the three months ended March 31, 2006
Net Sales

	Three months ended March 31,
	2007	2006	Change	% Change
Net sales	$17,987,000	$12,426,000	$5,561,000	45%
     Net sales for the quarter ended March 31, 2007, increased by approximately $5.6 million (45%) over the quarter ended March 31, 2006. Net sales for the quarter ended March 31, 2007, increased by approximately $3.3 million (91%) in Asia, $1.8 million (27%) in the Americas, and $445,000 (21%) in Europe over the same period in 2006. The $3.3 million increase in Asia was primarily due to $1.4 million of sales from RAE Fushun in the first quarter of 2007, which was not included in 2006, plus an increase in sales from RAE Beijing of approximately $1.7 million, resulting from increased sales of the Company’s products as well as third party products distributed by RAE Beijing. The increase in the Americas was primarily related to new product introductions such as DoseRAE and QRAE II, as well as increased sales in our legacy product lines. The increased sales in Europe for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006, was primarily the result of increased sales of our products into the Eastern Europe and Middle East marketplaces.
Cost of Sales & Gross Margin

	Three months ended March 31,
	2007	2006	Change	% Change
Cost of sales	$8,832,000	$5,716,000	$3,116,000	55%
Gross profit	$9,155,000	$6,710,000	$2,445,000	36%
Gross margin	51%	54%
     Cost of sales for the quarter ended March 31, 2007, increased by approximately $3.1 million (55%) over the quarter ended March 31, 2006. Approximately $2.6 million of the increase in cost of sales was due to the overall increased sales volume and due to increased sales in Asia, which generally has higher product costs and lower margins than other territories, primarily as a result of the distribution of third party products. Gross margin decreased by approximately 3% for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006. The decrease in gross margin was primarily the result of increased sales in Asia which resulted in approximately a 2% overall decrease in gross margin. Increased labor and overhead spending in the Americas was the primary reason for the remaining 1% decrease in gross margin during the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006.
Sales and Marketing Expense

	Three months ended March 31,
	2007	2006	Change	% Change
Sales and marketing	$5,353,000	$4,071,000	$1,282,000	31%
As % of net sales	30%	33%
     Sales and marketing expenses increased by approximately $1.3 million (31%) for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006. The increase in sales and marketing expense was primarily the result of $840,000 of increased spending in the Americas and $440,000 of increased spending in Europe and Asia combined. The primary reason for the change was an increase in payroll in the Americas and Europe, the addition of RAE Fushun in the first quarter of 2007 and increased investment in infrastructure to support increasing sales.
Research and Development Expense

	Three months ended March 31,
	2007	2006	Change	% Change
Research and development	$1,772,000	$1,273,000	$499,000	39%
As % of net sales	10%	10%
     Research and development expenses increased by approximately $500,000 (39%) during the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006. The increased expenses were primarily the result of increased investment in new portable and wireless products and the addition of RAE Fushun which began operations in the first quarter of 2007.
General and Administrative Expense

	Three months ended March 31,
	2007	2006	Change	% Change
General and administrative	$5,187,000	$2,969,000	$2,218,000	75%
As % of net sales	29%	24%
     General and administrative expenses increased by $2.2 million (75%) in the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006. The increased expenses were primarily the result of $1.1 million of legal costs associated with the Polimaster arbitration in March 2007, $500,000 related to increased headcount and consulting costs primarily to support the growth of the Company and increased compliance costs resulting from the international nature of the business, and $200,000 from the addition of RAE Fushun in the first quarter of 2007.
Other Income/(Expense)

	Three months ended March 31,
	2007	2006	Change	% Change
Interest income	$65,000	$174,000	$(109,000)	(63%)
Interest expense	(69,000)	(21,000)	$(48,000)	229%
Other, net	13,000	26,000	$(13,000)	(50%)
Equity in loss of unconsolidated affiliate	(18,000)	(64,000)	$46,000	(72%)

Total other income/(expense)	$(9,000)	$115,000	$(124,000)	(108%)

As % of net sales	0%	1%
     For the quarter ended March 31, 2007, total other income/(expense) was $9,000 of expense compared to $115,000 of income for the quarter ended March 31, 2006. The decrease in total other income was primarily the result of lower cash and marketable securities resulting from our investments in RAE Beijing, RAE Fushun, Securay and Aegison Corporation since the first quarter of 2006.
Income Tax Benefit

	Three months ended March 31,
	2007	2006	Change	% Change
Income tax benefit	$(207,000)	$(179,000)	$28,000	16%
Effective tax rate	8%	12%
     The tax benefit for the quarter ended March 31, 2007, was $207,000, or 8% of the loss before income taxes and minority interest, compared to $179,000, or 12% of the loss before income taxes and minority interest, for the quarter ended March 31, 2006. We calculated our interim income tax benefits based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods”, the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. The tax rate for the first quarter of fiscal year 2007 differed from the U.S. statutory rate primarily due to foreign earnings taxed at lower rates, nondeductible share based payment expenses under FAS 123(R), changes in the valuation allowance and additional provisions for uncertain tax positions applicable to fiscal year 2007. The tax rate for the first quarter of fiscal year 2006 differed from the U.S. statutory rate primarily due to foreign earnings taxed at lower rates, nondeductible share based payment expenses under FAS 123(R), changes in the valuation allowance and additional provisions for uncertain tax positions applicable to fiscal year 2006.
Minority Interest in Loss of Consolidated Entities

	Three months ended March 31,
	2006	2005	Change	% Change
Minority interest in loss of consolidated subsidiaries	$21,000	$276,000	$(255,000)	(92%)
As % of net sales	0%	2%
     For the quarter ended March 31, 2007, the minority interest in loss of consolidated entities allocated to minority interest was $21,000, which related to the minority interest share of 4% in the losses from RAE Beijing, the minority interest share of 30% in the losses of RAE Fushun and a 51% majority investors share in the income of RAE France. During the quarter ended March 31, 2006, the minority interest in loss of consolidated entities allocated to minority interest was $276,000, which related to the minority interest share of 36% in the losses from RAE Beijing and a 51% majority investors share in the income of RAE France.
Liquidity and Capital Resources
     To date, we have financed our operations primarily through cash flow from operations and proceeds from the issuance of equity securities. As of March 31, 2007, we had $13.0 million in cash and cash equivalents compared with $21.4 million of cash, cash equivalents and investments at December 31 2006. At March 31, 2007, we had $35.0 million of working capital and had a current ratio of 2.8 to 1.0 compared to $36.6 million of working capital and a current ratio of 2.6 to 1.0 at December 31, 2006.
     On March 14, 2007, the Company signed a one year $15.0 million revolving credit agreement, which is available to help fund future growth and expansion. The agreement provides for borrowings up to $7.0 million based on a blanket security interest in the Company’s assets. An additional $8.0 million of borrowings will be available based on a percentage of qualifying assets. The Company is required to comply with certain bank specific reporting requirements whenever borrowings against the line of credit exceed $3.0 million, in addition to the on-going requirement to submit quarterly financial statements. The Company is in full compliance with all of the borrowing requirements, including certain financial covenants, and as such, has the full line available. As of March 31, 2007, there are no outstanding amounts under the line of credit agreement.

	Three months ended March 31,
	2007	2006
Net cash provided by/(used in):
Operating activities	$(6,147,000)	$(740,000)
Investing activities	1,075,000	(2,041,000)
Financing activities	(165,000)	50,000
Effect of exchange rate changes on cash and cash equivalents	87,000	14,000

Net decrease in cash and cash equivalents	$(5,150,000)	$(2,717,000)

     Net cash used by operating activities for the quarter ended March 31, 2007, was $6.1 million compared with $0.7 million for the quarter ended March 31, 2006. The $5.4 million decrease in operating cash flows for the quarter ended March 31, 2007, versus the quarter ended March 31, 2006, was primarily due to decreased profitability after adjusting for non-cash items ($1.8 million), a larger reduction in liabilities ($1.7 million) and an increase as opposed to a reduction of assets ($2.0 million) versus the first quarter of 2006. The change in liabilities was mainly from lower deferred revenue ($0.4 million), accounts payable ($2.1 million), accrued liabilities ($0.6 million). The largest component of the reduction in accounts payable is related to a $1.3 million reduction of the payable to Fushun shareholders. The impact of higher asset levels was primarily the result of increases to prepaid expenses ($0.5 million) and trade notes receivable ($0.8 million) offset by a slight decrease in accounts receivable ($0.2 million).
     Net cash provided by investing activities for the quarter-ended March 31, 2007, was $1.1 million compared with net cash used in investing activities of $2.0 million for the quarter-ended March 31, 2006. Cash provided by investing activities consisted mainly of proceeds from investments ($3.2 million) offset by cash used in acquiring businesses, net of cash received ($1.7 million). Acquisition of property was $0.5 million for the first quarter of 2007 and the first quarter of 2006 as we continued to make investments in our infrastructure to support our growth and productivity initiatives.
     Net cash used in financing activities was $0.2 million for the first quarter of 2007 and net cash provided by financing activities was $0.1 million for the first quarter of 2006, primarily as a result of stock option exercises and, in the first quarter of 2007, from a decrease in notes payable to related parties.
     We believe that our existing balances of cash and cash equivalents, together with cash generated from product sales, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and future results of operations. Any future financing we may require may be unavailable or on unfavorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or could prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our current stockholders.
Contractual Obligations
     We lease certain manufacturing, warehousing and other facilities under operating leases expiring in various years. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The following table quantifies our known contractual obligations as of March 31, 2007:

		2007 (remaining 9
	Total	months)	2008	2009	2010	2011	Thereafter
Operating lease obligations	$4,049,000	$905,000	$928,000	$680,000	$375,000	$352,000	$809,000

Open purchase orders	8,727,000	8,625,000	58,000	44,000	—	—	—

Notes payable to related parties	4,505,000	602,000	239,000	1,757,000	967,000	940,000	—

Total	$17,281,000	$10,132,000	$1,225,000	$2,481,000	$1,342,000	$1,292,000	$809,000

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The following discussion analyzes our disclosure to market risk related to concentration of credit risk, changes in interest rates and foreign currency exchange rates.
Concentration of Credit Risk
     Currently, we have cash and cash equivalents deposited with one large United States financial institution, one large Hong Kong financial institution, three large Shanghai financial institutions, one local Beijing financial institution, two large Beijing financial institutions and one large Danish financial institution. Our deposits may exceed the amount of insurance available to cover such deposits. To date, we have not experienced any losses of deposits of cash and cash equivalents. Management regularly reviews our deposit amounts and the credit worthiness of the financial institution which hold our deposits.
Interest Rate Risk
     As of March 31, 2007, we had cash and cash equivalents of $13.0 million. Changes to interest rates over time may reduce or increase our interest income from our interest bearing cash accounts. However, if, for example, there is a hypothetical 150 (basis points, 1.5%) bps change in the interest rates in the United States, the impact on our current cash and cash equivalents would be insignificant.
Foreign Currency Exchange Rate Risk
     For the first quarter of 2007, a substantial portion of our recognized revenue was denominated in U.S. dollars generated primarily from customers in the Americas (47%). Revenue generated from our European operations (14%) was primarily denominated in Euros while revenue generated by our Asia operations (39%) was primarily denominated in the Renminbi (“RMB”). We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Since January 2006, our operations in China have been affected by currency fluctuations due to an approximate 4.5% appreciation of the RMB relative to the U.S. dollar.
     Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on lower cost capacity and efficiencies in supply-chain management. In 2004 and 2006, we made a strategic investment in China with the acquisition of a 96% interest in RAE Beijing, a Beijing-based manufacturer and distributor of environmental safety and security equipment. We also formed RAE Fushun in late 2006 to capitalize on increase in demand for safety equipment in the mining and energy sectors in China. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the U.S. dollar and other currencies. If, for example, in the first quarter of 2007, there was a hypothetical 10% change in the RMB relative to the U.S. dollar, the impact on our profits would have been approximately $125,000 for the quarter ended March 31, 2007. If the currencies in all other countries in Europe and Asia where we have operations were to change in unison with the RMB by a hypothetical 10% against the U.S. dollar the approximate impact on our profits would be approximately $77,000 for the quarter ended March 31, 2007. The reduction in the impact of the RMB is due to the offset of changes in reported net sales in our other units resulting from changes in those countries local currencies.
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
Item 4. Controls and Procedures
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007 based on the material weaknesses in internal control over financial reporting as identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Changes in Internal Control Over Financial Reporting
     As previously disclosed in the Company’s annual report in Form 10-K for the fiscal year ending December 31, 2006, under Part II, Item 9A, Controls and Procedures, management identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2006, relating to assurance that information from its Chinese subsidiaries had been properly adjusted to U.S. GAAP for inclusion in its annual or interim financial statements. As a consequence, beginning with the first quarter of 2007, management of the Company initiated steps to implement a number of compensating controls and remediation measures to improve the level of assurance to ensure that the information from its Chinese subsidiaries has been properly adjusted to U.S. GAAP. These controls include:
•	Implement in China U.S. GAAP accounting policies for depreciation, inventory reserves and balance sheet classification that are consistent with the Company’s overall accounting policy.

•	Provide the Company’s Chinese accounting staff with extended training on the proper implementation of U.S. GAAP accounting policies for depreciation on property and equipment, inventory and balance sheet classification of assets and liabilities.

•	Implementation of specific accounting procedures and templates for calculating and reporting depreciation, reserves and balance sheet classifications.

•	The Corporate Controller and Chief Financial Officer shall conduct extensive quarterly reviews of financial records of the Company’s Chinese operations.

•	Assess the requirement to hire additional U.S. GAAP trained accounting personnel in China.
     Management believes the additional temporary reviews and monitoring procedures instituted by the Company in the first quarter of 2007 have mitigated the control deficiencies with respect to the preparation of this quarterly report on Form 10-Q.

PART II. Other Information
Item 1. Legal Proceedings
Polimaster Ltd. v. RAE Systems Inc., United States District Court for the Northern District of California, Case No. 05-CV-01887-JF
     Polimaster Ltd. (“Polimaster”) filed a complaint against the Company on May 9, 2005 in the United States District Court for the Northern District of California in a case styled Polimaster Ltd. v. RAE Systems Inc. (Case No. 05-CV-01887-JF). The complaint alleges, among other things, that the Company breached its contract with Polimaster and infringed upon Polimaster’s intellectual property rights. Polimaster moved for a preliminary injunction on June 17, 2005. The Court denied Polimaster’s request on September 6, 2005. The dispute is subject to a contractual arbitration agreement, although the federal court has retained jurisdiction over the matter pending arbitration by the parties.
     Arbitration was formally commenced on June 12, 2006 for the Polimaster matter. Polimaster’s Demand for Arbitration asserts damages totaling $13.2 million and seeks an injunction against sales of the Company’s Gamma Rae II and Neutron RAE II radiation detection products. The Company has asserted counterclaims against Polimaster for breach of contract and tortuous interference with contract, among other things, and seeks monetary damages of its own. A ten day arbitration proceeding was completed on March 16, 2007. The arbitration was conducted under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. It is anticipated that the parties will file post hearing briefs in May 2007. It is expected that a decision for the arbitration will be forthcoming 30 days after the post-hearing briefing is concluded. At this time, due to the speculative nature of these proceedings, the Company does not believe an amount of loss, if any, can be reasonably estimated for this matter. The Company also believes the claim by Polimaster is without merit and expects to vigorously defend its position.
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
     We recorded a net loss of $1.5 million for fiscal year 2006 and a net loss of $0.8 million for fiscal year 2005. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely result in a negative effect on the market price of our stock. In addition, our financial results have historically bordered at or near profitability, and if we continue to perform at this level, the financial impact may be magnified and we may experience a disproportionate impact on our trading price as a result.
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
     As a result of our failure to timely file with the SEC two current reports on Form 8-K during fiscal year 2006 (related to our acquisitions of Aegison Corporation and Securay), we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities and Exchange Act of 1934 for a period of twelve months. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.
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
     In our fiscal year 2005 annual report on Form 10-K, management identified three material weaknesses. The weaknesses were related to our calculation of share-based compensation and diluted shares in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” inadequate control over our accounting and reporting of certain non-routine transactions occurring at two of our foreign operations and an inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time. In connection with year-end work on our fiscal year 2006 Form 10-K, management identified a material weakness in the Company’s internal control relating to assurance that information from its Chinese subsidiaries has been properly adjusted to generally accepted accounting principles in the United States for inclusion in its annual or interim financial statements. A discussion of the material weaknesses in our internal control over financial reporting and management’s remediation efforts is available under the subheading “Management’s Report on Internal Control over Financial Reporting”, in our annual report of Form 10-K and under the subheading “Controls and Procedures” herein.
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
     Our international operations are subject to economic and other risks inherent in doing business in foreign countries, including the following:
•	difficulties with staffing and managing international operations;

•	transportation and supply chain disruptions and increased transportation expense as a result of epidemics, terrorist activity, acts of war or hostility, generally higher oil prices, increased security and less developed infrastructure;

•	economic slowdown and/or downturn in foreign markets;

•	international currency fluctuations;

•	political and economic uncertainty caused by epidemics, terrorism or acts of war or hostility;

•	legislative and regulatory responses to terrorist activity such as increased restrictions on cross-border movement of products and technology;

•	legislative, regulatory, police, or civil responses to epidemics or other outbreaks of infectious diseases such as quarantines, factory closures, or increased restrictions on transportation or travel;

•	increased costs and complexities associated with complying with Section 404 of the Act;

•	general strikes or other disruptions in working conditions;

•	labor shortages;

•	political instability;

•	changes in tariffs;

•	generally longer periods to collect receivables;

•	unexpected legislative or regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	significant unexpected duties or taxes or other adverse tax consequences;

•	difficulty in obtaining export licenses and other trade barriers; and

•	ability to obtain credit and access to capital issues faced by our international customers.

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
     While there is no single patent or license to technology of material significance to the Company, our ability to compete is affected by our ability to protect our intellectual property rights in general. For example, we have a collection of patents related to our photo ionization detector technology of which the first of such patents expires in 2012, and our ability to compete may be affected by any competing similar or new technology. In addition, if we lose the licensing rights to a patented or other proprietary technology, we may need to stop selling products incorporating that technology and possibly other products, redesign our products or lose a competitive advantage. We cannot ensure that our future patent applications will be approved or that our current patents will not be challenged by third parties. Furthermore, we cannot ensure that, if challenged, our patents will be found to be valid and enforceable.
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
     Arbitration was formally commenced in June 2006 for the Polimaster matter. Polimaster’s Demand for Arbitration asserts damages totaling $13.2 million and seeks an injunction against sales of the Company’s Gamma Rae II and Neutron RAE II radiation detection products. We have asserted counterclaims against Polimaster for breach of contract and tortuous interference with contract, among other things, and seek monetary damages of its own. A ten day arbitration proceeding was completed on March 16, 2007. The arbitration was conducted under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. It is anticipated that the parties will file post-hearing briefs in May. It is expected that a decision from the arbitrator will be forthcoming 30 days after the post-hearing briefing is concluded. We believe the claim by Polimaster is without merit and we expect to vigorously defend our position. Were Polimaster to prevail in this arbitration, it would have a material adverse effect upon the business.
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

     In 2006, we acquired Aegison Corporation, formed RAE Fushun and acquired an additional 32% of ownership of RAE Beijing. In addition, during January 2007, we completed the acquisition of Securay. We may acquire or make additional investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses related to goodwill recognition and other intangible assets, any of which could harm our business.
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
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Securities Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits
     The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit
Number	Description of Document
31.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Board of the Registrant, furnished pursuant to Rule 13a-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randall Gausman, Vice President and Chief Financial Officer of the Registrant, furnished pursuant to Rule 13a-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randall Gausman, Vice President and Chief Financial Officer of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
May 9, 2007

RAE SYSTEMS INC.
By:	/s/ Randall Gausman
Randall Gausman
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Board of the Registrant, furnished pursuant to Rule 13a-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randall Gausman, Vice President and Chief Financial Officer of the Registrant, furnished pursuant to Rule 13a-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randall Gausman, Vice President and Chief Financial Officer of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.