Form 10-Q
period 2007-06-30
RAE SYSTEMS INC
filed 2007-08-08
CIK 1084876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2007
Common stock, $0.001 par value per share	59,250,674 shares

RAE Systems Inc.

PART I. Financial Information
Item 1. Financial Statements
RAE Systems Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2007	2006

Assets

Current Assets:
Cash and cash equivalents	$10,434,000	$18,119,000
Short-term investments	—	3,248,000
Trade notes receivable	1,649,000	1,977,000
Accounts receivable, net of allowance for doubtful accounts of $1,400,000 and $843,000, respectively	18,536,000	16,966,000
Accounts receivable from affiliate	206,000	154,000
Inventory	16,533,000	15,382,000
Prepaid expenses and other current assets	4,100,000	2,530,000
Income taxes receivable	772,000	968,000
Deferred tax assets, current	994,000	935,000

Total Current Assets	53,224,000	60,279,000

Property and equipment, net	15,635,000	15,120,000
Acquisition in-progress	—	820,000
Intangible assets, net	5,445,000	5,304,000
Goodwill	4,520,000	3,760,000
Investment in unconsolidated affiliate	346,000	420,000
Deferred tax assets, non-current	3,401,000	3,402,000
Other assets	1,690,000	648,000

Total Assets	$84,261,000	$89,753,000

Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$6,528,000	$7,187,000
Accounts payable to affiliate	217,000	360,000
Account payable to Fushun shareholders	1,774,000	3,926,000
Bank line of credit	2,024,000	—
Accrued liabilities	7,936,000	8,793,000
Notes payable to related parties, current	657,000	822,000
Income taxes payable	—	520,000
Deferred revenue, current portion	1,972,000	2,030,000

Total Current Liabilities	21,108,000	23,638,000

Deferred revenue, net of current portion	613,000	736,000
Deferred tax liabilities, non-current	446,000	438,000
Other long-term liabilities	1,337,000	1,045,000
Notes payable to related parties, non-current	3,074,000	3,222,000

Total Liabilities	26,578,000	29,079,000

Commitments and Contingencies (Note 5)

Minority Interest in Consolidated Entities	4,553,000	4,495,000

Shareholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 59,306,887 and 59,274,596 shares issued and outstanding, respectively	59,000	59,000
Additional paid-in capital	59,942,000	58,828,000
Accumulated other comprehensive income	2,005,000	1,245,000
Accumulated deficit	(8,876,000)	(3,953,000)

Total Shareholders’ Equity	53,130,000	56,179,000

Total Liabilities, Minority Interest in Consolidated Entities and Shareholders’ Equity	$84,261,000	$89,753,000

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net Sales	$20,093,000	$15,901,000	$38,080,000	$28,327,000
Cost of Sales	10,077,000	7,439,000	18,903,000	13,155,000

Gross Profit	10,016,000	8,462,000	19,177,000	15,172,000

Operating Expenses:
Sales and marketing	6,328,000	4,420,000	11,681,000	8,491,000
Research and development	1,893,000	1,453,000	3,665,000	2,726,000
General and administrative	4,053,000	3,033,000	9,239,000	6,002,000
Adjustment to lease abandonment accrual	16,000	—	(596,000)	—

Total Operating Expenses	12,290,000	8,906,000	23,989,000	17,219,000

Operating Loss	(2,274,000)	(444,000)	(4,812,000)	(2,047,000)

Other Income/(Expense):
Interest income	55,000	260,000	119,000	434,000
Interest expense	(84,000)	(65,000)	(153,000)	(86,000)
Other, net	70,000	138,000	85,000	166,000
Equity in loss of unconsolidated affiliate	(57,000)	(117,000)	(75,000)	(181,000)

Total Other Income/(Expense)	(16,000)	216,000	(24,000)	333,000

Loss Before Income Taxes and Minority Interest	(2,290,000)	(228,000)	(4,836,000)	(1,714,000)
Income tax benefit/(expense)	(184,000)	305,000	23,000	484,000

Profit/(Loss) Before Minority Interest	(2,474,000)	77,000	(4,813,000)	(1,230,000)
Minority interest in (income)/loss of consolidated subsidiaries	18,000	(131,000)	39,000	145,000

Net Loss	$(2,456,000)	$(54,000)	$(4,774,000)	$(1,085,000)

Basic Loss Per Common Share	$(0.04)	$(0.00)	$(0.08)	$(0.02)

Diluted Loss Per Common Share	$(0.04)	$(0.00)	$(0.08)	$(0.02)

Weighted average common shares outstanding — Basic	58,769,349	58,112,766	58,763,539	58,007,469
Stock options and warrants	—	—	—	—

Weighted average common shares outstanding — Diluted	58,769,349	58,112,766	58,763,539	58,007,469

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash Flows From Operating Activities:
Net loss	$(4,774,000)	$(1,085,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,779,000	1,387,000
Loss on disposal of fixed assets	—	115,000
Stock compensation expense	1,043,000	699,000
Equity in loss of unconsolidated affiliate	75,000	181,000
Minority interest in loss of consolidated subsidiary	(39,000)	(145,000)
Deferred income taxes	(51,000)	7,000
Adjustment to lease abandonment accrual	(596,000)	—
Amortization of discount on notes payable to related parties	114,000	77,000
Changes in operating assets and liabilities:
Accounts receivable	(310,000)	(706,000)
Accounts receivable from affiliate	(51,000)	(50,000)
Trade notes receivable	371,000	196,000
Inventories	(1,270,000)	(2,357,000)
Prepaid expenses and other current assets	(1,108,000)	(870,000)
Other assets	(1,038,000)	146,000
Accounts payable	(784,000)	2,408,000
Accounts payable to affiliate	(148,000)	73,000
Accounts payable to Fushun shareholders	(2,152,000)	—
Accrued liabilities	(360,000)	(736,000)
Income taxes	(245,000)	(1,315,000)
Deferred revenue	(215,000)	22,000
Other liabilities	(56,000)	(185,000)

Net Cash Used In Operating Activities	(9,815,000)	(2,138,000)

Cash Flows From Investing Activities:
Purchases of investments	—	(12,616,000)
Proceeds from sales and maturities of investments	3,247,000	11,383,000
Business acquisitions, net of cash acquired	(1,715,000)	4,252,000
Acquisition of property and equipment	(1,135,000)	(1,362,000)

Net Cash Provided By Investing Activities	397,000	1,657,000

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and warrants	73,000	282,000
Borrowings from bank line of credit	2,024,000	—
Payments on notes payable to related parties	(453,000)	—

Net Cash Provided By Financing Activities	1,644,000	282,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	89,000	84,000

Net Decrease In Cash and Cash Equivalents	(7,685,000)	(115,000)
Cash and Cash Equivalents, beginning of period	18,119,000	13,524,000

Cash and Cash Equivalents, end of period	$10,434,000	$13,409,000

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the future consolidated financial position, results of operations or cash flows of RAE Systems Inc. (the “Company” or “RAE Systems”). The unaudited financial statements contained in this Form 10-Q have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at the date of the interim balance sheets, results of operations and its cash flows for the stated periods, in conformity with the accounting principles generally accepted in the United States of America. The consolidated balances at December 31, 2006 were derived from the audited financial statements included in the Company’s Annual Report (“Annual Report”) on Form 10-K for the year ended December 31, 2006. The financial statements included in this report should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Annual Report.
Principles of Consolidation
     The consolidated financial statements include the accounts of RAE Systems and its subsidiaries. The ownership of other interest holders of consolidated subsidiaries is reflected as minority interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ materially from these estimates and assumptions.
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
Revenue Recognition
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company generally recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (Free on board, “FOB” factory) and provides for sales returns under standard product warranty provisions. For non-standard contract terms where title to goods pass upon delivery to the customer (FOB destination), revenue is recognized after the Company has established proof of delivery. Revenues related to services performed under the Company’s extended warranty program are recognized as earned based upon contract terms, generally ratably over the term of service. The Company records project installation work in Asia using the percentage-of-completion method. Net sales also include amounts billed to customers for shipping and handling. The Company’s shipping costs are included in cost of sales.
Share-Based Payments
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Share-Based Payment, (“SFAS 123 (R)”) which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on their grant date fair value and requires the fair value of each option outstanding to be adjusted to reflect only those shares outstanding that are actually expected to vest. The Company’s implementation of SFAS 123(R) used the modified-prospective transition method where the compensation cost related to each unvested option outstanding as of January 1, 2006, was recalculated and any necessary adjustments were reflected in the first quarter of adoption. The Company estimates the fair value of each share-based payment on the date of grant using the Black-Scholes-Merton valuation method.
     The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six, month period ended June 30, 2007 and 2006 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cost of sales	$25,000	$4,000	$45,000	$4,000
Research and development	95,000	55,000	172,000	70,000
Sales and marketing	97,000	82,000	195,000	103,000
General and administrative	335,000	217,000	630,000	526,000

Total	$552,000	$358,000	$1,042,000	$703,000

     The fair value of the Company’s stock options granted to employees for the three and six months ended June 30, 2007 and the three and six months ended June 30, 2006, were estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Volatility	65.0%	78.0%	65.0%	78.0%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.6-5.0%	5.1%	4.6-5.0%	4.8-5.1%
Expected term in years	5.5	6.1	5.5	6.1
Weighted-average fair value	$1.71	$2.67	$1.71	$2.67
      Stock Option Plans
     On June 14, 2007, the stockholders of RAE Systems approved the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) at the annual meeting of the stockholders. The 2007 Plan replaces the Company’s existing 2002 Stock Option Plan (the “2002 Plan”). A total of 4,000,000 shares of the Company’s common stock are authorized for issuance under the 2007 Plan. The maximum number of shares that may be issued under the 2007 Plan will be increased from time to time by shares subject to options granted under the 2002 Plan that expire or are terminated and by shares acquired under the 2002 Plan that are forfeited or repurchased by the Company for the option holder’s purchase price. However, no more than 1,500,000 additional shares may be authorized for issuance under the 2007 Plan as a result of these adjustments.
     As of June 30, 2007, the Company has reserved 235,870 shares of common stock for issuance under its 1993 Stock Option Plan and 3,367,883 shares of common stock for issuance under the 2002 Stock Option Plan and 90,000 shares under the 2007 Plan. As of June 30, 2007, 3,910,000 shares of common stock remain available for future grants under the 2007 Plan.
Earnings Per Common Share
     Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Anti-dilutive shares excluded from diluted earnings per common share calculation for three and six month periods ended June 30, 2007 were 6,292,110 and 5,543,868, respectively. Anti-dilutive shares excluded from diluted earnings per common share calculation for three and six month periods ended June 30, 2006 were 3,042,524 and 2,850,177, respectively.
Segment Reporting
     The Company’s operating divisions consist of entities geographically based in the Americas, Asia and Europe. All such operating divisions have similar economic characteristics, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and accordingly, the Company operated as one reportable segment during the six months ended June 30, 2007 and 2006.
Variable Interest Entities
     S.A.R.L RAE France (“RAE France”) was identified by management as a variable interest entity. The Company is the primary beneficiary through its ownership of RAE Europe ApS. RAE France distributes and sells RAE products exclusively in France. RAE France had total sales of $375,000 and $329,000 in the quarter ended June 30, 2007 and 2006, respectively, and total sales of $801,000 and $684,000 in the six months ended June 30, 2007 and 2006, respectively. The Company has consolidated RAE France since December 2004.
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
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any of its eligible items and is in process of estimating the impact, if any, on its results of operations or financial position.

Note 2. Composition of Certain Financial Statement Items
Short-term investments

	June 30,	December 31,
	2007	2006
Certificates of deposit	$—	$1,050,000
U.S. government agencies	—	2,198,000

	$—	$3,248,000

Inventory

	June 30,	December 31,
	2007	2006
Raw materials	$4,720,000	$4,675,000
Work-in-progress	1,193,000	1,858,000
Finished goods	10,620,000	8,849,000

	$16,533,000	$15,382,000

Prepaid expenses and other current assets

	June 30,	December 31,
	2007	2006
Supplier advances and deposits	$2,210,000	$1,671,000
Prepaid insurance	507,000	430,000
Other current assets	1,383,000	429,000

	$4,100,000	$2,530,000

Property and equipment, net

	June 30,	December 31,
	2007	2006
Building and building improvements	$8,971,000	$8,150,000
Land	3,220,000	3,220,000
Equipment	4,219,000	4,043,000
Computer equipment	4,039,000	3,498,000
Automobiles	1,228,000	1,126,000
Furniture and fixtures	742,000	550,000
Construction in progress	217,000	53,000

	$22,636,000	$20,640,000

Less: accumulated depreciation	$7,001,000	$5,520,000

	$15,635,000	$15,120,000

Intangible assets, net

	June 30, 2007			December 31, 2006
	Gross	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Carrying Amount	Amortization	Amount	Amount	Amortization	Amount
Customer list	$3,752,000	$(1,119,000)	$2,633,000	$3,059,000	$(676,000)	$2,383,000
Patent and technology	2,009,000	(524,000)	1,485,000	1,966,000	(381,000)	1,585,000
Trade name	1,810,000	(555,000)	1,255,000	1,661,000	(401,000)	1,260,000
Trade secret	79,000	(7,000)	72,000	79,000	(3,000)	76,000

Total Intangible Assets	$7,650,000	$(2,205,000)	$5,445,000	$6,765,000	$(1,461,000)	$5,304,000

     Amortization expenses associated with intangible assets was $703,000 and $237,000 for the three months ended June 30, 2007 and 2006, respectively. Future amortization expense related to the net carrying amount of intangible assets at June 30, 2007 is estimated to be $629,000 for the remainder of fiscal 2007, $1,231,000 in fiscal 2008, $1,049,000 in fiscal 2009, $886,000 in fiscal 2010, $728,000 in fiscal 2011, $921,000 in fiscal 2012 and fiscal years subsequent of fiscal 2012.
Accrued liabilities

	June 30,	December 31,
	2007	2006
Compensation and related benefits	$2,439,000	$2,233,000
Accrued commissions	2,026,000	1,815,000
Accrued professional fees	921,000	1,066,000
Other	2,550,000	3,679,000

Total	$7,936,000	$8,793,000

Note 3. Income Tax
     The effective tax rate for the six months ended June 30, 2007 was 0.5% of pretax loss, compared to 28% of pretax loss for the same period in 2006. We calculated our interim income tax provisions based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result, the Company reported certain discrete tax expenses for the quarter, including a net expense of $25,000 for the accrual of interest applicable to uncertain tax positions through the period ended June 30, 2007.
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
     We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, on January 1, 2007. In accordance with the adoption of FIN 48, we recognized a charge of approximately $146,000 to the January 1, 2007 retained earnings balance. As of the June 30, 2007, the Company had gross unrecognized tax benefits of $1,013,000, accrued interest expense related to the unrecognized tax benefits of $60,000, and related penalties of $6,000. Accrued interest and penalties related to uncertain tax positions are recognized on a discrete basis as a component of tax expense.

     If the Company is able to eventually recognize these uncertain tax positions, $1,013,000 of the unrecognized benefit would reduce the effective tax rate. The Company anticipates a $242,000 increase to the uncertain tax positions applicable to 2007 foreign tax exposures related to transfer pricing, and this amount has been included as a component of the Company’s 2007 effective tax rate.
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
     The tax authority in Denmark has completed their audit of the Company’s subsidiary in Denmark for the fiscal year ended December 31, 2004. No adjustments were proposed. We are not currently under audit in any other tax jurisdiction.
Note 4. Comprehensive Income/(Loss)
Total comprehensive income/(loss) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(2,456,000)	$(54,000)	$(4,774,000)	$(1,085,000)
Other comprehensive income:
Foreign currency translation adjustments	455,000	101,000	759,000	261,000
Change in unrealized loss on investments, after tax	—	(13,000)	1,000	(13,000)

Total comprehensive income/(loss)	$(2,001,000)	$34,000	$(4,014,000)	$(837,000)

     The components of accumulated other comprehensive income were as follows:

	June 30,	December 31,
	2007	2006
Foreign currency translation adjustments	$2,005,000	$1,246,000
Unrealized loss on investments, after tax	—	(1,000)

Accumulated other comprehensive income	$2,005,000	$1,245,000

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
     A ten day arbitration proceeding was completed on March 16, 2007 under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. In an interim award, dated July 5, 2007, the arbitrator ruled that Polimaster failed to prove its claims and was not entitled to any relief, that the Company had proven its counterclaims and is awarded damages of approximately $2.4 million; and that the Company was entitled to file an application for attorney’s fees and costs, which it did on July 20, 2007. The interim award was unsealed pursuant to a stipulation and order dated July 24, 2007. Further determinations regarding the Company’s application for attorney’s fees and costs will be included in a final award, which will also incorporate the contents of the interim award. Although the Company has been awarded damages, and may also be awarded attorney’s fees and costs, at this time, the

Company is unable to determine whether it will be able to collect on any such awards due to uncertainty regarding Polimaster’s financial condition and other factors.
     From time to time, the Company is engaged in various legal proceedings incidental to its normal business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations or cash flows.
Operating leases
     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the quarters ended June 30, 2007 and 2006 was $292,000 and $169,000, respectively. Total rent expense for the six months ended June 30, 2007 and 2006 was $511,000 and $353,000, respectively. Future minimum lease payments for each of the next five years, from 2007 (the remaining six months) through 2011 and thereafter, excluding the Sunnyvale, California abandoned building lease, are $522,000, $762,000, $531,000, $386,000, $356,000 and $818,000, respectively.
     In December 2004, the Company purchased its current corporate headquarters in San Jose, California. The lease related to the Company’s previous headquarters in Sunnyvale, California was charged off as a loss on abandonment of lease during the second quarter of 2005. The total loss on abandonment of the lease was approximately $2.0 million. During the six months of 2007, based upon broker estimates of changes in real estate market conditions and other factors, it was considered more likely than not that the Company will be able to sublease the facility. The Company revised the estimated loss on abandonment of the lease and reduced operating expense by $596,000. As of June 30, 2007, future discounted lease payments related to the Sunnyvale building are included in accrued liabilities totaling $295,000 and other long-term liabilities totaling $467,000. Future minimum lease payments relating to the Sunnyvale lease for each of the next three years, from 2007 (the remaining six months) through 2009, are $118,000, $315,000 and $303,000, respectively.
Purchase obligations
     The Company has agreements with suppliers and other parties to purchase inventories and other goods and services. The Company estimates its non-cancelable obligations under these agreements to be approximately $6,966,000. All non-cancelable obligations related to inventories are expected to be delivered within the next 12 months. The Company periodically reviews the carrying value of its inventories and non-cancelable purchase commitments by evaluating material usage requirements and forecasts and estimates of inventory obsolescence, excess quantities and any expected losses on purchase commitments. The Company may record charges to adjust inventory values due to excess, obsolete and slow-moving inventory or due to a lower-of-cost or market analysis considering such factors as the impact of changes in technology, estimates of future sales volumes and market value estimates. There was no loss accrued related to current purchase obligations. However, any additional future write-down of inventories or loss accrued on inventory purchase commitments, if any, due to market conditions, may negatively affect gross margins in future periods.
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

Note 6. Warranty Reserves
     The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The following is a summary of the changes in these liabilities during the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Provision for products sold during period	$16,000	$78,000	$97,000	$115,000
Adjustment of prior period provision	(89,000)	(16,000)	(136,000)	—
Claims paid during the period	—	(87,000)	(2,000)	(151,000)
Foreign currency translation effects	2,000	—	4,000	—

Net increase/(decrease) in liabilities	$(71,000)	$(25,000)	$(37,000)	$(36,000)

Balance, beginning of period	$587,000	$366,000	$553,000	$377,000

Balance, end of period	$516,000	$341,000	$516,000	$341,000

Note 7. Revolving Credit Agreement
     On March 14, 2007, the Company signed a one year $15.0 million revolving credit agreement, which is available to help fund future growth and expansion. The agreement provides for borrowings up to $7.0 million based on a blanket security interest in the Company’s assets. An additional $8.0 million of borrowings will be available based on a percentage of qualifying assets. The Company is required to comply with certain bank specific reporting requirements whenever borrowings against the line of credit exceed $3.0 million, in addition to the on-going requirement to submit quarterly financial statements. The Company is in full compliance with all of the borrowing requirements, including certain financial covenants, and as such, has the full line available. As of June 30, 2007, there was approximately $2.0 million outstanding under the line of credit agreement.
Note 8. Related Party Transactions
     In conjunction with the original and subsequent additional investment in RAE KLH (Beijing) Co., Ltd (“RAE Beijing”), unsecured notes payable were established for the previous RAE Beijing shareholders as part of the purchase price agreement in May 2004 and July 2006. As of June 30, 2007 and December 31, 2006, $657,000 and $822,000, respectively, were included in the current portion of notes payable to related parties and $3,074,000 and $3,222,000, respectively, were included in long-term notes payable to related parties. Included in the current portion of notes payable is a sum of $216,000 due on and paid as of June 30, 2007. In addition, the future payment requirements for each of the next five years, from 2007 (the remaining six months) through 2011 and thereafter, are $401,000, $242,000, $1,761,000, $967,000 and $940,000, respectively.
     The notes issued in conjunction with the original RAE Beijing purchase in May 2004 were non-interest bearing and were recorded at net present value using a discount rate of 5.5%. In conjunction with the additional investment in RAE Beijing in July 2006, 11 million shares of preferred stock were issued to four shareholders of RAE Beijing. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, these preferred shares were classified as liabilities as they are mandatorily redeemable and were recorded as long-term notes payable to related parties. These preferred shares bear a dividend yield rate of 3% per annum, and were discounted using a market interest rate of 6.48%.
     The Company has a 40% ownership interest in Renex Technologies Ltd. (“Renex”), a Hong Kong company, and is accounting for its investment in the entity using the equity method of accounting. Accordingly, the Company has recorded $57,000 and $117,000 of equity in loss in unconsolidated affiliate in the second quarters of 2007 and 2006, respectively, and $75,000 and $181,000 in the first six months of 2007 and 2006, respectively. Additionally, the Company pays a 7.5% royalty to Renex for using certain modems developed by Renex. The Company made royalty payments totaling $35,000 to Renex during the first six months of 2007 and 2006. During the first six months of 2007 and 2006, the Company also purchased $497,000 and $191,000, respectively, of inventory items from Renex and sold $155,000 and $48,000 of inventory items to Renex, respectively. The Company also paid $50,000 to Renex relating to a research project in the first half of 2007. Accounts receivable due from Renex at June 30, 2007 and December 31, 2006 were $206,000 and $154,000, respectively. Accounts payable due to Renex at June 30, 2007 and December 31, 2006 were $217,000 and $360,000, respectively.
     The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary of $26,000 for the quarters ended June 30, 2007 and 2006, and $52,000 for the six months ended June 30, 2007 and 2006. Ms. Chen also receives standard employee benefits offered to all other full-time employees located in the United States. Ms. Chen does not report directly to Robert Chen and accordingly, compensation decisions regarding Ms. Chen are performed in the same manner as other United States employees.

Note 9. Business Combinations
     On January 3, 2007, RAE Systems (Asia) Ltd. entered into an agreement to purchase intellectual property from Tianjin Securay Technology Ltd. Co. (“Securay”) for Renminbi 12 million (approximately $1.5 million). This transaction, together with purchase agreements entered in 2006, completed our purchase of Securay. Including transactions entered into during 2006, total purchase price was $2.0 million cash. Assets purchased in 2006 amounting to $820,000 were recorded to acquisition in progress at December 31, 2006. The acquisition constitutes a business combination in accordance with criteria defined in Emerging Issues Task Force 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business”. The Company is in the process of completing the valuation of certain intangible assets and, accordingly, the purchase price allocation is subject to refinement. The following table allocates the purchase price to the preliminary fair values of assets acquired and liabilities assumed:

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
Overview
     We are a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical and radiation detection monitors and networks for industrial applications and homeland security. Founded in 1991 to develop technologies for the detection and early warning of hazardous materials, today we offer a full line of portable single-sensor chemical and radiation detection products. The market for our products has evolved from being strictly focused on environmental and industrial monitoring to now encompassing public safety and the threat of terrorism. In conjunction with two important transactions in 2006, our acquisition of Aegison Corporation and the formation of RAE Coal Mine Safety Instruments (RAE Fushun) Co., Ltd., a joint venture with the Liaoning Coal Industry Group Co., Ltd., of China, we expect to expand our market presence to include mobile digital video security in the United States and the broader energy exploration and refining safety equipment market, including the coal mine safety equipment market in China.
Recent Developments
     During 2007, RAE Fushun began operations and is contributing to the growth of our China operations. The Chinese Government has begun closing smaller unsafe coal mining operations and is expected to close up to 10,000 smaller and unsafe mines by the end of 2007. The government plans to consolidate the remaining mines into larger mining operations through a program dedicated to improving mine safety. As we gain visibility into this program, we believe RAE Fushun is well positioned with its customer base and RAE Systems’ access to international technology to capitalize on upcoming projects to modernize China’s coal mine infrastructure and operating safety.
     Operations in EMEA (Europe, Middle East, Africa, and Australia) experienced improved sales growth in the second quarter, particularly in the Middle East. Through our office in Dubai, we provide gas detection equipment to support oil production in the Middle East, Africa, and Central Asia. Improved sales growth was also experienced in Australia for continued expansion of homeland security applications, and in Hong Kong which serves the market for gas detection in the fast growing Pearl Delta region of southern China.
     In the Americas, we continued to strengthen our relationship with our channel partners. We established master distributor relationships in Canada to address the growing energy and homeland security sectors. Through these relationships we provide in-country technical support, product deliveries, and warranty service. We also established a direct sales organization in the US to address larger government and military programs, such as the Civil Support Teams and National First Responder Training centers.
     In June, we successfully launched the MiniRAE 3000 and ppbRAE 3000, our third generation photoionization detectors at the American Industrial Hygiene Association’s annual conference in Philadelphia, PA. Both products set a new standard for PID performance in the industry, extending RAE Systems’ leadership position in the detection of volatile organic compounds (VOCs) for use in environmental, industrial safety and emergency response applications.
     During the second quarter, we received an interim award in our arbitration with Polimaster. The arbitrator ruled that Polimaster failed to prove its claims and was not entitled to relief, RAE Systems had proven its counter claims and was to be awarded damages of approximately $2.4 million. The arbitrator further ruled that we may file an application for attorney’s fees and costs. In July 2007, we filed an application for attorneys’ fees.
Critical Accounting Policies and Significant Management Judgments
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate these estimates, including, but not limited to, those related to our allowance for doubtful accounts, valuation of goodwill and other intangible assets, inventory valuation, valuation of deferred tax assets, warranty reserves and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies affect our more significant judgments or estimates used in the preparation of our condensed consolidated financial statements.
Revenue Recognition
     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, we have experienced an insignificant amount of sales returns. We generally recognize revenue upon shipment to our distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provide for sales returns under standard product warranty provisions. For non-standard contract terms where title to goods passes upon delivery to the customer (FOB destination), revenue is recognized after we have established proof of delivery. Revenues related to services performed under our extended warranty program are recognized as earned based upon contract terms, generally ratably over the term of service. We record project installation work in Asia using the percentage-of-completion method. Net sales also include amounts billed to customers for shipping and handling. Our shipping costs are included in cost of sales.
Accounts Receivable, Trade Notes Receivable and Allowance for Doubtful Accounts
     We grant credit to our customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustments history, current economic conditions and other factors that deserve recognition in estimating potential losses. We generally do not require collateral for sales on credit. While management uses the best information available in making our determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management’s control. If there was a deterioration of a major customer’s credit-worthiness or if actual defaults were higher than what have been experienced historically, additional allowances would be required.
     Trade notes receivables are presented to us from some of our customers in China as a payment against the outstanding trade receivables. These notes receivables are bank guarantee promissory notes which are non-interest bearing and generally mature within six months.
Inventory
     Inventory is stated at the lower of cost, using the first-in, first-out method, or market. We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in the market, competitive pressures in products and prices, and the availability of key components from our suppliers. We have established inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for our products and market conditions. When recorded, reserves are intended to reduce the carrying value of the inventory to its net realizable value. If actual demand for specified products deteriorates, or market conditions are less favorable than those projected, additional reserves may be required.
Warranty Reserve
     We sell the majority of our products with a 12 to 24 month repair or replacement warranty from the date of shipment. We provide an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by the warranty periods, sales volumes, product failure rates, material usage, labor and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage, labor or replacement costs differ from our estimates, revisions to the estimated warranty obligations would be required. The warranty reserve represents the best estimate of the amount necessary to settle future and existing claims on products sold as of the balance sheet date. We periodically assess the adequacy of our reported warranty reserve and adjust the amounts in accordance with the changes in these factors.
Share-Based Payments
     Effective January 1, 2006, we adopted SFAS 123(R), which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on their grant date fair value and requires the fair value of each option outstanding to be adjusted to reflect only those shares outstanding that are actually expected to vest. Our implementation of SFAS 123(R) used the modified-prospective transition method where the compensation cost related to each unvested option outstanding as of January 1, 2006, was recalculated and any necessary adjustments were reflected in the first quarter of adoption. We estimate the fair value of each share-based payment on the date of grant using the Black-Scholes-Merton valuation method.
Business Combinations
     In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We typically engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets and goodwill.
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
Recent Accounting Pronouncements
     See Note 1 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Results of Operations
Three months ended June 30, 2007 compared with the three months ended June 30, 2006
Net Sales

	Three months ended June 30,
	2007	2006	Change	% Change
Net sales	$20,093,000	$15,901,000	$4,192,000	26%
     Net sales for the quarter ended June 30, 2007, increased by approximately $4.2 million (26%) over the quarter ended June 30, 2006. The increases in Net sales for the quarter ended June 30, 2007, consisted primarily of increased sales of approximately $2.9 million (47%) in Asia, $850,000 (43%) in Europe and $430,000 (6%) in the Americas over the same period in 2006. The $4.2 million increase in Asia was primarily due to $2.8 million of sales from RAE Fushun in the second quarter of 2007, which was not included in 2006. The increased sales in Europe for the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006, was primarily the result of increased sales of our products into the Eastern Europe and Middle East markets. The increase in the Americas was primarily related to new product introductions such as DoseRAE and MiniRAE 3000 as well as increased sales in our legacy product lines.
Cost of Sales & Gross Margin

	Three months ended June 30,
	2007	2006	Change	% Change
Cost of sales	$10,077,000	$7,439,000	$2,638,000	35%
Gross profit	$10,016,000	$8,462,000	$1,554,000	18%
Gross margin	50%	53%
     Cost of sales for the quarter ended June 30, 2007, increased by approximately $2.6 million (35%) over the quarter ended June 30, 2006, primarily as a result of increases in cost of sales due to the overall increased sales volume and due to increased sales in Asia, which generally has higher product costs and lower margins than other territories, primarily as a result of the distribution of third party products. Gross margin decreased by approximately 3% for the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006. The decrease in gross margin was primarily the result of increased sales in Asia which resulted in approximately a 2% overall decrease in gross margin.
Sales and Marketing Expense

	Three months ended June 30,
	2007	2006	Change	% Change
Sales and marketing	$6,328,000	$4,420,000	$1,908,000	43%
As % of net sales	31%	28%
     Sales and marketing expenses increased by approximately $1.9 million (43%) for the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006, primarily due to $980,000 increased payroll and benefit related expenses as a result of headcount increase in the U.S. and from the formation of the joint venture in Fushun, China in December 2006. $290,000 of increased travel costs also related to increased headcount in the U.S. Project expenses increased by $91,000 related to product marketing development projects. In addition, $240,000 increase in marketing expenses was due to higher demo units and increase in amortization expenses of $108,000 related to intangible assets obtained from acquisitions of Aegison in July 2006 and RAE Fushun in December 2006.

Research and Development Expense

	Three months ended June 30,
	2007	2006	Change	% Change
Research and development	$1,893,000	$1,453,000	$440,000	30%
As % of net sales	9%	9%
     Research and development expenses increased by approximately $440,000 (30%) during the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006, primarily due to a $200,000 increase in payroll and benefit related expenses due to increase in headcount in U.S. and from the formation of joint venture in Fushun, China in December 2006. Amortization expenses increased by $51,000 from the IP purchased through the acquisition of Aegison in July 2006. Project expenses increased by $137,000 mainly related to the addition of RAE Fushun which began operations in the first quarter of 2007.
General and Administrative Expense

	Three months ended June 30,
	2007	2006	Change	% Change
General and administrative	$4,053,000	$3,033,000	$1,020,000	34%
As % of net sales	20%	19%
     General and administrative expenses increased by $1.0 million (34%) in the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006, primarily comprised of $586,000 in payroll and benefit related expenses due to increase in headcount in the U.S. and Shanghai, and the additional headcounts from the formation of joint venture in Fushun, China in December 2006. Increase of $356,000 in professional fees, primarily comprised of $295,000 of legal costs associated with the Polimaster arbitration, with the remaining balance related to accounting and tax services resulting from the international nature of the business.
Other Income/(Expense)

	Three months ended June 30,
	2007	2006	Change	% Change
Interest income	$55,000	$260,000	$(205,000)	(79%)
Interest expense	(84,000)	(65,000)	$(19,000)	29%
Other, net	70,000	138,000	$(68,000)	(49%)
Equity in loss of unconsolidated affiliate	(57,000)	(117,000)	$60,000	(51%)

Total other income/(expense)	$(16,000)	$216,000	$(232,000)	(107%)

     For the quarter ended June 30, 2007, total other expense was $16,000 compared to total other income of $216,000 for the quarter ended June 30, 2006. The decrease was primarily the result of lower cash and marketable securities from funding our investments in RAE Beijing, RAE Fushun, Securay and Aegison Corporation since the first quarter of 2006. In addition, increase in interest expense due to the bank borrowings in the U.S. and decrease in other income from reduction of currency exchange gain in Europe, offset by improvement in equity loss from unconsolidated affiliate.
Income Tax Benefit/(Expense)

	Three months ended June 30,
	2007		2006	Change	% Change
Income tax benefit (expense)	$(184,000)		$305,000	$(489,000)	(160%)
Effective tax rate	(8%	)	134%
     The tax expense for the quarter ended June 30, 2007 was $184,000, or 8% of the loss before income taxes and minority interest, compared to a tax benefit of $305,000, or 134% of the loss before income taxes and minority interest, for the quarter ended June 30, 2006. We calculated our interim income tax benefits based on the estimated annual effective tax rate for the Company. However, as required by FIN 18, the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. The tax rate for the first quarter of fiscal year 2007 differed from the U.S. statutory rate primarily due to foreign earnings taxed at lower rates, nondeductible share based payment expenses under FAS 123(R), changes in the valuation allowance and additional provisions for uncertain tax positions applicable to fiscal year 2007. The tax rate for the first quarter of fiscal year 2006 differed from the U.S. statutory rate primarily due to foreign earnings taxed at lower rates, nondeductible share based payment expenses under FAS 123(R), changes in the valuation allowance and additional provisions for uncertain tax positions applicable to fiscal year 2006.
Minority Interest in Loss of Consolidated Entities

	Three months ended June 30,
	2007	2006	Change	% Change
Minority interest in loss of consolidated subsidiaries	$18,000	$(131,000)	$149,000	(114%)
     For the quarter ended June 30, 2007, the minority interest in loss of consolidated entities allocated to minority interest was $18,000, which related to the minority interest share of 4% in the losses from RAE Beijing, the minority interest share of 30% in the losses of RAE Fushun and a 51% majority investors share in the income of RAE France. During the quarter ended June 30, 2006, the minority interest in income of consolidated entities allocated to minority interest was $131,000, which related to the minority interest share of 36% in the losses from RAE Beijing and a 51% majority investors share in the income of RAE France.
Six months ended June 30, 2007 compared with the six months ended June 30, 2006
Net Sales

	Six months ended June 30,
	2007	2006	Change	% change
Net sales	$38,080,000	$28,327,000	$9,753,000	34%
     Net sales for the six-month period ended June 30, 2007 increased by $9.8 million (34%) over the same period in 2006. The increases in sales were primarily the result of increases in Asia of $6.2 million, the Americas of $2.3 million and Europe of $1.3 million. The increases during the six-month period ended June 30, 2007 as compared to the six-month period ended June 30, 2006 in Asia were primarily the result of sales from the joint venture at Fushun of $4.2 million during 2007. The increase in the Americas was primarily due to new product introductions which included the DoseRAE and the MiniRAE 3000. The increased sales in Europe were primarily due to sales to the industrial sector in Europe of our wireless systems in Europe during the six-month period ended June 30, 2007 as compared to the six-moth period ended June 30, 2006.
Cost of Sales & Gross Margin

	Six months ended June 30,
	2007	2006	Change	% change
Cost of sales	$18,903,000	$13,155,000	$5,748,000	44%
Gross profit	$19,177,000	$15,172,000	$4,005,000	26%
Gross margin	50%	54%
     Cost of goods sold for the six-months ended June 30, 2007 increased by $5.7 million over the same period in 2006. The increase in cost of goods sold was primarily due to higher unit shipment volume, a shift in sales in the Americas towards lower-margin portable products as well as from increases in lower margin installation services and distributor products in Asia. During the six-moth period ended June 30, 2007, as compared to the six-months ended June 30, 2006, the Company’s sales in Asia increased at a higher rate than in the Americas or Europe. The Company’s sales in Asia generally have a lower gross margin than other territories, primarily as a result of the distribution of third party products and construction projects which resulted in approximately a 3% reduction in the Company’s overall margin for the six-months ended June 30, 2007 as compared to the six-months ended June 30, 2007.

Sales and Marketing Expense

	Six months ended June 30,
	2007	2006	Change	% change
Sales and marketing	$11,681,000	$8,491,000	$3,190,000	38%
As % of net sales	31%	30%
     Sales and marketing expenses increased by approximately $3.2 million for the six-month period ended June 30, 2007 over the same period during 2006, primarily due to $2.0 million increased payroll and benefit related expenses as a result of headcount increase in the U.S. and from the formation of the joint venture in Fushun, China in December 2006. The $411,000 of increased travel costs also related to increase headcount in the U.S. Increase in amortization expenses of $253,000 related to intangible assets obtained from acquisitions of Aegison in July 2006 and RAE Fushun in December 2006 and increase in project expenses of $232,000 related to product marketing development projects. Marketing expenses increased by $151,000 due to increase in demo units in marketing department.
Research and Development Expense

	Six months ended June 30,
	2007	2006	Change	% change
Research and development	$3,665,000	$2,726,000	$939,000	34%
As % of net sales	10%	10%
     Research and development expenses increased by approximately $939,000 (34%) for the six-month period ended June 30, 2007, primarily due to a $414,000 increase in payroll and benefit related expenses due to increase in headcount in U.S. and from the formation of the joint venture in Fushun, China in December 2006. The $242,000 increase in project expenses was due to the addition of RAE Fushun which began operations in the first quarter of 2007 and an increase in development expenses to qualify products for new markets in the U.S.
General and Administrative Expense

	Six months ended June 30,
	2007	2006	Change	% change
General and administrative	$9,239,000	$6,002,000	$3,237,000	54%
As % of net sales	24%	21%
     General and administrative expenses increased by approximately $3.2 million (54%) for six months ended June 30, 2007 over the same period during 2006, primarily comprised of $1.5 million in payroll and benefit related expenses due to increase in headcount in the U.S. and Shanghai, and the additional headcount from the formation of the joint venture in Fushun, China in December 2006. The increase of $1.8 million in profession fees was primarily comprised of $1.4 million legal costs associated with the Polimaster arbitration, with the remaining balance related to accounting and tax services resulting from the international nature of the business.
Other Income/(Expense)

	Six months ended June 30,
	2007	2006	Change	% change
Interest income	$119,000	$434,000	$(315,000)	(73)%
Interest expense	(153,000)	(86,000)	(67,000)	78%
Other, net	85,000	166,000	(81,000)	(49)%
Equity in loss of unconsolidated affiliate	(75,000)	(181,000)	106,000	(59)%

Total other income/(expense)	$(24,000)	$333,000	$(357,000)	(107)%

     For the six months ended June 30, 2007, total other expense was $24,000 as compared to total other income of $333,000 for the six months ended June 30, 2006. The decrease in total other income was primarily the result of lower cash and marketable securities from funding our investments in RAE Beijing, RAE Fushun, Securay and Aegison Corporation since the first quarter of 2006. In addition, increase in interest expense due to the bank borrowings in the U.S. and decrease in other income from reduction of currency exchange gain in Europe, offset by improvement in equity loss from unconsolidated affiliate.

Income Tax Benefit

	Six months ended June 30,
	2007	2006	Change	% change
Income tax benefit	$23,000	$484,000	$(461,000)	(95%)
Effective tax rate	0.5%	28%
     The tax benefit for the six-month period ended June 30, 2007 was $23,000 or 0.5% of the loss before income taxes and minority interest, compared to $484,000 or 28% of the loss before income taxes and minority interest in the same period of 2006. We calculated our income tax provisions based on the estimated annual effective tax rate for the Company. However, as required by FIN 18, the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. The tax rate for the first six months of fiscal year 2007 differed from the U.S. statutory rate primarily due to foreign earnings taxed at lower rates, nondeductible share based payment expenses under FAS 123(R), changes in the valuation allowance and additional provisions for uncertain tax positions applicable to fiscal year 2007. The tax benefit for the six months ended June 30, 2006 primarily related to foreign earnings taxed at lower rates, nondeductible share based payment expenses under SFAS No. 123(R), changes in the valuation allowance and the release of tax reserves and interest at the conclusion of a regular IRS tax return audit for the year ended 2003.
Minority Interest in Loss of Consolidated Entities

	Six months ended June 30,
	2007	2006	Change	% change
Minority interest in loss of consolidated subsidiaries	$39,000	$145,000	$(106,000)	(73)%
     For the six months ended June 30, 2007, the minority interest in loss of consolidated entities allocated to minority interest was $39,000, which related to the minority interest share of 4% in the losses from RAE Beijing, the minority interest share of 30% in the losses of RAE Fushun and a 51% majority investors share in the income of RAE France. During the six months ended June 30, 2006, the minority interest in income of consolidated entities allocated to minority interest was $145,000, which related to the minority interest share of 36% in the losses from RAE Beijing and a 51% majority investors share in the income of RAE France.
Liquidity and Capital Resources
     We have financed our operations primarily through cash flow from operations, proceeds from the issuance of equity securities, and bank borrowings. As of June 30, 2007, we had $10.4 million in cash and cash equivalents compared with $21.4 million of cash, cash equivalents and investments at December 31, 2006. At June 30, 2007, we had $32.7 million of working capital and had a current ratio of 2.5 to 1.0 compared to $36.6 million of working capital and a current ratio of 2.6 to 1.0 at December 31, 2006.
     On March 14, 2007, we signed a one year $15.0 million revolving credit agreement, which is available to help fund future growth and expansion. The agreement provides for borrowings up to $7.0 million based on a blanket security interest in our assets. An additional $8.0 million of borrowings will be available based on a percentage of qualifying assets. We are required to comply with certain bank specific reporting requirements whenever borrowings against the line of credit exceed $3.0 million, in addition to the on-going requirement to submit quarterly financial statements. We are in full compliance with all of the borrowing requirements, including certain financial covenants, and as such, have the full line available. As of June 30, 2007, there was approximately $2.0 million outstanding under the line of credit agreement.

	Six months ended June 30,
	2007	2006
Net cash provided by/(used in):
Operating activities	$(9,815,000)	$(2,138,000)
Investing activities	397,000	1,657,000
Financing activities	1,644,000	282,000
Effect of exchange rate changes on cash and cash equivalents	89,000	84,000

Net decrease in cash and cash equivalents	$(7,685,000)	$(115,000)

     Net cash used by operating activities for the six months ended June 30, 2007, was $9.8 million compared with $2.1 million for the six months ended June 30, 2006. The $7.7 million decrease in operating cash flows for the six months ended June 30, 2007, versus the six months ended June 30, 2006, was primarily due to $3.7 million of decreased profitability after adjusting for non-cash items combined with an increase of $4.0 million in net cash used to fund operations compared to the first six months of 2006. In addition to a net loss of $4.8 million for the six months ended June 30, 2007 compared to a net loss of $1.1 million for the same period ended June 30, 2006, the decrease in profitability after adjusting for non-cash items was increased due to $300,000  more in stock-based compensation and $400,000  of additional depreciation and amortization offset by a $600,000  gain on the adjustment to lease abandonment accrual. Cash used in funding the changes in operating assets and liabilities during the six month period ended June 30, 2007 was primarily made up of a $1.3 million increase in inventories, a $1.1 million increase in prepaid expenses and other current assets, a $1.0 million increase in other assets, a $3.1 million decrease in accounts payable, a $245,000 decrease in income taxes and a $360,000 decrease in accrued liabilities. Cash used in funding the changes in operating assets and liabilities during the six month period ended June 30, 2006 was primarily made up of a $2.4 million increase in inventory, a $800,000  increase in accounts receivable, a $900,000 increase in prepaid expenses and current assets, a $800,000  decrease in accrued liabilities and a $1.3 million decrease in income taxes, all offset by a $2.5 million increase in accounts payable.
     Net cash provided by investing activities for the six months ended June 30, 2007 and 2006, was $397,000 and $1.7 million, respectively. Cash provided by investing activities consisted mainly of proceeds from investments ($3.2 million) offset by cash used in acquiring businesses, net of cash received ($1.7 million). Acquisition of property was $1.1 million for the first six months of 2007 and $1.4 million for the first six months of 2006, as we continued to make investments in our infrastructure to support our growth and productivity initiatives.
     Net cash provided by financing activities was $1.6 million and $282,000 for the six months ended June 30, 2007 and 2006, respectively, primarily as a result of borrowings from our bank line of credit and the exercise of stock options, offset by decreases in notes payable to related parties.
     We believe that our existing balances of cash and cash equivalents, cash generated from product sales and available bank line of credit will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and future results of operations. Any future financing we may require may be unavailable or on unfavorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or could prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our current stockholders.
Contractual Obligations
     We lease certain manufacturing, warehousing and other facilities under operating leases expiring in various years through 2011. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The following table quantifies our known contractual obligations as of June 30, 2007:

	Total	2007 (six months)	2008	2009	2010	2011	Thereafter
Operating lease obligations	$4,110,000	$640,000	$1,077,000	$834,000	$386,000	$356,000	$818,000
Open purchase orders	$6,966,000	$6,966,000	—	—	—	—	—
Notes payable to related parties	$4,312,000	$401,000	$242,000	$1,761,000	$967,000	$940,000	—

Total	$15,388,000	$8,007,000	$1,319,000	$2,595,000	$1,353,000	$1,296,000	$818,000

     Due to the adoption of FIN 48, a $146,000 liability was recorded in the first quarter of 2007. We do not expect this liability to be satisfied within the next twelve months.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The following discussion analyzes our disclosure of market risk related to concentration of credit risk, changes in interest rates and foreign currency exchange rates.
Concentration of Credit Risk
     Currently, we have cash and cash equivalents deposited with major financial institutions in the countries where we conduct business. Our deposits may exceed the amount of insurance available to cover such deposits. To date, we have not experienced any losses of deposits of cash and cash equivalents. Management regularly reviews our deposit amounts and the credit worthiness of the financial institution which hold our deposits.

Interest Rate Risk
     As of June 30, 2007, we had cash and cash equivalents of $10.4 million. Changes to interest rates over time may reduce or increase our interest income from our interest bearing cash accounts. However, if, for example, there is a hypothetical 150 basis point (1.5%) change in the interest rates in the United States, the impact on our current cash and cash equivalents would be insignificant.
Foreign Currency Exchange Rate Risk
     For the second quarter of 2007, a substantial portion of our recognized revenue was generated by our Asia operations (46%) and was primarily denominated in Renminbi (“RMB”). Revenue denominated in U.S. dollars are generated primarily from operations in the Americas (40%) and revenues from our European operations (14%) was primarily denominated in Euros. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Since January 2006, our operations in China have been affected by currency fluctuations due to an approximate 5.5% appreciation of the RMB relative to the U.S. dollar.
     Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on lower cost capacity and efficiencies in supply-chain management. In 2004 and 2006, we made strategic investments in China with the acquisition of a 96% interest in RAE Beijing, a Beijing-based manufacturer and distributor of environmental safety and security equipment and the formation of RAE Fushun in late 2006 to capitalize on increases in demand for safety equipment in the mining and energy sectors in China. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the U.S. dollar and other currencies. If, for example, in the second quarter of 2007 there was a hypothetical 10% change in the RMB relative to the U.S. dollar, the impact on our profits would have been approximately $348,000 for the six months ended June 30, 2007. If the currencies in all other countries in Europe and Asia where we have operations were to change in unison with the RMB by a hypothetical 10% against the U.S. dollar the approximate impact on our profits would be approximately $570,000 for the quarter ended June 30, 2007. The reduction in the impact of the RMB is due to the offset of changes in reported net sales in our other units resulting from changes in those countries local currencies.
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
Item 4. Controls and Procedures
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007 based on the material weaknesses in internal control over financial reporting as identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 which has not been fully remediated as of June 30, 2007.
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
Changes in Internal Control Over Financial Reporting
     As previously disclosed in the Company’s annual report in Form 10-K for the fiscal year ending December 31, 2006, under Part II, Item 9A, Controls and Procedures, management identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2006, relating to assurance that information from its Chinese subsidiaries had been properly adjusted to U.S. GAAP for inclusion in its annual or interim financial statements. As a consequence, beginning with the first quarter of 2007, management of the Company initiated steps to implement a number of compensating controls and remediation measures to improve the level of assurance that the information from its Chinese subsidiaries has been properly adjusted to U.S. GAAP. These controls include:
•	Implementation in China of U.S. GAAP accounting policies for depreciation, inventory reserves and balance sheet classification that is consistent with the Company’s overall accounting policy.

•	Providing the Company’s accounting staff in China with extended training on the proper implementation of U.S. GAAP accounting policies for depreciation on property and equipment, inventory and balance sheet classification of assets and liabilities.

•	Implementation of specific accounting procedures and templates for calculating and reporting depreciation, reserves and balance sheet classifications.

•	The Corporate Controller and Chief Financial Officer conducting extensive quarterly reviews of financial records of the Company’s Chinese operations.

•	Assessing the requirement to hire additional U.S. GAAP trained accounting personnel in China.
     Management believes the additional reviews and monitoring procedures instituted by the Company have mitigated the control deficiencies with respect to the preparation of this quarterly report on Form 10-Q.
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
     A ten day arbitration proceeding was completed on March 16, 2007 under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. In an interim award, dated July 5, 2007, the arbitrator ruled that Polimaster failed to prove its claims and was not entitled to any relief, that the Company had proven its counterclaims and is to be awarded damages of approximately $2.4 million; and that the Company was entitled to file an application for attorney’s fees and costs, which it did on July 20, 2007. The interim award was unsealed pursuant to a stipulation and order dated July 24, 2007. Further determinations regarding the Company’s application for attorney’s fees will be included in a final award, which will also incorporate the contents of the interim award. As indicated in the Company’s July 13, 2007 announcement, although the Company has been awarded damages, and may also be awarded attorney’s fees and costs, at this time, the Company is unable to determine whether it will be able to collect on any such awards due to uncertainty regarding Polimaster’s financial condition and other factors.
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
     We recorded a net loss of $4.8 million for the first half of fiscal 2007, $1.5 million for fiscal year 2006 and a net loss of $800,000 for fiscal year 2005. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely result in a negative effect on the market price of our stock. In addition, our financial results have historically bordered at or near profitability, and if we continue to perform at this level, the financial impact may be magnified and we may experience a disproportionate impact on our trading price as a result.
We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
     Our future capital requirements depend on many factors, including potential future acquisitions and our ability to generate revenue and control costs. Should we have the need to raise additional capital, there can be no assurance we will be able to do so at all or on favorable terms. In the case of any future equity financings, dilution to our stockholders could result and, in any case, such securities may have rights, preferences and privileges that are senior to those of our common stock. If we are unable to obtain needed capital on favorable terms, or at all, our business and results of operations could be harmed and our liquidity could be adversely affected.
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
U.S. securities laws and regulations have and are likely to continue to increase our costs.
     Since passage of the Sarbanes-Oxley Act of 2002 (the “Act”), we have spent increased costs and efforts in corporate governance, securities disclosure and compliance practices. Compliance with these rules continues to cause us to maintain high legal, financial and accounting costs, and we expect these increased costs to continue indefinitely.
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
     In our fiscal year 2005 annual report on Form 10-K, management identified three material weaknesses. The weaknesses were related to our calculation of share-based compensation and diluted shares in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” inadequate control over our accounting and reporting of certain non-routine transactions occurring at two of our foreign operations and an inadequate number of accounting and finance personnel or consultants sufficiently trained to address some of the complex accounting and financial reporting matters that arise from time-to-time. In connection with year-end work on our fiscal year 2006 Form 10-K, management identified a material weakness in the Company’s internal control relating to assurance that information from its Chinese subsidiaries has been properly adjusted to generally accepted accounting principles in the United States for inclusion in its annual or interim financial statements. A discussion of the material weaknesses in our internal control over financial reporting and management’s remediation efforts is available under the subheading “Management’s Report on Internal Control over Financial Reporting,” in our annual report of Form 10-K and under the subheading “Controls and Procedures” herein.
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
     Our business is increasingly dependent upon government funded projects. Decisions on what types of projects are to be funded by local, state and federal government agencies will have a material impact on our business. The current Federal budget for the Department of Homeland Security is a source for funding for many of our customers either directly or through grants to state and local agencies. However, if the government does not fund projects that our products are designed to address, or funds such projects at levels lower than we expect, our business and results of operations will be harmed.

     Government contracts also contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. For example, a portion of our federal contracting was done, and may in the future be done, through the Federal Supply Schedules from the United States General Services Administration (GSA). Our GSA Schedule contract, like all others, included a clause known as the “Price Reductions” clause; the terms of that clause are similar but not identical to a “most favored customer” clause in commercial contracts. Under that clause, we had agreed that the prices to the government under the GSA Schedules contract would maintain a constant relationship to the prices charged to certain commercial customers, i.e., when prices to those benchmark customers drop, our prices on our GSA Schedules contract would be adjusted accordingly. Although we undertook extensive efforts to comply with the Price Reductions clause, it is possible that we may have an unreported discount offered to a “Basis of Award” customer and may have failed to honor the obligations of the Price Reductions clause. If that occurred, or if it occurs in the future under other GSA Schedule contracts, we could, under certain circumstances, be subject to an audit, an action in fraud, or other adverse government actions or penalties.
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
     We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For the six months ended June 30, 2007, approximately 42% of our revenues were from sales to customers located in Asia and approximately 14% of our revenues were from sales to customers located in Europe. For the fiscal years ended December 31, 2006 and 2005, approximately 38% and 33% of our revenues, respectively, were from sales to customers located in Asia and approximately 13% and 11% of our revenues, respectively, were from sales to customers located in Europe. We have manufacturing facilities in China and in the United States. A significant portion of our products and components are manufactured at our facility in Shanghai, China.
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
     Our ability to import products from China at current tariff levels could be materially and adversely affected if the “normal trade relations” (“NTR,” formerly “most favored nation”) status the United States government has granted to China for trade and tariff purposes is terminated. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other “normal” trading partners. China’s NTR status, coupled with its membership in the World Trade Organization, could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China’s membership in the World Trade Organization or NTR status will not change. As a result of opposition to certain policies of the Chinese government and China’s growing trade surpluses with the United States, there has been, and in the future may be, opposition to NTR status for China. Also, the imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of NTR status with, China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Because of the importance of our international sales and international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly and adversely affected if any of the risks described above were to occur.
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
     In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights or disputes relating to the validity or alleged infringement of third-party rights, including patent rights, we have been, and may in the future, be subject to claims, negotiations or complex, protracted litigation, such as our dispute with Polimaster. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. We may incur significant costs in acquiring the necessary third party intellectual property rights for use in our products. Third party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on less favorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements any one of which could seriously harm our business.
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
     We distribute our products in the Americas primarily through distributors. We are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. For example, we derived approximately 68% of our Americas’ revenues from our sales distribution channels in the six months ended June 30, 2007. We also believe our future growth depends materially on the efforts of distributors. In addition, the contractual obligations of our distributors to continue carrying our products are subject to a sixty-day termination notice by either party for convenience. If one or more of our distributors were to experience financial difficulties or become unwilling to promote and sell our products for any reason, including any refusal to renew their commitment as our distributor, we might not be able to replace such lost revenue, and our business and results of operations could be materially harmed.
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
Acquisitions that we undertake or entries into new lines of business could be difficult to integrate, disrupt our business, dilute stockholder value or harm our results of operations.
     In 2006, we acquired Aegison Corporation, acquired an additional 32% of ownership of RAE Beijing and, with the formation of RAE Fushun, entered into the mine safety business. In addition, during January 2007, we completed the acquisition of Securay. We may acquire or make additional investments in complementary businesses, technologies, services or products and enter into new lines of business if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations or entry into a new line of business in which we are inexperienced may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses related to goodwill recognition and other intangible assets, any of which could harm our business.
     With the formation of RAE Fushun in December 2006, we are now involved in safety products in the Chinese coal mining industry and energy sectors. In developing and marketing this new line of business and new products, we will invest significant time and resources. Initial timetables for the introduction and development of this new line of business and new products may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of this new line of business or new products in this line. Therefore, we may be unable to take full advantage of business opportunities for the mine safety business and we may encounter difficulties in meeting our expectations or the expectations of investors for the operating results of the mine safety business.
Our ownership interest in Renex may cause us to incur losses that we would not otherwise incur.
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
     Our executive officers and directors and principal stockholders, in the aggregate, beneficially own approximately 33% of our common stock as of June 30, 2007. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Securities Holders
     At our annual meeting on June 14, 2007, the stockholders elected the nominees for Class II directors to our Board of Directors. The votes were as follows:

		Withheld
Nominee	For	Authority
Lyle D. Feisel	53,613,943	26,073
Neil W. Flanzraich	53,635,187	4,829

     The terms for Lyle D. Feisel and Neil W. Flanzraich will expire at the 2010 annual meeting. The following directors’ terms of office continue until the annual meeting indicated: Robert I. Chen and Sigrun Hjelmquist (Class III term expires at the 2008 annual meeting) and Peter C. Hsi, James W. Power and A. Marvin Strait (Class I term expires at the 2009 annual meeting).
     The following matter was also submitted to and approved by a vote of the stockholders with the results of the voting being as shown:
     Proposal to ratify to approve the 2007 equity incentive plan:

For:	32,600,408
Against:	4,274,772
Abstained:	178,411
     Proposal to ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2007:

For:	53,772,775
Against:	672,386
Abstained:	28,575
     The proposal to ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2007 was withdrawn as Deloitte & Touche, LLP has been appointed as the Company’s independent registered public accounting firm for the year ended December 31, 2007 as announced in the Company’s Form 8-K filing with the SEC on June 7, 2007.
Item 5. Other Information
     None
Item 6. Exhibits
     The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit
Number	Description of Document
2.1	Intellectual property purchase agreement signed January 3, 2007 between RAE Systems (Asia) Ltd., and Secuary Liquidation Team.(1)

2.2	Production equipment and inventory purchase agreement signed October 23, 2006 between RAE Systems (Shanghai) Inc. and Secuary Liquidation Team.(1)

2.3	Fixed assets purchase agreement signed October 23, 2006 between RAE KLH Technologies (Beijing) Company Limited. and Secuary Liquidation Team.(1)

10.15	RAE Systems Inc. 2007 Equity Incentive Plan.(2)

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

(1)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on May 31, 2007 and incorporated herein by reference.
(2)	Previously filed as Appendix A to the Registrant’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 on April 27, 2007 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
August 8, 2007

RAE SYSTEMS INC.
By:	/s/ Randall Gausman
Randall Gausman
Vice President and Chief Financial Officer