Form 10-Q
period 2007-09-30
RAE SYSTEMS INC
filed 2007-11-08
CIK 1084876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007

Common stock, $0.001 par value per share	59,171,980 shares

RAE Systems Inc.

PART I. Financial Information
Item 1. Financial Statements
RAE Systems Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$8,158	$18,119
Short-term investments	—	3,248
Trade notes receivable	1,661	1,977
Accounts receivable, net of allowances of $1,510 and $843, respectively	24,597	16,966
Accounts receivable from affiliate	195	154
Inventories, net	17,994	15,382
Prepaid expenses and other current assets	3,677	2,530
Income taxes receivable	2,507	968
Deferred tax assets, current	1,106	935

Total current assets	59,895	60,279

Property and equipment, net	16,284	15,120
Acquisition in-progress	—	820
Intangible assets, net	3,271	5,304
Goodwill	3,058	3,760
Investment in unconsolidated affiliate	387	420
Deferred tax assets, non-current	2,864	3,402
Other assets	1,668	648

Total assets	$87,427	$89,753

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED ENTITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,684	$7,187
Accounts payable to affiliate	343	360
Payable to Fushun shareholders	1,516	3,926
Bank line of credit	6,720	—
Accrued liabilities	8,381	8,793
Notes payable to related parties, current	183	822
Income taxes payable	—	520
Deferred revenue, current	1,526	2,030

Total current liabilities	26,353	23,638

Deferred revenue, non-current	555	736
Deferred tax liabilities, non-current	448	438
Other long-term liabilities	1,246	1,045
Notes payable to related parties, non-current	2,327	3,222

Total liabilities	30,929	29,079

COMMITMENTS AND CONTINGENCIES (NOTE 5)

MINORITY INTEREST IN CONSOLIDATED ENTITIES	4,614	4,495

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized; 59,177,892 and 59,274,596 shares issued and outstanding, respectively	59	59
Additional paid-in capital	60,499	58,828
Accumulated other comprehensive income	2,639	1,245
Accumulated deficit	(11,313)	(3,953)

Total stockholders’ equity	51,884	56,179

Total liabilities, minority interest in consolidated entities and shareholders’ equity	$87,427	$89,753

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$25,333	$18,489	$63,323	$46,816
Cost of sales	12,011	8,588	30,880	21,743

Gross profit	13,322	9,901	32,443	25,073

Operating expenses:
Sales and marketing	6,021	4,040	17,323	12,531
Research and development	1,819	1,478	5,314	4,204
General and administrative	4,326	3,651	13,417	9,653
Adjustment to lease abandonment accrual	—	—	(595)	—

Total operating expenses	12,166	9,169	35,459	26,388

Operating income (loss) from continuing operations	1,156	732	(3,016)	(1,315)
Other income (expense):
Interest income	26	195	145	629
Interest expense	(316)	(73)	(468)	(159)
Other, net	243	53	328	217
Equity in gain (loss) of unconsolidated affiliate	40	(54)	(35)	(235)

Income (loss) from continuing operations before income taxes and minority interest	1,149	853	(3,046)	(863)
Income tax benefit (expense)	(270)	(221)	(403)	264

Income (loss) before minority interest	879	632	(3,449)	(599)
Minority interest in income (loss) of consolidated subsidiaries	(4)	(69)	35	76

Income (loss) from continuing operations	875	563	(3,414)	(523)
Loss from discontinued operations, net of tax	(3,291)	(51)	(3,776)	(51)

Net income (loss)	$(2,416)	$512	$(7,190)	$(574)

Basic net income (loss) per share
Continuing operations	$0.01	$0.01	$(0.06)	$(0.01)
Discontinued operations	(0.05)	—	(0.06)	—

Basic net income (loss) per share	$(0.04)	$0.01	$(0.12)	$(0.01)

Diluted net income (loss) per share
Continuing operations	$0.01	$0.01	$(0.06)	$(0.01)
Discontinued operations	(0.05)	—	(0.06)	—

Diluted net income (loss) per share	$(0.04)	$0.01	$(0.12)	$(0.01)

Weighted average common shares outstanding-Basic	58,889	58,546	58,806	58,179
Stock options and warrants	723	942	—	—

Weighted average common shares outstanding-Diluted	59,612	59,488	58,806	58,179

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,190)	$(574)
Loss from discontinued operations	(3,776)	(51)

Loss from continuing operations	(3,414)	(523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,954	2,253
Loss on disposal of property and equipment	3	142
Stock based compensation expense	1,508	1,166
Equity in loss of unconsolidated affiliate	35	235
Minority interest in losses of consolidated subsidiary	(35)	(76)
Deferred income taxes	(37)	10
Adjustment to lease abandonment accrual	(596)	—
Amortization of discount on notes payable to related parties	66	132
Changes in operating assets and liabilities:
Accounts receivable	(6,057)	(5,247)
Accounts receivable from affiliate	(40)	(39)
Trade notes receivable	383	890
Inventories	(2,681)	(1,943)
Prepaid expenses and other current assets	(857)	(13)
Other assets	(1,004)	192
Accounts payable	299	1,796
Accounts payable to affiliate	(25)	72
Payable to Fushun shareholders	(2,435)	—
Accrued liabilities	51	(197)
Income taxes	(570)	(1,249)
Deferred revenue	(737)	914
Other liabilities	(147)	(332)

Net cash used in operating activities of continuing operations	(13,336)	(1,817)
Net cash used in operating activities of discontinued operations	(1,029)	(51)

Net cash used in operating activities	(14,365)	(1,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(12,626)
Proceeds from sales and maturities of investments	3,248	11,589
Proceeds from sales prior to maturity of investments	—	6,223
Business acquisitions, net of cash acquired	(1,014)	(6,934)
Acquisition of property and equipment	(2,587)	(2,000)

Net cash used in investing activities	(353)	(3,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and warrants	73	403
Repurchases of common stock	(315)	—
Dividends paid	(22)	—
Borrowings from bank line of credit	6,710	—
Payments on notes payable to related parties	(1,635)	(400)

Net cash provided by financing activities	4,811	3

Effect of exchange rate changes on cash and cash equivalents	(54)	73
Decrease in cash and cash equivalents	(9,961)	(5,540)
Cash and cash equivalents at beginning of period	18,119	13,524

Cash and cash equivalents at end of period	$8,158	$7,984

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The financial information presented in this Form 10-Q is unaudited and is not necessarily indicative of the future consolidated financial position, results of operations or cash flows of RAE Systems Inc. (the “Company” or “RAE Systems”). The unaudited condensed financial statements contained in this Form 10-Q have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at the date of the interim balance sheets, results of operations and its cash flows for the stated periods, in conformity with the accounting principles generally accepted in the United States of America. The consolidated balances at December 31, 2006 were derived from the audited financial statements included in the Company’s Annual Report (“Annual Report”) on Form 10-K for the year ended December 31, 2006. The financial statements included in this report should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Annual Report.
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
Investments
     The Company’s investments have been classified as available-for-sale, and therefore, are carried at fair market value. Available-for-sale securities are stated at fair market value based upon quoted market prices of the securities. Unrealized gains and losses on such securities are reported as a separate component of shareholders’ equity. Realized gains and losses on available-for-sale securities are included in interest income.
Revenue Recognition
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company generally recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (Free on board,“FOB” factory) and provides for sales returns under standard product warranty provisions. For non-standard contract terms where title to goods pass upon delivery to the customer (FOB destination), revenue is recognized after the Company has established proof of delivery. Revenues related to services performed under the Company’s extended warranty program are recognized as earned based upon contract terms, generally ratably over the term of service. The Company records project installation work in Asia using the percentage-of-completion method. Net sales also include amounts billed to customers for shipping and handling. The Company’s shipping costs are included in cost of sales.
Share-Based Payments
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, (“SFAS 123 (R)”). Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award and recognized in expense over the requisite service period.

     The impact on the Company’s results from continuing operations of recording stock-based compensation by function for the three and nine month periods ended September 30, 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2007	2006	2007	2006
Cost of sales	$42	$46	$88	$50
Sales and marketing	67	86	262	189
Research and development	87	65	254	134
General and administrative	274	269	904	793

Total	$465	$466	$1,508	$1,166

     In addition, the Company recorded stock-based compensation expenses from discontinued operations of $549,000 and $47,000 during the third quarter of 2007 for sales and marketing and research and development, respectively. These costs are included in the loss from discontinued operations, net of tax on the Company’s Condensed Consolidated Statement of Operations.
     The following is a summary of options (in thousands, except weighted-average exercise price):

	Options Outstanding
	Number	Weighted-Average
	Of Shares	Exercise Price
Balance as of January 1, 2007	3,139	$3.22
Granted	—	—
Exercised	(27)	2.55
Canceled	(19)	3.91

Balance as of March 31, 2007	3,093	3.22
Granted	680	2.81
Exercised	(5)	0.88
Canceled	(74)	5.75

Balance as of June 30, 2007	3,694	3.10
Granted	150	2.34
Exercised	—	—
Canceled	(206)	5.00

Balance as of September 30, 2007	3,638	2.98

     The fair value of the Company’s stock options granted to employees for the three and nine months ended September 30, 2007 and 2006 were estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	65%	77%	65%	78%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.4-4.9%	4.9%	4.4-5.0%	4.8-5.1%
Expected term in years	5.5	6.1	5.5	6.1
Weighted-average fair value	$1.43	$1.98	$1.66	$2.61
     Stock Option Plans
     In June 2007, the shareholders of RAE Systems approved the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) at the annual meeting of shareholders. The 2007 Plan replaces the Company’s existing 2002 Stock Option Plan (the “2002 Plan”). A total of 4,000,000 shares of the Company’s common stock is authorized for issuance under the 2007 Plan. The maximum number of shares that may be issued under the 2007 plan will be increased from time to time by shares subject to options granted under the 2002 Plan that expire or are terminated and by shares acquired under the 2002 Plan that are forfeited or repurchased by the Company for the option holder’s purchase price. However, no more than 1,500,000 additional shares may be authorized for issuance under the 2007 Plan as a result of these adjustments.

     As of September 30, 2007, the Company has reserved 235,870 shares of common stock for issuance under its 1993 Stock Option Plan, 3,161,797 shares under the 2002 Plan and 240,000 shares under the 2007 Plan. As of September 30, 2007, 3,966,086 shares of common stock remain available for future grants under the 2007 Plan.
     Non-Plan Stock Options
     In 2002, the Company granted certain of its directors options to purchase 400,000 shares of non-plan restricted stock at a weighted-average exercise price of $0.99. Twenty five percent of these options vested after one year with the remainder vesting monthly over the following three years. The vested shares are exercisable over ten years.
     Non-Plan Restricted Stock
     In August 2006, the Company granted 536,000 shares of restricted stock to four individuals as an inducement to enter the Company’s employ. Twenty five percent of this restricted stock or 134,000 shares vested in July 2007 with the remainder vesting quarterly over the following three years. The weighted-average fair value of these awards is $2.81.
     In August 2007, concurrent with discontinuing the Company’s mobile digital video recording (“DVR”) business, the Company terminated two of these individuals. As a result, the remainder of their restricted stock awards or 203,571 shares vested immediately. See “Note 10. Discontinued Operations” for more detail.
     As of September 30, 2007, 337,571 shares had vested and been released, and 198,429 shares were unvested.
Earnings Per Common Share
     Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Anti-dilutive shares excluded from diluted earnings per common share calculated for the three and nine month periods ended September 30, 2007 were 5,504,905 and 5,071,333, respectively. Anti-dilutive shares excluded from diluted earnings per common share calculated for the three and nine month periods ended September 30, 2006 were 2,286,936 and 3,113,257, respectively.
Segment Reporting
     Statement of Financial Accounting Standard (“SFAS”) No. 131, Segment Reporting, establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-maker is the Chief Executive Officer. Although the Company’s operating divisions consist of entities geographically based in the Americas, Asia and Europe, the Company is in a single business segment worldwide in sale of portable and wireless gas and radiation detection products and related services. Accordingly, the Company operated as one reportable segment during the nine months ended September 30, 2007 and 2006.
Variable Interest Entities
     S.A.R.L RAE France (“RAE France”) was identified by management as a variable interest entity. The Company is the primary beneficiary through its ownership of RAE Europe ApS. RAE France distributes and sells RAE products exclusively in France. RAE France had total sales of $675,000 and $556,000 in the three months ended September 30, 2007 and 2006, respectively, and total sales of $1,476,000 and $1,240,000 in the nine months ended September 30, 2007 and 2006, respectively. The Company has consolidated RAE France since December 2004.
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
Note 2. Composition of Certain Financial Statement Items
Short-term investments

(in thousands)	September 30,	December 31,
	2007	2006
Certificates of deposit	$—	$1,050
U.S. government agencies	—	2,198

	$—	$3,248

Inventory, net
     Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead costs. The components of inventories were as follows:

(in thousands)	September 30,	December 31,
	2007	2006
Raw materials	$5,380	$4,675
Work-in-progress	3,009	1,858
Finished goods	9,605	8,849

	$17,994	$15,382

Prepaid expenses and other current assets

(in thousands)	September 30,	December 31,
	2007	2006
Supplier advances and deposits	$2,072	$1,671
Prepaid insurance	713	430
Other current assets	892	429

	$3,677	$2,530

Property and equipment, net

(in thousands)	September 30,	December 31,
	2007	2006
Buildings and improvements	$9,265	$8,150
Land	3,220	3,220
Equipment	4,719	4,043
Computer equipment	4,170	3,498
Automobiles	1,201	1,126
Furniture and fixtures	323	550
Construction in progress	1,057	53

	23,955	20,640
Less: Accumulated depreciation	(7,671)	(5,520)

	$16,284	$15,120

Intangible assets, net

(in thousands)	September 30, 2007			December 31, 2006
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Amount	Amount	Amortization	Net Carrying Amount
Customer list	$2,611	$(1,098)	$1,513	$3,059	$(676)	$2,383
Patent and technology	1,304	(502)	802	1,966	(381)	1,585
Trade name	1,496	(540)	956	1,661	(401)	1,260
Trade secret	—	—	—	79	(3)	76

	$5,411	$(2,140)	$3,271	$6,765	$(1,461)	$5,304

     Amortization expense associated with intangible assets was $174,000 and $267,000 for the three months ended September 30, 2007 and 2006, respectively, and $877,000 and $503,000 for the nine months ended September 30, 2007 and 2006, respectively. Based on the carrying amount of intangible assets as of September 30, 2007, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in thousands):.

Years Ended December 31,
Remainder of 2007	$206
2008	768
2009	706
2010	689
2011	399
Thereafter	503

Total amortization	$3,271

Accrued liabilities

	September 30,	December 31,
(in thousands)	2007	2006
Compensation and related benefits	$2,248	$2,233
Accrued commission	1,461	1,815
Accrued professional fees	878	1,066
Other	3,794	3,679

	$8,381	$8,793

Note 3. Income Tax
     The effective tax rate for the nine months ended September 30, 2007 was -13.74% of pretax income, compared to 23% of pretax loss in the third quarter of 2006. The Company calculated its interim income tax provisions based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result, the Company reported certain discrete tax expenses for the quarter, including a net expense of $55,000 for the accrual of interest applicable to uncertain tax positions through the period ended September 30, 2007.
     The effective tax rate is highly dependent upon the geographic distribution of the Company’s worldwide earnings or loss, tax regulations in each geographic region, the availability of tax credits and carry-forwards, and the effectiveness of its tax planning strategies. The Company regularly monitors the assumptions used in estimating our annual effective tax rate and adjust its estimates accordingly. If actual results differ from its estimates, future income tax expense could be materially affected.
     Each quarter the Company assesses the likelihood that it will be able to recover its deferred tax assets in each of the jurisdictions where it operates. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and profitability in assessing the need for a valuation allowance. As a result of the Company’s analysis of all available evidence, it concluded that it is more likely than not that its net deferred tax assets will be realized, with the exception of the RAE Asia net operating losses which continue to carry a full valuation allowance. The Company continues to monitor the realization of deferred taxes on a quarterly basis, and will release or establish valuation allowances in future periods as deemed appropriate by management based on all available evidence.
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”), on January 1, 2007. In accordance with the adoption of FIN 48, the Company recognized a charge of approximately $146,000 to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had gross unrecognized tax benefits of $778,000, accrued interest expense related to the unrecognized tax benefits of $50,000, and related penalties of $6,000. Accrued interest and penalties related to uncertain tax positions are recognized on a discrete basis as a component of tax expense.
     If the Company is able to eventually recognize these uncertain tax positions, $773,000 of the unrecognized benefit would reduce the effective tax rate. The Company anticipated a 2007 increase to the uncertain tax positions applicable to U.S and foreign transfer pricing exposures has been included as a component of the Company’s effective tax rate.

     The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions and, in the normal course of business, it is subject to examination by taxing authorities in each of these jurisdictions. Due to completed examinations, the Company is no longer subject to U.S. federal or state and local income tax examinations for years before 2005. The statute of limitations in the various other foreign jurisdictions within which the Company operates varies from 3 to 7 years and no material change is expected to our unrecorded tax benefits in the next year as a result of the expiring limitations periods.
     The tax authority in Denmark, Skat, has completed their audit of the Company’s subsidiary in Denmark for the fiscal year ended December 31, 2004. No adjustment was proposed. It is not currently under audit in any other tax jurisdictions.
Note 4. Comprehensive Income (Loss)
     The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Net income (loss)	$(2,416)	$512	$(7,190)	$(574)
Other comprehensive income:
Change in foreign currency translation	634	241	1,393	503
Change in unrealized loss on investments, net of tax	—	10	1	(4)

Comprehensive income (loss)	$(1,782)	$763	$(5,796)	$(75)

     The Company’s accumulated other comprehensive income consists if the following:

	September 30,	December 31,
(in thousands)	2007	2006
Foreign currency translation adjustments	$2,639	$1,246
Unrealized loss on investments, net of tax	—	(1)

Accumulated other comprehensive income	$2,639	$1,245

Note 5. Commitments and Contingencies
Legal proceedings
Polimaster Ltd. v. RAE Systems Inc., United States District Court for the Northern District of California, Case No. 05-CV-01887-JF
     Polimaster Ltd. (“Polimaster”) filed a complaint against the Company on May 9, 2005, in the United States District Court for the Northern District of California in a case titled Polimaster Ltd. v. RAE Systems Inc. (Case No. 05-CV-01887-JF). The complaint alleges, among other things, that the Company breached its contract with Polimaster and infringed upon Polimaster’s intellectual property rights. The dispute is subject to a contractual arbitration agreement, although the federal court has retained jurisdiction over the matter pending completion of the arbitration.
     Polimaster initiated the arbitration on June 12, 2006, in a Demand for Arbitration asserting alleged damages totaling $13.2 million and seeking an injunction against sales of the Company’s Gamma Rae II and Neutron RAE II radiation detection products. The Company asserted counterclaims against Polimaster for breach of contract, among other things, and sought monetary damages of its own. The arbitration was conducted under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. On July 13, 2007, the Company announced that it won the arbitration. In an Interim Award, dated July 5, 2007, the arbitrator ruled that Polimaster failed to prove its claims and was not entitled to any relief; that the Company had proven its counterclaims and is awarded damages of approximately $2.4 million; and that as the prevailing party, the Company was entitled to file an application for attorney’s fees and costs, which it did on July 20, 2007. The Interim Award was unsealed pursuant to a stipulation and order dated July 24, 2007.
     A Final Award in the arbitration was issued on September 20, 2007, incorporating the contents of the Interim Award and awarding RAE recoverable costs in the amount of $46,000. On October 5, 2007, RAE filed a motion to confirm the Final Award. On October 17, 2007, Polimaster filed an opposition to RAE’s motion to confirm the Final Award and filed its own motion to vacate the Final Award. Both motions are set for hearing on December 7, 2007.

     Although the Company has been awarded damages, attorney’s fees and costs, at this time, the Company is unable to determine whether it will be able to collect these amounts due to uncertainty regarding Polimaster’s financial condition and other factors.
     From time to time, the Company is engaged in various legal proceedings incidental to its normal business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations or cash flows.
Operating leases
     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the three months ended September 30, 2007 and 2006 was $278,000 and $146,000, respectively. Total rent expense for the nine months ended September 30, 2007 and 2006 was $789,000 and $498,000, respectively. Excluding the Sunnyvale, California abandoned building lease, future minimum annual lease payments under non-cancellable operating leases were as follows as of September 30, 2007 (in thousands):

Years Ended December 31,
Remainder of 2007	$265
2008	761
2009	526
2010	374
2011	345
Thereafter	792

Total minimum operating lease payments	$3,063

     In December 2004, the Company purchased its current corporate headquarters in San Jose, California and abandoned a leased facility in Sunnyvale, California. During the second quarter of 2005, the Company accrued a restructuring reserve of approximately $2.0 million for the remaining lease term of the former headquarters in Sunnyvale. In March 2007, the Company revised the estimated loss on abandonment of the lease and reduced operating expense by $596,000. The change in estimate primarily reflected management’s expectation that the premises would be subleased under current market conditions for office rentals. During the second quarter of 2007, a sublease was executed with rents commencing in June. As of September 30, 2007, future discounted lease payments related to the Sunnyvale building are included in accrued liabilities totaling $253,000 and other long-term liabilities totaling $322,000. Future minimum annual lease payments relating to the Sunnyvale lease for each of the next three years, from 2007 (the remaining 3 months) through expiration of the lease in 2009, are $60,000, $315,000 and $303,000, respectively.
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
     In the Company’s sales agreements, the Company typically agrees to indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The term of these indemnification agreements is generally perpetual and the maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amounts to settle such claims or defend related lawsuits.
Note 6. Warranty Reserves
     The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The following is a summary of the changes in these liabilities during the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Warranty reserve at beginning of period	$516	$377	$553	$377
Provision for warranty	505	109	983	224
Utilization of reserve	(263)	(68)	(647)	(219)
Foreign currency translation effects	4	7	9	7
Adjustments related to pre-existing warranties (including changes in estimates)	(15)	—	(151)	36

Warranty reserve at end of period	$747	$425	$747	$425

Note 7. Revolving Credit Agreement
     On March 14, 2007, the Company signed a one year $15.0 million revolving credit agreement, which is available to help fund future growth and expansion. The agreement provides for borrowings up to $7.0 million based on a blanket security interest in the Company’s assets. An additional $8.0 million of borrowings is available based on a percentage of qualifying assets. The Company is required to comply with certain bank specific reporting requirements whenever borrowings against the line of credit exceed $3.0 million, in addition to the on-going requirement to submit quarterly financial statements. The Company is in full compliance with all of the borrowing requirements, including certain financial covenants, and as such, based on the percentage of qualifying assets, has the full line available. As of September 30, 2007, there was approximately $5.5 million outstanding under the line of credit. Interest accrues at the floating prime bank lending rate minus 50 basis points. In addition, the Company pays 0.25% annually of the average unused portion of the facility.
     On May 8, 2007, the Company signed a one year unsecured revolving credit agreement for Renminbi 20 million or approximately $2.66 million. Loan proceeds are primarily used to fund growth in China. As of September 30, 2007, Renminbi 9 million or approximately $1.2 million was outstanding under the line of credit. Interest accrues on this balance at a fixed rate of 6.48%.
Note 8. Related Party Transactions
     In conjunction with the original and subsequent additional investment in RAE KLH (Beijing) Co., Ltd (“RAE Beijing”), unsecured notes payable were established for the previous RAE Beijing shareholders as part of the purchase price agreement in May 2004 and July 2006. As of September 30, 2007 and December 31, 2006, $183,000 and $822,000, respectively, were included in the current portion of notes payable to related parties and $2,327,000 and $3,222,000, respectively, were included in long-term notes payable to related parties. The future payment requirements for each of the next four years, from 2007 (the remaining three months) through final maturity in 2011, are $0, $183,000, $1,039,000, $633,000, and $655,000, respectively.
     The notes issued in conjunction with the original RAE Beijing purchase in May 2004 were non-interest bearing and were recorded at net present value using a discount rate of 5.5%. In conjunction with the additional investment in RAE Beijing in July 2006, 11.0 million shares of preferred stock were issued to four shareholders of RAE Beijing. In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, these preferred shares were classified as liabilities as they are mandatorily redeemable and were recorded as long-term notes payable to related parties. These preferred shares bear a dividend yield of 3% per annum and were discounted using a market interest rate of 6.48%.
      The Company has a 40% ownership interest in Renex Technologies Ltd. (“Renex”), a Hong Kong company, and is accounting for its investment in the entity using the equity method of accounting. Accordingly, the Company has recorded $40,000 and $(54,000) of equity in income (loss) of unconsolidated affiliate in the three months ended September 30, 2007 and 2006, respectively, and $(35,000) and $(235,000) in the nine months ended September 30, 2007 and 2006, respectively. Additionally, the Company pays a 7.5% royalty to Renex for using certain modems developed by Renex. The Company made royalty payments to Renex totaling $45,000 and $32,000 during the three months ended September 30, 2007 and 2006, respectively, and $70,000 and $88,000 during the nine months ended September 30, 2007 and 2006, respectively. The Company purchased inventories from Renex of $177,000 and $46,000 during the three months ended September 30, 2007 and 2006, respectively, and $273,000 and $247,000 during the nine months ended September 30, 2007 and 2006, respectively. The Company also made sales to Renex of $49,000 and $23,000 during the three months ended September 30, 2007 and 2006, respectively, and $166,000 and $71,000 for the nine months ended September 30, 2007 and 2006, respectively. The Company paid $63,000 and $114,000 to Renex relating to a research project in the three and nine months ended September 30, 2007, respectively. Accounts receivable due from Renex at September 30, 2007 and December 31, 2006 were $195,000 and $154,000, respectively. Accounts payable due to Renex at September 30, 2007 and December 31, 2006 were $340,000 and $360,000, respectively.
     The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary of $24,000 for the three months ended September 30, 2007 and 2006, and $72,000 for the nine months ended September 30, 2007 and 2006. Ms. Chen also receives standard employee benefits offered to all other full-time employees located in the United States of America. Ms. Chen does not report directly to Robert Chen and accordingly, compensation decisions regarding Ms. Chen are performed in the same manner as other employees.
Note 9. Business Combinations

     On January 3, 2007, RAE Systems (Asia) Ltd. entered into an agreement to purchase intellectual property from Tianjin Securay Technology Ltd. Co. (“Securay”) for Renminbi 12 million (approximately $1.5 million). This transaction, together with purchase agreements entered in 2006, completed our purchase of Securay. Including transactions entered into during 2006, the total purchase price was $2.0 million cash. Assets purchased in 2006 amounting to $820,000 were recorded to acquisition in progress at December 31, 2006. The acquisition constitutes a business combination in accordance with criteria defined in Statement of Financial Accounting Standards No. 141, “Business Combinations”. The Company is in the process of completing the valuation of certain intangible assets and, accordingly, the purchase price allocation is subject to refinement. The following table allocates the purchase price to the preliminary fair values of assets acquired and liabilities assumed (in thousands):

Net tangible assets acquired:
Current assets	$180
Property & equipment	287
Intangible assets acquired:
Technology	32
Trade name	141
Customer list	741
Goodwill	646

Total purchase price	$2,027

     The following table presents details of the purchased intangible assets (in thousands):

Weighted
Average
Useful Life
(Years)
Technology	5
Trade name	7
Customer List	7
     Goodwill of $646,000 recorded in conjunction with the Securay purchase is not deductible for income tax purposes. The purchase of Securay has been deemed by management to be an immaterial business combination and therefore no pro forma information is included. In August 2007, the Company discontinued Securay’s operations. See “Note 10. Discontinued Operations” for more detail.
Note 10. Discontinued Operations
     On August 24, 2007, the Board of Directors approved the discontinuation of the Company’s mobile DVR business in order to reduce expenses and concentrate its resources on the gas and radiation detection business. On August 28, 2007 the Company notified its DVR customers, terminated all personnel not reassigned to continuing operations and suspended the related production and sales activities. As the Company intends to keep the acquired intellectual property and because the DVR business operates at a substantial loss, management intends to liquidate the tangible assets, mainly inventories of component parts. Accordingly, the value of these assets has been adjusted to reflect the anticipated disposals.
     As a result of discontinuing the DVR business and because it is not yet known when the Company might incorporate the acquired patents into its continuing operations, management impaired the remaining value of the intangible assets and goodwill acquired in the purchases of Aegison in July 2006 and Securay. Impairment expense recognized in the quarter ended September 30, 2007 totaled $3.0 million.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of the DVR business are reported as discontinued operations for all periods presented. The financial results included in discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Net sales	$110	$75	$199	$75
Loss from discontinued operations before income taxes	4,348	73	4,988	73
Income tax benefit	(1,057)	(22)	(1,212)	(22)

Loss from discontinued operations	$3,291	$51	$3,776	$51

     The carrying amounts of the major classes of assets and liabilities included as part of the disposal group were as follows:

	September 30,	December 31,
(in thousands)	2007	2006
Total current assets	$172	$224
Acquisition in-progress	—	820
Intangible assets, net	—	831
Goodwill	—	859
Other assets	—	12

Total assets	$172	$2,746

Total current liabilities	$257	$219

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
Overview
     We are a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical and radiation detection monitors and networks. Founded in 1991 to develop technologies for the detection and early warning of hazardous materials, today we offer a full line of portable chemical and radiation detection solutions. These solutions have been deployed in over 65 countries on 6 continents and range from small handheld devices to rapidly deployable wireless systems to wall mounted facility safety solutions.
     We are currently focused on delivering world wide solutions to four key market sectors:
•	The Energy Market; which includes oil, natural gas, coal, and nuclear power.

•	The Industrial Market; which includes metals production, chemical, plastics and industrial processes.

•	The Global Environmental Market; which includes both regulatory compliance and environmental clean-up or remediation.

•	And the Government Market; which includes solutions for emergency response, public safety, homeland security and defense applications.
Recent Developments
     In China, our combination of Beijing and Fushun operations are delivering increased sales. With the conclusion of the 17th Chinese Peoples Congress, we continue to see a focus on increased worker safety, which we believe will have a positive impact on our future opportunities in China. In the Chinese oil and gas market, we sell fixed combustible and toxic gas monitors for both new installations and facility upgrades. In the energy market, the demand for our high-end products such as wireless equipped combustible and toxic gas monitors, including our AreaRAE Rapid Deployment Kits, continues to grow. In the industrial market, we continue to see demand for more personal protection equipment, including breathing apparatus and mobile quick breathing air filling stations. In the industrial market, we have contracts with long-term and new customers to provide gas monitors for production expansion and new facilities.
     During 2007, RAE Fushun began operations and is contributing to the growth of our China operations. The Chinese Government has begun closing smaller unsafe coal mining operations and is expected to close up to 10,000 smaller and unsafe mines by the end of 2007. During the next 12 to 18 months, we expect to see an increase in the purchase of safety equipment as part of the government’s plan to improve mine safety.
     In our Europe and Middle East regions, we continue to penetrate the industrial market with single gas detectors and our wireless AreaRAE Rapid Deployment Kits. In October we opened our new European headquarters facility in Copenhagen, Denmark to expand our capacity and better serve the European, Russian, and Middle Eastern Regions.
     In the Americas, we won several US Government orders during the fourth quarter of the Federal fiscal year, including wing tank entry kits for military aviation safety from both the Navy and Air Force, orders from the EPA, FEMA, and the United States Postal Inspectors Service. We sold portable and wireless radiation detectors to multiple state and municipal first responders. Finally, we expanded market share in the industrial market with our new MiniRAE 3000, third generation photoionization detector.
     During the second quarter of 2007, we received a final award in our arbitration with Polimaster. The arbitrator ruled that Polimaster failed to prove its claims and was not entitled to relief, while RAE Systems had proven its counter claims and was awarded damages of approximately $2.4 million plus attorney’s fees and costs. The final award was issued on September 20, 2007, incorporating the award for damages of $2.4 million and recoverable costs in the amount of $46,000. On October 5, 2007, RAE filed a motion to confirm the final award. On October 17, 2007, Polimaster filed an opposition to RAE’s motion to confirm the final award and filed its own motion to vacate the final award. Both motions are set for hearing on December 7, 2007.
     On August 24, 2007, the Board of Directors approved the discontinuation of the Company’s mobile DVR business in order to reduce expenses and concentrate resources on the Company’s gas and radiation detection business. On August 28, 2007 the Company notified its DVR customers, terminated all personnel not reassigned to continuing operations and suspended the related production and sales activities.
Critical Accounting Policies and Significant Management Judgments
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate these estimates, including, but not limited to, those related to our revenue recognition, allowance for doubtful accounts, valuation of goodwill and other intangible assets, inventory valuation, valuation of deferred tax assets, warranty reserves and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.
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
Share-Based Payments
     Effective January 1, 2006, we adopted SFAS 123(R), which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on their grant date fair value and requires the fair value of each option outstanding to be adjusted to reflect only those shares outstanding that are actually expected to vest. Our implementation of SFAS 123(R) used the modified-prospective transition method where the compensation cost related to each unvested option outstanding as of January 1, 2006 was recalculated and any necessary adjustments were reflected in the first quarter of adoption. We estimate the fair value of each share-based payment on the date of grant using the Black-Scholes-Merton valuation method.
Business Combinations
     In accordance with business combination accounting standards, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We typically engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets and goodwill.
     Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: discount rates; future expected cash flows from maintenance agreements, customer contracts, acquired developed technologies and pending patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from these projects when completed; the acquired company’s brand awareness and market position; and assumptions about the period of time an acquired brand will continue to be used in the combined company’s product portfolio. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
Income Taxes
     We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.
     Our effective tax rates differ from statutory rates primarily due to foreign earnings taxed at lower rates, foreign losses not benefited, non-deductible share-based payment deductions under FAS 123(R) and provision changes for uncertain tax positions. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our provision for income taxes.
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
Results of Operations
Net Sales

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2007	2006	Change	Change	2007	2006	Change	Change
Net sales	$25,333	$18,489	$6,844	37%	$63,323	$46,816	$16,507	35%
     Net sales for the quarter ended September 30, 2007, increased by approximately $6.8 million (37%) over the quarter ended September 30, 2006. The increases in net sales for the quarter ended September 30, 2007, consisted primarily of increased sales of approximately $4.6 million (68%) in Asia, $0.6 million (25%) in Europe and $1.6 million (17%) in the Americas over the same period in 2006. The $4.6 million increase in Asia was primarily due to $3.5 million of sales from RAE Fushun in the third quarter of 2007, which was not included in 2006. The increased sales in Europe for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006, was primarily the result of increased sales of our products into the Eastern Europe and Middle East markets. The increase in the Americas was primarily related to strong demand for MultiRAEs for military applications, AreaRAEs for industrial turnarounds and RDKs for first responder.
     Net sales for the nine-month period ended September 30, 2007 increased by $16.5 million (35%) over the same period in 2006. The increases in sales were primarily the result of increases in Asia of $11.1 million, the Americas of $3.7 million and Europe of $1.7 million. The increases during the nine-month period ended September 30, 2007 as compared to the nine-month period ended September 30, 2006 in Asia were primarily the result of sales from the joint venture at Fushun of $7.6 million during 2007 and increase in our sales in Asia Pacific. The increase in the Americas was primarily driven by an increase in the Americas sales force headcount, additional authorized service centers and higher demand in military and refinery industry turnaround markets. The increased sales in Europe were primarily in the Middle East markets during the nine-month period ended September 30, 2007 as compared to the nine-moth period ended September 30, 2006.
Cost of Sales & Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2007	2006	Change	Change	2007	2006	Change	Change
Cost of sales	$12,011	$8,588	$3,423	40%	$30,880	$21,743	$9,137	42%
Gross profit	$13,322	$9,901	$3,421	35%	$32,443	$25,073	$7,370	29%
Gross margin	53%	54%			51%	54%
     Cost of sales for the quarter ended September 30, 2007, increased by approximately $3.4 million (40%) over the quarter ended September 30, 2006, primarily as a result of increases in cost of sales due to the overall increased sales volume in Asia, which generally has higher product costs and lower margins than other market segments of the Company. Gross margin decreased by approximately 1% for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006. The decrease in gross margin was primarily due to increased sales from Asia.
     Cost of sales for the nine-months ended September 30, 2007 increased by $9.1 million (42%) over the same period in 2006. The Company’s sales from RAE Fushun generally have a lower gross margin than other market segments, which resulted in approximately a 3% reduction in the Company’s overall margin for the nine-months ended September 30, 2007 as compared to the nine-months ended September 30, 2007.

Sales and Marketing Expense

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2007	2006	Change	Change	2007	2006	Change	Change
Sales and marketing	$6,021	$4,040	$1,981	49%	$17,323	$12,531	$4,792	38%
Percentage of net sales	24%	22%			27%	27%
     Sales and marketing expenses increased by approximately $2.0 million (49%) for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006, primarily due to a $0.3 million increase in payroll and benefit related expenses, as a result of headcount increases in the U.S., and from the formation of the joint venture in Fushun, China in December 2006, as well as $0.5 million of increased travel costs and $0.5 million of increased office and facility expenses. In addition, a $0.5 million increase in marketing expenses was due to higher demo units and trade show expenses in China.
     Sales and marketing expenses increased by approximately $4.7 million (38%) for the nine-month period ended September 30, 2007 over the same period during 2006, primarily due to $1.6 million increased payroll and benefit related expenses, as a result of headcount increases in the U.S., and from the formation of the joint venture in Fushun, China in December 2006, as well as $1.0 million of increased travel costs and $0.8 million of increased office expenses. Marketing expenses increased by $0.9 million due to increases in demo units and certain major trade shows. Amortization expenses for intangibles related to the increase of our KLH ownership in June 2006 increased by $0.2 million.
Research and Development Expense

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2007	2006	Change	Change	2007	2006	Change	Change
Research and development	$1,819	$1,478	$341	23%	$5,314	$4,204	$1,110	26%
Percentage of net sales	7%	8%			8%	9%
     Research and development expenses increased by approximately $0.3 million (23%) during the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006, primarily due to increases in payroll and benefit related expenses as well as increased office and facility expenses. Project expenses increased by $0.2 million mainly related to the addition of RAE Fushun which began operations in the first quarter of 2007.
     Research and development expenses increased by approximately $1.1 million (26%) for the nine-month period ended September 30, 2007, primarily due to a $0.5 million increase in payroll and benefit related expenses. The $0.4 million increase in project expenses was due to the addition of RAE Fushun, which began operations in the first quarter of 2007, new projects in China and an increase in development expenses to qualify products for new markets in the U.S.
General and Administrative Expense

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2007	2006	Change	Change	2007	2006	Change	Change
General and administrative	$4,326	$3,651	$675	18%	$13,417	$9,653	$3,764	39%
Percentage of net sales	17%	20%			21%	21%
     General and administrative expenses increased by $0.7 million (18%) in the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006, primarily comprised of $0.4 million in payroll and benefit related expenses due to increases in headcount in the U.S. and China, and a $0.3 million increase in office and facility expenses.
     General and administrative expenses increased by approximately $3.8 million (39%) for the nine-months ended September 30, 2007 over the same period during 2006, primarily comprised of $0.7 million in payroll and benefit related expenses due to increases in headcount in the U.S. and China and a $0.5 million increase in office and facility expenses. The increase of $1.9 million in professional fees was primarily comprised of $1.4 million legal costs associated with the Polimaster arbitration, with the remaining balance related to accounting and tax services related to the international nature of the Company’s business.

Other Income/(Expense)

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2007	2006	Change	Change	2007	2006	Change	Change
Interest income	$26	$195	$(169)	-87%	$145	$629	$(484)	-77%
Interest expense	(316)	(73)	(243)	333%	(468)	(159)	(309)	194%
Other, net	243	53	190	358%	328	217	111	51%
Equity in income (loss) of unconsolidated affiliate	40	(54)	94	-174%	(35)	(235)	200	-85%

Total other income (expense)	$(7)	$121	$(128)	-106%	$(30)	$452	$(482)	-107%

     For the quarter ended September 30, 2007, total other expense was $7,000 compared to total other income of $121,000 for the quarter ended September 30, 2006. The decrease was primarily the result of lower interest income as the Company has made substantial investments in RAE Beijing, RAE Fushun, Securay and Aegison Corporation since the first quarter of 2006. In addition, interest expense increased due to short term bank borrowings in the U.S. and China to support operations. Other expense was largely offset by realized and unrealized currency exchange gains in Europe and Asia as well as the earnings of an unconsolidated affiliate.
     For the nine months ended September 30, 2007, total other expense was $30,000 as compared to total other income of $452,000 for the nine months ended September 30, 2006. The decrease in total other income was primarily the result of lower interest income following the Company’s investments in RAE Beijing, RAE Fushun, Securay and Aegison Corporation since the first quarter of 2006. In addition, interest expense increased due to short term bank borrowings in the U.S. and China to support operations. Other expense was largely offset by currency exchange gains in Europe and Asia as well as a much lower equity loss from an unconsolidated affiliate.
Income Tax Benefit/(Expense)

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2007	2006	Change	Change	2007	2006	Change	Change
Income tax benefit (expense)	$(270)	$(221)	$(49)	22%	$(403)	$264	$(667)	-253%
Effective tax rate	-24%	28%			-14%	34%
     The tax expense for the nine month period ended September 30, 2007 was $403,000 or -14% of the income before income taxes, minority interest, discontinued operations and the cumulative effect on change in accounting principle, compared to a tax benefit of $264,000 or 34% of the income before income taxes and minority interest in the same period of 2006. We calculated our interim income tax benefits based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. The tax rate for the third quarter of fiscal year 2007 differed from the U.S. statutory rate primarily due to foreign earnings taxed at lower rates, nondeductible stock compensation deductions under FAS 123(R) and additional provisions for uncertain tax positions applicable to fiscal year 2007. Included in the tax expense for the nine months ended September 30, 2007 were discrete items of $55,000 related to the accrual of interest related to various uncertain tax benefits. The tax rate for the third quarter of fiscal year 2006 differed from the U.S. statutory rate primarily due to foreign earnings taxes at lower rates, foreign losses not benefited, nondeductible stock compensation deductions under FAS 123(R), Subpart F income inclusion and additional provisions for uncertain tax positions applicable to fiscal year 2006.
     In the third quarter of 2007, we decided to discontinue operations for the Aegison and Securay lines of business. As such, the year to date loss before tax of $4,989,000 and the related tax benefit of $1,212,000 from these discontinued operations are reported separately in the financial statements as of September 30, 2007.
Minority Interest in Loss of Consolidated Entities

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2007	2006	Change	Change	2007	2006	Change	Change
Minority interest in (income) loss of consolidated subsidiaries	$(4)	$(69)	$65	-94%	$35	$76	$(41)	-54%

     For the quarter ended September 30, 2007, the minority interest in the loss of consolidated entities was $4,000. The minority ownership was 4% of RAE Beijing, 30% of RAE Fushun and 51% of RAE France. During the quarter ended September 30, 2006, the minority interest in the loss of consolidated entities was $69,000. The minority ownership was 4% of RAE Beijing and 51% of RAE France.
     For the nine months ended September 30, 2007, the minority interest in the income of consolidated entities was $35,000. The minority ownership was 4% of RAE Beijing, 30% of RAE Fushun and 51% of RAE France. During the nine months ended September 30, 2006, the minority interest in the income of consolidated entities was $76,000. The minority ownership was 36% of RAE Beijing through the second quarter of 2006 and 4% thereafter as well as 51% of RAE France.
Loss From Discontinued Operations
     On August 24, 2007, the Board of Directors approved the discontinuation of the Company’s mobile DVR business in order to reduce expenses and concentrate resources on the Company’s gas and radiation detection business. On August 28, 2007 the Company notified its DVR customers, terminated all personnel not reassigned to continuing operations and suspended the related production and sales activities. As the Company intends to keep the acquired intellectual property and because the DVR business operates at a substantial loss, management intends to liquidate the tangible assets, mainly inventories of component parts. Accordingly, the value of these assets has been adjusted to reflect the anticipated disposals.
     As a result of discontinuing the DVR business and because it is not yet known when the Company might incorporate the acquired patents into its continuing operations, management impaired the remaining value of the intangible assets and goodwill acquired in the purchases of Aegison in July 2006 and Securay. Impairment expense recognized in the quarter ended September 30, 2007 totaled $3.0 million.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of the DVR business are reported as discontinued operations for all periods presented. The financial results included in discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Loss from discontinued operations before income taxes	$4,348	$73	$4,988	$73
Income tax benefit	(1,057)	(22)	(1,212)	(22)

Loss from discontinued operations	$3,291	$51	$3,776	$51

Liquidity and Capital Resources
     We have financed our operations primarily through cash flow from operations, proceeds from the issuance of equity securities, and bank borrowings. As of September 30, 2007, we had $8.2 million in cash and cash equivalents compared with $21.4 million of cash, cash equivalents and investments at December 31, 2006. At September 30, 2007, we had $33.5 million of working capital and had a current ratio of 2.3 to 1.0 compared to $36.6 million of working capital and a current ratio of 2.6 to 1.0 at December 31, 2006.
     On March 14, 2007, we signed a one year $15.0 million revolving credit agreement, which is available to help fund future growth and expansion. The agreement provides for borrowings up to $7.0 million based on a blanket security interest in our assets. An additional $8.0 million of borrowings will be available based on a percentage of qualifying assets. We are required to comply with certain bank specific reporting requirements whenever borrowings against the line of credit exceed $3.0 million, in addition to the on-going requirement to submit quarterly financial statements. We are in full compliance with all of the borrowing requirements, including certain financial covenants, and as such, have the full line available. As of September 30, 2007, there was approximately $5.5 million outstanding under the line of credit agreement.
     On May 8, 2007, we signed a one year unsecured revolving credit agreement for Renminbi 20.0 million or approximately $2.66 million. Loan proceeds are primarily used to fund growth in China. As of September 30, 2007, Renminbi 9.0 million or approximately $1.2 million was outstanding under the line of credit.
     A summary of our Condensed Consolidated Statement of Cash Flows follows:

	Nine Months Ended
	September 30,
(in thousands)	2007	2006
Net cash provided by (used in):
Operating activities	$(14,365)	$(1,868)
Investing activities	(353)	(3,748)
Financing activities	4,811	3
Effect of exchange rate changes on cash and cash equivalents	(54)	73

Net decrease in cash and cash equivalents	$(9,961)	$(5,540)

     Net cash used by operating activities for the nine months ended September 30, 2007, was $14.4 million compared to $1.9 million for the nine months ended September 30, 2006. The $12.5 million decrease in operating cash flows for the nine months ended September 30, 2007, versus the nine months ended September 30, 2006, was primarily due to application of $13.8 million towards operating assets and liabilities and an addition to cash flow of $3.9 million of non cash items contributed mainly by depreciation and amortization of $3.0 million stock-based compensation of $1.5 million offset by a $0.6 million gain towards lease abandonment.
     Cash used in funding the changes in operating assets and liabilities during the nine month period ended September 30, 2007 was primarily made up of a $5.7 million increase in accounts receivable, $2.7 million increase in inventories (adjusted for reserves), a $0.9 million increase in prepaid expenses and other current assets, a $1.0 million increase in other assets, a $0.3 million decrease in accounts payable, a $0.6 million decrease in income taxes,a $0.7 million decrease in deferred revenue and a $0.1 million decrease in other liabilities.

     Cash used in funding the changes in operating assets and liabilities during the nine month period ended September 30, 2006 was primarily made up of a $1.9 million increase in inventory, a $4.4 million increase in accounts receivable, and a $1.2 million decrease in income taxes, offset by a $1.9 million increase in accounts payable.
     Net cash used by investing activities for the nine months ended September 30, 2007 and 2006, was $0.4 million and $3.7 million, respectively. Cash used by investing activities consisted mainly of $3.2 million proceeds from sales and maturities of investments offset by $1.0 million used in acquiring businesses and $2.6 million used in acquiring property and equipment during the first nine months of 2007. For the first nine months of 2006, we used $12.6 million to purchase investments, $6.9 million for acquisitions of businesses and $2.0 million to acquire property and equipment, offset by proceeds from sales of investments of $17.8 million.
     Net cash provided by financing activities was $4.8 million and $3,000 for the nine months ended September 30, 2007 and 2006, respectively, primarily as a result of borrowings from our bank line of credit and the exercise of stock options, offset by decreases in notes payable to related parties.
     We have reviewed options to monetize certain assets of the Company to increase our cash balances. Our goal is to finalize a transaction before December 31, 2007 that will result in a cash infusion to the Company. Upon expected completion of this transaction, we believe that our existing balances of cash and cash equivalents, cash generated from product sales and available bank line of credit will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and future results of operations. Any future financing we may require may be unavailable or on unfavorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or could prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our current stockholders.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The following discussion analyzes our disclosure of market risk related to concentration of credit risk, changes in interest rates and foreign currency exchange rates.
Concentration of Credit Risk
     Currently, we have cash and cash equivalents deposited with major financial institutions in the countries where we conduct business. Our deposits may exceed the amount of insurance available to cover such deposits. To date, we have not experienced any losses of cash and cash equivalents on deposit. Management regularly reviews our deposit amounts and the credit worthiness of the financial institution which hold our deposits.
Interest Rate Risk
     As of September 30, 2007, we had cash and cash equivalents of $8.2 million. Changes to interest rates over time may reduce or increase our interest income from our interest bearing cash accounts. However, if, for example, there is a hypothetical 150 basis point (1.5%) change in the interest rates in the United States, the impact on our current cash and cash equivalents would be insignificant.
Foreign Currency Exchange Rate Risk
     For the third quarter of 2007, a substantial portion of our recognized revenue was generated by our Asia operations (44%) and was primarily denominated in Renminbi (“RMB”). Revenue denominated in U.S. dollars is generated primarily from operations in the Americas (43%), and revenue from our European operations (13%) is primarily denominated in Euros. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Since January 2006, our operations in China have been affected by currency fluctuations due to an approximate 6.9% appreciation of the RMB relative to the U.S. dollar.
     Our strategy has been to increase overseas manufacturing and research and development activities to capitalize on lower cost capacity and efficiencies in supply-chain management. In 2004 and 2006, we made strategic investments in China with the acquisition of a 96% interest in RAE Beijing, a Beijing-based manufacturer and distributor of environmental safety and security equipment and the formation of RAE Fushun in late 2006 to capitalize on increases in demand for safety equipment in the mining and energy market sectors in China. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the U.S. dollar and other currencies. If, for example, there was a hypothetical 10% change in the RMB relative to the U.S. dollar, the effect on our profits would have been approximately $0.5 million for the nine months ended September 30, 2007. If the currencies in all other countries in Europe and Asia where we have operations were to change in unison with the RMB by a hypothetical 10% against the U.S. dollar, the approximate effect on our profits would be $0.4 million for the nine months ended September 30, 2007. The reduction in the impact of the RMB is due to the offset of changes in reported net sales in our other units resulting from changes in those countries local currencies.
     Furthermore, to the extent that we engage in international sales denominated in U.S. dollars in countries other than China, any fluctuation in the value of the U.S. dollar relative to foreign currencies could affect our competitive position in the international markets. Although we continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot be certain that exchange rate fluctuations will not adversely affect our financial results in the future.
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
     Management believes the additional temporary reviews and monitoring procedures instituted by the Company during the first three quarters of 2007 have mitigated the control deficiencies with respect to the preparation of this quarterly report on Form 10-Q.
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007 based on the material weaknesses in internal control over financial reporting as identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
PART II. Other Information
Item 1. Legal Proceedings
Polimaster Ltd. v. RAE Systems Inc., United States District Court for the Northern District of California, Case No. 05-CV-01887-JF
     Polimaster Ltd. (“Polimaster”) filed a complaint against the Company on May 9, 2005, in the United States District Court for the Northern District of California in a case titled Polimaster Ltd. v. RAE Systems Inc. (Case No. 05-CV-01887-JF). The complaint alleges, among other things, that the Company breached its contract with Polimaster and infringed upon Polimaster’s intellectual property rights. The dispute is subject to a contractual arbitration agreement, although the federal court has retained jurisdiction over the matter pending completion of the arbitration.
     Polimaster initiated the arbitration on June 12, 2006, in a Demand for Arbitration asserting alleged damages totaling $13.2 million and seeking an injunction against sales of the Company’s Gamma Rae II and Neutron RAE II radiation detection products. The Company asserted counterclaims against Polimaster for breach of contract, among other things, and sought monetary damages of its own. The arbitration was conducted under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. On July 13, 2007, the Company announced that it won the arbitration. In an Interim Award, dated July 5, 2007, the arbitrator ruled that Polimaster failed to prove its claims and was not entitled to any relief; that the Company had proven its counterclaims and is awarded damages of approximately $2.4 million; and that as the prevailing party, the Company was entitled to file an application for attorney’s fees and costs, which it did on July 20, 2007. The Interim Award was unsealed pursuant to a stipulation and order dated July 24, 2007.
     A Final Award in the arbitration was issued on September 20, 2007, incorporating the contents of the Interim Award and awarding RAE recoverable costs in the amount of $46,000. On October 5, 2007, RAE filed a motion to confirm the Final Award. On October 17, 2007, Polimaster filed an opposition to RAE’s motion to confirm the Final Award and filed its own motion to vacate the Final Award. Both motions are set for hearing on December 7, 2007.
     Although the Company has been awarded damages, attorney’s fees and costs, at this time, the Company is unable to determine whether it will be able to collect these amounts due to uncertainty regarding Polimaster’s financial condition and other factors.
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
     As a result of our failure to timely file with the SEC one current reports on Form 8-K during fiscal year 2006 (related to our acquisition of Fushun Anyi, Ltd.), we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities and Exchange Act of 1934 for a period of twelve months. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.
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
     From time to time we enter into government contracts that contain provisions which subject us laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. For example, a portion of our federal contracting has been done through the Federal Supply Schedules from the United States General Services Administration (GSA). GSA Schedule contracts which we may enter into often include a clause known as the “Price Reductions” clause; the terms of that clause are similar but not identical to a “most favored customer” clause in commercial contracts. Under that clause, we may agree that the prices to the government under the GSA Schedules contract will maintain a constant relationship to the prices charged to certain commercial customers, i.e., when prices to those benchmark customers drop, our prices on our GSA Schedules contract must be adjusted accordingly. Although when we are party to these contracts we undertake extensive efforts to comply with the Price Reductions clause, it is possible that we may have an unreported discount offered to a “Basis of Award” customer and may have failed to honor the obligations of the Price Reductions clause. If that occurs, we could, under certain circumstances, be subject to an audit, an action in fraud, or other adverse government actions or penalties.
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
     Arbitration was formally commenced in June 2006 for the Polimaster matter. Polimaster’s Demand for Arbitration asserts damages totaling $13.2 million and seeks an injunction against sales of the Company’s Gamma Rae II and Neutron RAE II radiation detection products. We have asserted counterclaims against Polimaster for breach of contract and tortuous interference with contract, among other things, and seek monetary damages of its own. A ten day arbitration proceeding was completed on March 16, 2007. The arbitration was conducted under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. On July 13, 2007, the Company announced that it won the arbitration. In an Interim Award, dated July 5, 2007, the arbitrator ruled that Polimaster failed to prove its claims and was not entitled to any relief; that the Company had proven its counterclaims and is awarded damages of approximately $2.4 million; and that as the prevailing party, the Company was entitled to file an application for attorney’s fees and costs, which it did on July 20, 2007. The Interim Award was unsealed pursuant to a stipulation and order dated July 24, 2007.
     A Final Award in the arbitration was issued on September 20, 2007, incorporating the contents of the Interim Award and awarding RAE recoverable costs in the amount $46,000. On October 5, 2007, RAE filed a motion to confirm the Final Award. On October 17, 2007, Polimaster filed an opposition to RAE’s motion to confirm the Final Award and filed its own motion to vacate the Final Award. Both motions are set for hearing on December 7, 2007.
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
Future acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute shareholder value or harm our results of operations.
     In 2006, we acquired Aegison Corporation, formed RAE Fushun and acquired an additional 32% of ownership of RAE Beijing. In addition, during January 2007, we completed the acquisition of Securay. On August 24, 2007, the Board of Directors approved the discontinuation of the Aegison and Securay businesses. We may acquire or make additional investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses related to goodwill recognition and other intangible assets, any of which could harm our business.
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
Our officers, directors and principal shareholders beneficially own approximately 33% of our common stock and, accordingly, may exert substantial influence over the Company.
     Our executive officers and directors and principal stockholders, in the aggregate, beneficially own approximately 33% of our common stock as of September 30, 2007. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Securities Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
     The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit
Number	Description of Document
31.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Board of the Registrant, furnished pursuant to Rule 13a-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section

Exhibit
Number	Description of Document
302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randall Gausman, Vice President and Chief Financial Officer of the Registrant, furnished pursuant to Rule 13a-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randall Gausman, Vice President and Chief Financial Officer of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
November 8, 2007

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