Form 10-K
period 2007-12-31
RAE SYSTEMS INC
filed 2008-03-17
CIK 1084876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $92,144,149, based upon the closing sale price of $2.31 on the American Stock Exchange on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. As of the close of business on February 29, 2008, the number of shares of registrant’s Common Stock outstanding was 59,165,042.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

RAE SYSTEMS INC.

INDEX TO

ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2007

PART I

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “estimate,” “potential,” or “continue,” and other words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revisions or update to these forward-looking statements. Readers should carefully review the risk factors described herein and in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we file for the fiscal year 2008.

ITEM 1.	BUSINESS

Overview

RAE Systems Inc. was founded in 1991 to develop technologies for the detection of hazardous materials in environmental remediation and chemical spill clean-ups. We have a broad patent portfolio consisting of 18 issued and pending patents in gas and radiation detection technology that are the basis for many of our products.

We are a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical and radiation detection monitors and networks for application in energy exploration and production, industrial safety, environmental monitoring and remediation, public safety and military applications. We provide rapidly-deployable sensor networks that enable our customers to identify safety and security threats in real-time.

We offer a comprehensive product portfolio of fixed and portable single and multi-sensor chemical and radiation detection products, many with wireless integrated systems capability. Our technologically advanced products are based on proprietary patented technology that include portable, wireless and fixed chemical detection monitors, gamma and neutron detectors, and dosimeters. Industrial applications include the detection of toxic industrial chemicals, volatile organic compounds and petrochemicals. Our products are deployed in oil and gas facilities, petrochemical and plastics plants, steel mills and in other types of manufacturing facilities. Our products enable the military and first responders such as firefighters, law enforcement and other emergency management personnel to detect and provide early warning of hazardous materials.

We have significant operations in People’s Republic of China (“China”), including research and development and manufacturing operations in Shanghai. We own 96% of RAE-KLH (Beijing) Co., Limited, or RAE Beijing, a manufacturer and distributor of safety, environmental and personal protection monitors and equipment. We own a 70% interest in RAE Coal Mine Safety Instruments (Fushun) Co., Ltd., hereafter referred to as RAE Fushun. RAE Fushun offers a wide range of portable and fixed use safety products, primarily to the mining industry.

Additional information about RAE Systems Inc. (referred to herein as the “Company”, “we”, or “our”) is available on our web site at www.raesystems.com. Information contained on or accessible through our web site is not part of this Annual Report or our other filings with the Securities and Exchange Commission (“SEC”). We make available, free of charge on our web site, access to our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file them electronically with or furnish them to the SEC.

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s internet web site is located at http://www.sec.gov.

Industry Background

The market for our products has evolved from being strictly focused on environmental and industrial monitoring to encompassing energy exploration and production, mining and public safety. Demand for our products has grown in the fields of petrochemical production, environmental remediation, confined space entry, OSHA Regulation 1910 compliance and industrial safety monitoring. The application of our products in these established markets stems from the dependence of numerous key industries on sensors that provide vital information that can affect worker safety, products, processes and systems.

Sophisticated monitoring is important for emergency response personnel to detect harmful agents that could create a potentially lethal situation. We believe first responders need a suite of products that provide a practical, comprehensive solution to protect them from this danger. Many of the same equipment capabilities that are necessary to support first responders are also necessary to address other areas where there are increasing demands for chemical and radiation detection. For example, wireless detection systems have been deployed at many of the world’s major spectator events for public venue protection.

Products

We manufacture and sell sensors and measurement products, which may also be integrated with wireless technology. As an instrument manufacturer, we have differentiated ourselves from our competition by developing a broad array of specific chemical sensors, including an array of gas sensors and photoionization detectors.

Sensor and Measurement Products

Our products are based on proprietary and patented gas and chemical sensors. We design and manufacture the following sensors:

•	photoionization detectors for the measurement of volatile organic compounds, highly toxic chemical warfare agents and toxic industrial chemicals;

•	catalytic bead pellistors for the detection and measurement of combustible gas;

•	non-dispersive infrared sensors for the measurement of carbon dioxide and hydrocarbons;

•	electro-chemical sensors for the measurement of oxygen and toxic gases such as carbon monoxide and hydrogen sulfide;

•	solid polymer electrode sensors for the measurement of oxygen; and

•	solid-state scintillation detectors for both neutron and gamma radiation.

Photoionization detectors use ultraviolet light to ionize gas molecules into charged particles. This produces a flow of electrical current proportional to the concentration of the charge. Our patented photoionization detector technology enables dependable, linear, part-per-billion range readings for many toxic gases and vapors. Photoionization detection is particularly suited to the detection of the highly toxic, long-chain, low vapor pressure volatile organic compounds associated with many toxic industrial chemicals. Our products include the MiniRAE 3000, ppbRAE 3000 and UltraRAE.

Integrated Wireless Products

We have developed wireless capabilities for many of our gas monitoring instruments that enable detection from remote locations. Our AreaRAE is a wireless-enabled gas detector which provides real-time transmission of monitoring information to a base station located up to two miles away from the detectors. The AreaRAE incorporates technologies such as global positioning system (GPS) receivers and geographic information system (GIS) capabilities to create awareness of hazardous conditions for decision makers located remotely in a central command and control location. In addition, the AreaRAE can interface with the Internet, making measurements available from virtually any location with Internet access.

Our AreaRAE Gamma combines a multi-gas and radiation detector equipped with a wireless radio frequency modem that allows the unit to communicate and transmit sensor and other information on a real-time basis with a remotely located base controller. AreaRAE Steel is a stainless steel version of the AreaRAE that meets the intrinsic safety requirements of the European Union (ATEX). Our wireless products include the AreaRAE, AreaRAE Steel, AreaRAEGamma and RAELink2.

Radiation Products

We have developed technology for alpha, gamma and neutron particle detection. These technologies are incorporated into highly sensitive handheld instruments capable of detecting low levels of radiation on a real-time basis, which makes them ideal for border control applications. Dosimeters are used in nuclear power plants to protect personnel from long-term radiation exposure. Our radiation products include Gamma RAE IIR, NeutronRAE II, AreaRAE Gamma and DoseRAE.

Sales, Marketing and Distribution

Most of our products are sold through a worldwide organization that includes direct sales personnel and distributors managed from our San Jose, California headquarters, our Beijing and Fushun, China operations and our Copenhagen, Denmark European headquarters. We sell products in 85 countries and through an international network of sales representatives and distributors.

Currently, our predominant distribution channel is value added business-to-business or business-to-government distribution services companies that focus on the health, safety and security product markets. Many of our distributors are international companies with distribution rights in specific territories. We seek those distributors that have the greatest reach and broadest array of end-user customers. We benchmark our distributors’ performance according to volume, payment schedule, training, services and other support programs.

Our wireless detection products, specifically the AreaRAE suite of products and its peripherals, are largely sold directly in the United States and Europe, with customers identified through external manufacturers’ representatives. This channel was established because of the technical expertise required to advise and sell these complex monitoring systems.

Our marketing efforts are focused on increasing brand awareness and creating product preference through print advertising, direct mail, web sites, trade shows and focused sales strategies. The primary responsibility of our product managers is to develop marketing programs targeted towards specific audiences in the areas of wireless systems, portable products, consumable products and government requirements. We also have an applications engineering group whose primary task is to develop and identify new applications for our products and to provide training to our installed customer base.

Customers

Our end-user customers include many United States government agencies in the intelligence and law enforcement community as well as all branches of the armed forces, and numerous local, state and federal agencies and departments. We also have significant numbers of instruments currently in service with many of the world’s leading corporations in the oil, energy, environmental, metals, computer and telecommunications industries. Our products are used in confined space entry monitoring programs throughout the world, and are used in civilian and government atmospheric monitoring programs.

Research, Development and Engineering

We are expanding our product offerings through advances in sensor, wireless and networking technologies, including:

•	the PlumeRAE, in a Rapid Deployment Kit, and HazRAE, which provide first responders with powerful decision support capabilities when determining the best course of action for a population near an incident;

•	the AreaRAE Gamma, which provides wireless delivery of remotely sensed gas vapors and gamma radiation, an industry first; and

•	networking advances, which allow RAE sensors to be connected to industrial command and control systems via mesh networking with bridges to Ethernet.

The adoption of modular product design and flexible rapid manufacturing have resulted in improved system performance as well as advanced scalability thereby allowing rapid development of new products. New portable products have been introduced for use in confined space/hazardous materials applications, including the GammaRAE II R, QRAE 2, SentryRAE and AreaRAE Steel. We expect to continue to receive governmental and industry certifications for our products in various jurisdictions.

Our research and development process is performed in collaboration with our manufacturing department. Such collaboration is designed to ensure the manufacturability of the product and to expedite the transition from conceptual design to actual production.

Manufacturing

We have ISO 9001 certified manufacturing operations in California and Shanghai.

We lease a modern 61,000 square foot manufacturing facility with laboratory space in Shanghai, China, where the majority of our components and products are manufactured. We lease a 67,000 square foot office, manufacturing, integration and test site in San Jose, California, where we manufacture some of our more complex and sensitive sensors. We have limited manufacturing capabilities in our RAE Beijing operations, consisting 106,000 square feet, of which 41,000 square feet are dedicated to manufacturing and the balance to sales, marketing and administrative functions.

Competition

The markets for gas detection monitoring devices and wireless gas monitoring systems are highly competitive. Our primary competitors include Industrial Scientific Corporation, Mine Safety Appliances Company, Honeywell (BW Technologies), Ion Science, Draeger Safety Inc., Gastec Corporation and Bacou-Dalloz.

Competitors in the gas monitoring industry differentiate themselves on the basis of their technology, product quality, service offerings, sale capabilities, cost and time to market. We believe we compete strongly in each of these areas and consider ourselves an industry leader in the design, development, marketing and manufacture of gas monitoring devices. In particular, we believe our ability to develop products that integrate different chemical detection techniques, such as photoionization detectors, electrochemical sensors for specific toxic chemicals and combustible gas detectors, along with communication technologies that allow wireless data transfer, provide us with a competitive advantage versus our competitors. In addition, we believe our training support materials are a valuable resource for our distributors and end-users, which make our products more attractive to customers.

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

Employees

As of December 31, 2007, we employed 1,321 individuals. Our employees are not covered by a collective bargaining agreement. We have never experienced an employee-related work stoppage and consider our employee relations to be good.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions held by our executive officers and other key employees.

Name	Age	Position

Robert I. Chen	60	President, Chief Executive Officer and Chairman of the Board
Randall Gausman	58	Vice President and Chief Financial Officer
Peter C. Hsi	57	Chief Technology Officer
Christopher Hameister	53	Vice President Asia-Pacific, Europe and Middle East Business Operations
Fei-Zhou Shen	45	Vice President China Business Operations
Li-chung Lee	60	Vice President Engineering
Ming-Ching Tang	57	Vice President Manufacturing

Robert I. Chen co-founded RAE Systems in 1991 and has served as President, Chief Executive Officer and a director since our inception. From 1981 to 1990, Mr. Chen served as President and Chief Executive Officer of Applied Optoelectronic Technology Corporation, a manufacturer of computer-aided test systems, a company he founded and subsequently sold to Hewlett-Packard. Mr. Chen currently serves on the board of directors of Shanghai Ericsson Simtek Electronics Company, Limited, a telecommunications and electronics company. Mr. Chen received a B.S.E.E. from Taiwan National Cheng Kung University, an M.S.E.E. from South Dakota School of Mines and Technology, an advanced engineering degree from Syracuse University and graduated from the Harvard Owner/President program.

Randall Gausman joined RAE Systems in October 2006 as Chief Financial Officer. From May 2006 until joining the Company, Mr. Gausman worked as an independent financial consultant. From April 2002 to May 2006, Mr. Gausman served as Chief Financial Officer of Tut Systems, Inc., which delivered industry leading content processing and distribution products for deploying next-generation video and IP services over broadband networks. His previous work experience also included assignments in finance with Zantaz, Inc. and American President Companies. Mr. Gausman holds both a bachelor of science and masters in business administration from the University of Southern California, as well as a certificate in corporate finance from the University of Michigan School of Business Administration.

Dr. Peter C. Hsi co-founded RAE Systems in 1991 and has served as Chief Technology Officer and a director since our inception. Prior to co-founding RAE Systems, Dr. Hsi was the chief architect for semiconductor test systems at Applied Optoelectronic Technology Corporation. He was also the general manager for Shanghai Simax Technology Co. Ltd. Dr. Hsi has filed 21 patent applications, of which 11 have been granted and 10 are pending. Dr. Hsi received a B.S.E.E. from the National Chiao-Tung University, and a M.S. and Ph.D. in Electrical Engineering from Syracuse University.

Christopher Hameister has served as Vice President of Asia-Pacific, Europe, Middle East Business Operations since January 2007. Previously, Mr. Hameister served as Vice President of Worldwide Sales with RAE Systems from July 2006 to January 2007. In the last 25 years, Mr. Hameister’s experiences have all been with instrumentation companies, including seven years, prior to rejoining the company in July 2005, as Director of Marketing and Sales with RAE Systems and six years with Thermo Instruments as Business Operation Manager. Mr. Hameister holds a BS from the University of Adelaide, South Australia and certificate in marketing from University of New South Wales.

Fei-Zhou Shen joined RAE Systems in May 2001 and has served in various key roles including Vice President of Worldwide Manufacturing. Mr Shen is currently Vice President of China Business Operations. Mr. Shen has over 20 years of business experience serving in key business and strategic management roles. Prior to joining the Company, Mr. Shen worked with Solectron. Mr. Shen has a BS in Mechanical Engineering from Shanghai Jiao-Tong University and a MS in Mechanical Engineering from the University of Idaho.

Dr. Li-chung Lee joined RAE Systems in May 2005 as Vice President Engineering. Prior to joining the Company, Dr. Lee was a senior executive with The Industrial Technology Research Institute, a non-profit research and development organization and an unofficial agency of the government of Taiwan. Dr. Lee received a B.S.M.E. from National Taiwan University, an M.S.M.E. from University of Maine and a Ph.D. in Theoretical and Applied Mechanics from Cornell University.

Dr. Ming-Ching Tang joined RAE Systems in June 2007 as Vice President Manufacturing. Prior to joining the Company, Dr. Tang was a senior executive of TDK China in Hong Kong and Trace Storage Technology in Taiwan. His previous professional experience included development engineering assignments with Western Digital, IBM and Seagate Technology. Dr. Tang received a B.S.M.E. from National Taiwan University, an M.S.M.E. from Massachusetts Institute of Technology and a Ph.D. in Mechanical Engineering from University of California, Berkeley.

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

We may have difficulty achieving and sustaining profitability and may experience additional losses in the future. If we continue to report losses or are marginally profitable, the financial impact of future events may be magnified and may lead to a disproportionate impact on the trading price of our stock.

We recorded net losses of $14.7 million, $1.5 million and $0.8 million for 2007, 2006 and 2005, respectively. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely result in a negative effect on the market price of our stock. In addition, our financial results have historically bordered at or near profitability, and if we continue to perform at this level, the financial impact may be magnified and we may experience a disproportionate impact on our trading price as a result. If we continue to incur losses, any particular financial event could result in a relatively large change in our financial results or could be the difference between us having a profit or a loss for the particular quarter in which it occurs.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including potential future acquisitions and our ability to generate revenue and control costs. Should we have the need to raise additional capital, we might not be able to do so at all or on favorable terms. In the case of any future equity financings, dilution to our shareholders could result and, in any case, such securities may have rights, preferences and privileges that are senior to those of our common stock. If we are unable to obtain needed capital on favorable terms, or at all, our business and results of operations could be harmed and our liquidity could be adversely affected.

The market for gas and radiation detection monitoring devices is highly competitive, and if we cannot compete effectively, our business may be harmed.

The market for gas and radiation detection monitoring devices is highly competitive. Competitors in the gas and radiation monitoring industry differentiate themselves on the basis of their technology, quality of product and service offerings, cost and time to market. Our primary competitors in the gas detection market include Industrial Scientific Corporation, Mine Safety Appliances Company, Honeywell (BW Technologies), Ion Science, Draeger Safety Inc., Gastec Corporation and Bacou-Dalloz Group. Our competitors in the radiation market include TSA Limited, Polimaster Ltd., Exporanium and Santa Barbara Systems. Several of our competitors such as Mine Safety Appliances Company and Draeger Safety Inc. have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than we do. In addition, some of our competitors may be able to:

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

The securities laws and regulations have and are likely to continue to have a significant effect on our costs.

The Sarbanes-Oxley Act of 2002 (the “Act”) and the rules promulgated by the SEC and the American Stock Exchange (“AMEX”) in relation thereto require significant legal, financial and accounting compliance costs, and we expect these costs to continue indefinitely. In particular, given the complexity of our international operations relative to our size, our compliance costs are expected to continue to result in high general and administrative expenses as a percentage of our revenue.

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

In our 2006 annual report on Form 10-K, management identified one material weakness relating to assurance that information from our Chinese subsidiaries has been properly adjusted to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for inclusion in our annual or interim financial statements. As a consequence, beginning with the first quarter of 2007, management of the Company initiated steps to implement a number of compensating controls and remediation measures to improve the level of assurance to ensure that the information from our Chinese subsidiaries had properly adjusted to U.S. GAAP. As of December 31, 2007, our management concluded that the previously identified material weakness in our internal control over financial reporting had been remediated. Our internal control over financial reporting and management’s remediation efforts is available under the subheading “Management’s Report on Internal Control over Financial Reporting”, in our annual report of Form 10-K and under the subheading “Controls and Procedures” herein.

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

Our business is dependent in part upon government funded projects. Decisions on what types of projects are to be funded by local, state and federal government agencies may have a material impact on our business. The Federal budget for the Department of Homeland Security, which we refer to as “Homeland Security” herein, is a source for funding for many of our customers either directly or through grants to state and local agencies. However, if the government does not fund projects that our products are designed to address, or funds such projects at levels lower than we expect, our business and results of operations will be harmed.

From time to time we enter into government contracts that contain provisions which subject us to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. For example, a portion of our federal contracting has been done through the Federal Supply Schedules from the United States General Services Administration (GSA). GSA Schedule contracts which we may enter into often include a clause known as the “Price Reductions” clause; the terms of that clause are similar but not identical to a “most favored customer” clause in commercial contracts. Under that clause, we may agree that the prices to the government under the GSA Schedules contract will maintain a constant relationship to the prices charged to certain commercial customers, i.e., when prices to those benchmark customers drop, our prices on our GSA Schedules contract must be adjusted accordingly. Although when we are party to these contracts we undertake extensive efforts to comply with the Price Reductions clause, it is possible that we may have an unreported discount offered to a “Basis of Award” customer and may have failed to honor the obligations of the Price Reductions clause. If that occurs, we could, under certain circumstances, be subject to an audit, an action in fraud, or other adverse government actions or penalties.

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

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For the years ended December 31, 2007 and 2006, approximately 46% and 38% of our revenues, respectively, were from sales to customers located in Asia and approximately 13% and 13% of our revenues, respectively, were from sales to customers located in Europe. We have manufacturing facilities in China and in the United States. A significant portion of our products and components are manufactured at our facility in Shanghai, China.

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

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights or disputes relating to the validity or alleged infringement of third-party rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. We may incur significant costs in acquiring the necessary third party intellectual property rights for use in our products. Third party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on less favorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements any one of which could seriously harm our business. For example, for the last several years we have been involved in a dispute with Polimaster Ltd. (“Polimaster”) which required us to incur substantial professional fees. Although we ultimately prevailed, it is uncertain whether we will be able to recover any of the amounts awarded to us.

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

We distribute our products in the Americas primarily through distributors. We are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. Distributors are an important sales channel for our future growth. If one or more of our distributors were to experience financial difficulties or become unwilling to promote and sell our products for any reason, including any refusal to renew their commitment as our distributor, we might not be able to replace such lost revenue, and our business and results of operations could be materially harmed.

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

In the last several years, we increased our ownership of RAE Beijing to 96%, acquired Aegison Corporation and Tianjin Securay Technology Co., Ltd. and formed RAE Fushun. In August 2007, we determined to discontinue the Aegison and Securay businesses. We may acquire or make additional investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses related to goodwill recognition and other intangible assets, any of which could harm our business.

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

Our future success depends to a significant extent on the continued service of our executive officers. We have no formal employment agreements with any of our executives other than the initial offer letter, if applicable. The loss of the services of any of our executive officers could harm our business. We do not have key person life insurance on any of our personnel.

Our officers and directors beneficially own approximately 33% of our common stock and, accordingly, may exert substantial influence over the Company.

Our executive officers and directors, in the aggregate, beneficially own approximately 33% of our common stock as of December 31, 2007. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has not received any written comments from the SEC regarding its periodic or current reports not less than 180 days before December 31, 2007 which remain unresolved.

ITEM 2.	PROPERTIES

Our corporate headquarters and principal offices are located in a facility we lease in San Jose, California. The San Jose facility consists of approximately 67,000 square feet, which we have occupied since May 2005, and which includes research and development, sales and marketing, general and administrative and manufacturing operations.

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

In addition, RAE Beijing owns a manufacturing facility consisting of approximately 106,000 square feet, of which 41,000 square feet is dedicated to the manufacturing of RAE Beijing’s products and the storage of the inventory.

We maintain a sales office in Fan Ling, Hong Kong, from which we sell our products to Asia. The lease of the Fan Ling office has been extended for a period of two years commencing in January 2007. We also maintain sales and service centers in Copenhagen, Denmark, the United Kingdom, France and United Arab Emirates, from which we sell our products to Europe, Australia, New Zealand, the Middle East and Africa. The new lease of the Copenhagen facility expires in September 2014.

We abandoned a leased facility in Sunnyvale, California of approximately 25,000 square feet in May 2005 that served as our former corporate headquarters and United States manufacturing facility. The lease for the abandoned facility expires in October 2009. The facility is currently subleased.

ITEM 3.	LEGAL PROCEEDINGS

Polimaster Ltd. v. RAE Systems Inc., United States District Court for the Northern District of California, Case No. 05-CV-01887-JF

Polimaster Ltd. (“Polimaster”) filed a complaint against the Company on May 9, 2005 in the United States District Court for the Northern District of California in a case titled Polimaster Ltd. v. RAE Systems Inc. (Case No. 05-CV-01887-JF). The complaint alleges, among other things, that the Company breached its contract with Polimaster and infringed upon Polimaster’s intellectual property rights. The dispute is subject to a contractual arbitration agreement, although the federal court has retained jurisdiction over the matter pending completion of the arbitration. In September 2007, a Final Award was issued in the arbitration. The arbitrator ruled that Polimaster failed to prove its claims and was not entitled to any relief; that the Company had proven its counterclaims and was awarded damages of approximately $2.4 million; and that as the prevailing party, the Company was entitled to recover costs in the amount of $46,000. On October 5, 2007, RAE filed a motion to confirm the Final Award. On October 17, 2007, Polimaster filed an opposition to RAE’s motion to confirm the Final Award and filed its own motion to vacate the Final Award. Both motions were heard on December 7, 2007 and the court has taken the matter under submission.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS. AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	2007		2006
	High	Low	High	Low

First Quarter	$3.75	$2.52	$3.93	$3.26
Second Quarter	$2.95	$2.23	$4.54	$3.27
Third Quarter	$3.35	$1.90	$4.14	$2.40
Fourth Quarter	$3.68	$2.40	$4.05	$2.81

As of December 31, 2007, there were 285 shareholders of record who held shares of our common stock.

We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

PERFORMANCE GRAPH

The following chart presents a comparative analysis of the stock performance of our common stock relative to AMEX Composite and AMEX stock for SIC codes 3800-3899 Measuring Instruments indexes. This analysis assumes a $100 investment in our underlying common stock and these indexes on December 31, 2002 through December 31, 2007. This analysis does not purport to be a representation of the actual market performance of our stock or these indexes. This chart has been provided for informational purposes to assist the reader in evaluating the market performance of our common stock compared to other market participants.

Notwithstanding anything to the contrary set forth in our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might incorporate future filings made by us under those statutes, the following Stock Performance Graph will not be deemed incorporated by reference into any future filings made by us under those statutes.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among RAE Systems Inc., The AMEX Composite Index
And AMEX stocks for SIC codes 3800 — 3899 Measuring Instruments;photo, med & optical goods

* $ 100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
RAE Systems Inc.	100.00	809.52	1,738.10	835.71	761.90	642.86
AMEX Composite	100.00	143.18	175.20	215.26	257.04	299.37
AMEX stocks for SIC codes 3800 - 3899 Measuring Instruments	100.00	148.58	155.91	135.48	148.39	171.08

ITEM 6.	SELECTED FINANCIAL DATA

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

	2007	2006	2005	2004
	(1)(2)(3)	(4)(5)(6)(7)	(8)	(9)(10)	2003
	(In thousands, except share and per share data)

Operating Data:
Net sales	$90,836	$67,721	$60,293	$45,540	$31,361
Gross profit	$46,408	$35,523	$35,603	$27,023	$19,256
Operating income (loss) from continuing operations	$(4,171)	$(2,871)	$(1,588)	$3,514	$3,759
Income (loss) from continuing operations	$(10,542)	$(1,369)	$(759)	$2,335	$2,738
Basic income (loss) per share from continuing operations	$(0.18)	$(0.03)	$(0.01)	$0.04	$0.06
Diluted income (loss) per share from continuing operations	$(0.18)	$(0.03)	$(0.01)	$0.04	$0.06
Weighted-average common shares:
Basic outstanding shares	58,852,172	58,424,970	57,687,714	55,809,638	46,179,770
Diluted outstanding shares	58,852,172	58,424,970	57,687,714	60,135,692	49,225,169
Balance Sheet Data:
Working capital	$40,850	$36,641	$41,366	$38,857	$12,423
Total assets	$85,343	$89,753	$76,264	$69,115	$20,765
Long-term liabilities	$10,442	$5,441	$2,962	$1,645	$200
Total shareholders’ equity	$46,356	$56,179	$54,573	$52,189	$14,807

The following information summarizes events that affect comparability of the information reflected in selected financial data:

(1)	In January 2007, the Company entered into an agreement to purchase the intellectual properties of Tianjin Securay Technology Ltd. Co. for approximately $1.5 million. Including transactions entered into during fiscal 2006, the total purchase price was $2.0 million in cash.

(2)	In August 2007, the Board of Directors approved the discontinuation of the Company’s DVR business. Impairment expenses recognized in fiscal 2007 totaled $4.2 million.

(3)	In December 2007, the Company sold its headquarters building in San Jose, California for $12.7 million and leased back the facility for a period of 10 years. The Company recognized a gain on sale of $0.4 million in 2007 and recorded a deferred gain of $6.3 million. The deferred gain will be recognized in income straight-line over the life of the leaseback beginning in January 2008.

(4)	RAE Fushun joint venture was formed in December 2006. The fair value of assets acquired and liabilities assumed were included in the consolidated balance sheet as of December 31, 2006. There were no operating activities recorded in 2006.

(5)	The Company purchased an additional 32% ownership in RAE Beijing in July 2006. The Company has consolidated RAE Beijing since 2004. With the purchase in July 2006, minority shareholder’s interest was reduced to 4%.

(6)	In July 2006, the Company purchased Aegison Corporation. The fair value of assets acquired and liabilities assumed were included in the consolidated balance sheet as of December 31, 2006.

(7)	As of December 31, 2006, the Company was in the process of acquiring Securay. The Company recorded $820,000 of acquisition in progress as of December 31, 2006.

(8)	During the second quarter of 2005, the Company abandoned its leased facility in Sunnyvale California and moved to a new headquarters and U.S. manufacturing facility. As a result, the Company took a before-tax charge of approximately $2.0 million for abandonment of its lease in the second quarter of 2005.

(9)	The Company purchased 64% of ownership in RAE Beijing in May 2004. The fair value of assets acquired and liabilities assumed were included in the consolidated balance sheet at December 31, 2004. Seven months of operating activities were recorded in the consolidated statement of operations in 2004.

(10)	In January 2004, the Company closed its public offering of 8,050,000 shares of its common stock at $4.25 share, less the applicable underwriting discount. The net proceeds were approximately $31.8 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in fiscal year 2008. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligations to update the forward-looking statements in this report that occur after the date hereof.

Overview

We are a leader in delivering innovative sensor solutions to serve industrial, energy, environmental and government safety markets worldwide,. In addition, we offer a full line of portable single-sensor chemical and radiation detection products. The market for our products has evolved from being strictly focused on environmental and industrial monitoring to now encompassing public safety. We have expanded our presence to include the broader global energy exploration and refining safety equipment market and with the formation of RAE Fushun, we are serving the coal mine safety equipment market in China and oil production safety world wide.

In 2006, we leveraged our expertise and experience to make two investments in China to pursue opportunities in one of the world’s largest and fastest growing economies. First in July 2006, we increased our ownership in RAE Beijing to 96 percent to benefit from our efforts to drive higher revenue and operating profit. RAE Beijing produces, sells and distributes safety and security solutions for the chemical, oil, gas metals and energy sectors in China. Second, in December 2006, we formed RAE Fushun, a joint venture to capitalize on China’s growing reliance on coal based energy resources. RAE Fushun manufactures and sells coal mine safety equipment. RAE Systems owns 70 percent of the joint venture which combines our skills and expertise with Fushun Anyi, a former state owned company serving the coal mine safety market.

The AreaRAE has been deployed for continuous monitoring of worker safety in the petrochemical industry during plant turnarounds. We believe AreaRAE provides a significant cost savings and productivity advantage for bringing facilities back on-line more quickly. National Guard Civil Support Teams have deployed over fifty-seven AreaRAE wireless network systems — at least one system for each State.

Several chemical manufacturers, throughout Europe, have selected the MiniRAE 2000 and ppbRAE Plus PID instruments for industrial hygiene applications. In China, PetroChina, Dushanzi has selected the RAEGuard fixed sensor systems. We have received orders from several state operated oil fields including Da-Gang, Liao-He, and the Chang-Qing.

In early 2007, we strengthened and expanded our sales and distribution channels in each of our three geographic sales regions. We continued to augment our sales model with the introduction of a value-added distributor program, additional regional sales management and inside sales resources. We offer our channel partners a web portal to facilitate sale orders. We are expanding our training programs to offer product and service training, and American Industrial Hygiene certification classes.

In India and the Middle East we have added additional regional sales managers to grow our presence in these two emerging markets. In China, our focus is on the growing environmental protection market and the industrial sector, including oil and gas, petro-chemicals, certain telecom applications and coal mining. A major priority will be to introduce new products for the coal mine safety market through RAE Fushun. We believe this market will provide us a number of exciting new business opportunities in 2008 and beyond, as China continues to modernize its coal mining industry.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, we have experienced an insignificant amount of sales returns. We generally recognizes revenue when goods are shipped to our distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions. For non-standard contract terms where title to goods pass at time of delivery (FOB destination), revenue is recognized after we have established proof of delivery. Revenues relating to services performed under our extended warranty program represent less than 5% of net revenues in each of 2007, 2006 and 2005 and are recognized as earned based upon contract terms, generally ratable over the term of service. We record project installation work in Asia using the percentage-of-completion method. Installation revenue represents less than 5% of net revenue in 2007, 2006 and 2005. Net revenues include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. Shipping fees represent less than 1% of net revenues in each of 2007, 2006 and 2005. Shipping costs are included in cost of goods sold.

Accounts Receivable, Trade Notes Receivable and Allowance for Doubtful Accounts

We grant credit to its customers after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustments history, current economic conditions and other factors that deserve recognition in estimating potential losses. We generally do not require collateral for sales on credit. While management uses the best information available in making our determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management’s control. If there was a deterioration of a major customer’s credit-worthiness or if actual defaults were higher than what have been experienced historically, additional allowances would be required.

We are not able to predict changes in the financial stability of our customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on our results of operations and financial condition.

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

Goodwill

We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Our impairment review process compares the fair value of the goodwill to the carry value according to SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Since we operate as a single business segment under SFAS No. 131, “Segment Reporting” (“SFAS 131”), we are treated s a single reporting unit under SFAS 142 for the purpose of testing goodwill for impairment.

The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the Company. The assumptions supporting the estimated future cash flows of the Company, including discount rate used and estimated terminal value reflect our best estimates.

Long-lived Assets

We test long-lived asset groups for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability is assessed based on the carrying amounts of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisals in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Stock-Based Compensation Expense

Effective January 1, 2003, we adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” for the recognition of stock-based compensation cost in its statement of operations. The fair value of each option award was estimated on the date of the grant using the Black-Scholes-Merton valuation method. This fair value was amortized as compensation expense, on a straight line basis, over the requisite service periods of the awards, which was generally the vesting period.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), where the fair value of each option is adjusted to reflect only those shares that are expected to vest. Our implementation of SFAS 123(R) used the modified-prospective-transition method where the compensation cost related to each unvested option as of January 1, 2006, was recalculated and any necessary adjustment was reported in the first quarter of adoption.

We made the following estimates and assumptions in determining fair value:

Valuation and amortization method — We estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term — Our expected term represents the weighted-average period that our stock-based awards are expected to be outstanding. Prior to 2007, we applied the “Simplified Method” as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. From the first quarter of 2007, we have used the historical exercise patterns of previously granted options in relation to the Company’s stock price to estimate expected exercise patterns as we expected that the “Simplified Method” would be disallowed by December 31, 2007.

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

Estimated Forfeitures — To estimate forfeitures, we apply our historical rate of option forfeitures. Estimated forfeiture rates are trued-up to actual forfeiture results as the stock-based awards vest.

Business Combinations

In accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer contracts, acquired developed technologies and pending patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; the acquired Company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined Company’s product portfolio; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

Our effective tax rates differ from the statutory rate primarily due to foreign earnings taxed at lower rates, foreign losses not benefited, stock compensation expenses under SFAS 123(R) which are not deductible for tax purposes and valuation allowance. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our provision for income taxes.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on its tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. With the adoption of FIN 48, the Company also began reporting tax-related interest and penalties as a component of income tax expense.

RESULTS OF OPERATIONS

Net Sales

				Percentage				Percentage
	2007	2006	Change	Change	2006	2005	Change	Change
	(In thousands)

Net sales	$90,836	$67,721	$23,115	34%	$67,721	$60,293	$7,428	12%

Net sales for 2007 increased $23.1 million or 34% from $67.7 million in 2006. The increase was primarily the result of an increase in net sales of $11.8 million from the acquisition of RAE Fushun in December 2006 and an increase in net sales of $4.2 million in the Americas, $2.8 million in Europe and $4.3 million in the rest of Asia excluding Fushun. The increase in revenue was primarily due to overall greater market penetration by the sales team, which led to higher government orders in the United States and larger sales to oil and steel industries in China.

Net sales for 2006 increased $7.4 million or 12% from $60.3 million in 2005. The increase was primarily the result of increases in net sales in Asia of $6.1 million and Europe of $2.4 million partially offset by a decrease in the Americas of $1.1 million. The increase in Asia was due to higher sales of third party products, RAE gas detector product sales and increased installation revenue. The increase in Europe was primarily driven by integrated wireless systems sales. The decrease in the Americas was primarily the result of slower spending in the first half of 2006 for homeland security products compared with 2005, as well as from increased competitive product pricing pressure in the industrial sector in 2006.

Cost of Sales and Gross Profit

				Percentage				Percentage
	2007	2006	Change	Change	2006	2005	Change	Change
	(In thousands)

Cost of sales	$44,428	$32,198	$12,230	38%	$32,198	$24,690	$7,508	30%
Gross profit	$46,408	$35,523	$10,885	31%	$35,523	$35,603	$(80)	0%
Gross margin	51%	52%			52%	59%

Cost of sales in 2007 increased $12.2 million or 38% from $32.2 million in 2006. The increase in cost of sales was primarily the result of an increase in net sales from $67.7 million in 2006 to $90.8 million in 2007. Gross profit in 2007 increased $10.9 million or 31% from $35.5 million in 2006. Gross margin decreased slightly in 2007 to 51% from 52% in 2006 due primarily to the acquisition of RAE Fushun in December 2006, which has a lower gross margin due to older technology products and being a new operation.

Cost of sales in 2006 increased $7.5 million or 30% from $24.7 million in 2005. Gross profit in 2006 decreased less than $0.1 million from $35.6 million in 2005. However, the gross margin decreased to 52% in 2006 compared with 59% in 2005. The lower gross margin in 2006 was primarily due to a shift in sales in the Americas towards lower-margin portable products, an increase in the United States manufacturing overhead associated with facility cost and more competitive product pricing pressure in the United States. In addition, lower gross margin installation revenue and third party product sales in Asia contributed to the year-over-year decline in gross margin.

Sales and Marketing Expense

				Percentage				Percentage
	2007	2006	Change	Change	2006	2005	Change	Change
	(In thousands)

Sales and marketing	$25,434	$18,987	$6,447	34%	$18,987	$16,835	$2,152	13%
Percentage of net sales	28%	28%			28%	28%

Sales and marketing expenses in 2007 increased $6.4 million or 34% from $19.0 million in 2006. The increase was primarily due to a $1.9 million increase in payroll and benefit related expenses, as a result of 13 headcount increases in all regions and 85 headcount increases from the acquisition of RAE Fushun in December 2006, as well as $1.9 million of increased travel and entertainment expenses and $1.5 million of increased office and facility expenses. In addition, commission expenses increased by $0.9 million reflecting an increase in revenue. Amortization of intangible increased by $0.3 million primarily as a result of the acquisition of the customer list in connection with the acquisition of RAE Fushun.

Sales and marketing expenses in 2006 increased $2.2 million or 13% from $16.8 million in 2005. The increase was attributable to an increase in sales and marketing expenses related to increased revenue, payroll related expenses attributable to increased headcount, as well as from higher infrastructure costs across the Company to support sales growth.

Research and Development Expense

				Percentage				Percentage
	2007	2006	Change	Change	2006	2005	Change	Change
	(In thousands)

Research and development	$7,973	$6,075	$1,898	31%	$6,075	$5,414	$661	12%
Percentage of net sales	9%	9%			9%	9%

Research and development expenses in 2007 increased $1.9 million or 31% from $6.1 million in 2006. The increase was primarily due to a $0.7 million increase in payroll and benefit related expenses, as a result of headcount increases in China, and from the acquisition of RAE Fushun in December 2006, as well as $0.1 million increase in office and travel expenses. Project expenses increased by $0.5 million mainly due to increases in product certifications and testing expenses and additional projects from the formation of RAE Fushun as well as new projects related to future products in other regions. We also impaired certain patents of approximately $0.6 million in China as related products had reached end of life and were discontinued.

Research and development expenses in 2006 increased $0.7 million or 12% from $5.4 million in 2005. The increased expenses were primarily the result of increased headcount and project expenses for the development of new portable and wireless products at our engineering center in Shanghai, China. Key product releases during 2006 included the GammaRAE Systems II R portable radiation detector and dosimeter as well as the Neutron RAE II, a combined gamma and neutron radiation detector. We also released the ChemRAE, a portable device for the detection of chemical warfare agents capable of integration into our wireless communications products.

General and Administrative Expense

				Percentage				Percentage
	2007	2006	Change	Change	2006	2005	Change	Change
	(In thousands)

General and administrative	$17,767	$13,332	$4,435	33%	$13,332	$12,915	$417	3%
Percentage of net sales	20%	20%			20%	21%

General and administrative expenses in 2007 increased $4.4 million or 33% from $13.3 million in 2006. The increase was primarily due to a $2.0 million increase in payroll and benefit related expenses, as a result of headcount increases in all regions, and from the formation of RAE Fushun in December 2006, as well as $0.8 million increase in office and facility expenses and $0.2 million increase in travel expenses. The increase of $1.7 million in professional fees is primarily comprised of $1.3 million increase in legal costs associated with the Polimaster arbitration, $0.8 million increase in accounting and tax services related to the international nature of our business, offset by $0.4 million decrease in consulting fees where permanent positions have replaced consultants. The increase in general and administrative expenses is offset by a $0.4 million gain recognized as a result of the sale and leaseback of our San Jose Headquarters building in December 2007.

General and administrative expenses in 2006 increased $0.4 million or 3% from $12.9 million in 2005. The increased expenses were primarily the result of increases in Sarbanes-Oxley compliance related charges. We also experienced higher infrastructure costs such as increased communication and consulting expenses following implementation of the Oracle Enterprise Resource Planning system.

Gain/loss on Abandonment of Lease

				Percentage				Percentage
	2007	2006	Change	Change	2006	2005	Change	Change
	(In thousands)

(Gain) loss on abandonment of lease	$(595)	$—	$(595)	100%	$—	$2,027	$(2,027)	(100)%
Percentage of net sales	(1)%	0%			0%	3%

Income on abandonment of lease in 2007 was $0.6 million. In March 2007, we revised the estimated loss on abandonment of the lease related to our former headquarters in Sunnyvale, California and reduced operating expenses by $0.6 million. The change in estimate primarily reflected management’s expectation that the premises would be subleased under current market conditions for office rentals. During the second quarter of 2007, a sublease was executed with rents commencing in June.

Loss on abandonment of lease of approximately $2.0 million in 2005 was associated with our abandonment of our former headquarters and manufacturing lease site in Sunnyvale, California. We completed our move to a larger headquarters and United States manufacturing facility during the second quarter of 2005 to support our sales growth.

Other Income (Expense)

				Percentage				Percentage
	2007	2006	Change	Change	2006	2005	Change	Change
	(In thousands)

Interest income	$162	$782	$(620)	(79)%	$782	$641	$141	22%
Interest expense	(705)	(249)	(456)	183%	(249)	(180)	(69)	38%
Other, net	58	232	(174)	(75)%	232	25	207	828%

Total other income (expense)	$(485)	$765	$(1,250)	(163)%	$765	$486	$279	57%

For 2007, total other income decreased $1.3 million or 163% from $0.8 million in 2006. The decrease was primarily the result of lower interest income as we made substantial investments in RAE Fushun, Securay and Aegison Corporation during the second half of 2006 and through 2007. In addition, interest expenses increased by $0.5 million due to short term bank borrowings in the U.S. and China to support operations. Other income decreased by $0.2 million mainly due to realized foreign exchange loss from payments to Fushun shareholders in 2007.

In 2006, total other income increased $0.3 million or 97% from $0.3 million in 2005. The increase was primarily the result of increased other income of $0.2 million in 2006, primarily resulting from a foreign exchange gain of $0.2 million in Eurodollar and Renminbi denominated balances and a litigation settlement gain of $0.2 million. The increase was partially offset by loss on fixed assets disposal of $0.2 million. We also experienced an increase in interest income of $0.1 million, which was largely attributed to higher interest rates on investments in 2006 compared with 2005.

Income Tax Benefit (Expense)

				Percentage				Percentage
	2007	2006	Change	Change	2006	2005	Change	Change
	(In thousands)

Income tax expense (benefit)	$5,883	$(882)	$6,765	(767)%	$(882)	$(477)	$(405)	85%
Effective tax rate	53%	(38)%			(38)%	(37)%

Income tax expense increased $6.8 million or 767% from an income tax benefit $0.9 million in 2006. Our effective tax rate was 53% in 2007 and a 38% tax benefit in 2006. The tax rate for years 2007 and 2006 differed from United States statutory rate due to change in the realization of our deferred tax assets (DTAs), foreign earnings taxed at lower rates, foreign losses not benefited and non-deductible stock compensation deductions under SFAS 123 and SFAS 123(R).

We currently have significant deferred tax assets resulting from anticipated net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. We established a full valuation allowance for our remaining deferred tax assets and recognized a $7.3 million charge during the fourth quarter of 2007. We previously provided valuation allowances only for future tax benefits resulting from certain foreign net operating losses. We believed it was more likely than not that the remaining net deferred tax assets would be realized principally based upon anticipated continued revenue growth and profitable results for 2008. This expectation was based on a number of factors, including the introduction of several new products in 2007 and 2008, growing revenue in each of the geographic markets we serve and continued management focus on controlling operating expenses. We believed that the combination of these factors would result in future profitable operations and the realization that the deferred tax assets would be fully utilized. Statement of Financial Accounting Standards No. 109 , “Accounting for Income Taxes” (“SFAS 109”), requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized and that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weighed heavily in the overall assessment. We believe that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the current and believed to be continued weakness in the overall market thereby potentially impacting our ability to sustain or grow revenues and earnings, and the length of carryback and carryforward periods. We considered expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. Based on the absence of sufficient positive objective verifiable evidence at December 31, 2007, we increased our total valuation allowance on deferred tax assets to approximately $8.4 million resulting in the $7.3 million charge. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations.

Income tax benefit increased $0.4 million or 85% from $0.5 million in 2005. Our effective tax rate was a 38% tax benefit in 2006 and 37% tax benefit in 2005. The tax rate for 2006 and 2005 differed from the United States statutory rate due to foreign earnings taxed at lower rates, foreign losses not benefited, non-deductible stock compensation deductions under SFAS 123 and SFAS 123(R) and adjustments to our reserves for uncertain tax positions.

In 2006, the Internal Revenue Service completed its examination of our federal income tax returns for the years ended December 31, 2003 and 2004. Based on the results of the examination, we paid $391,000 to the IRS in April 2006, which was accrued at December 31, 2005. Based on a favorable outcome of the audit, we released $337,000 of additional reserves applicable to 2003 and 2004 during the year. Additionally, we reported $190,000 for the release of tax reserves and related interest upon the expiration of the statute of limitations for federal tax liabilities applicable to uncertain tax positions for the year ended December 31, 2002. In 2006, the tax authority in Denmark, Skat, has completed the audit of our subsidiary in Denmark for the year ended December 31, 2004 without any adjustment.

Minority Interest in Loss of Consolidated Subsidiaries

				Percentage				Percentage
	2007	2006	Change	Change	2006	2005	Change	Change
	(In thousands)

Minority interest in (income) loss of consolidated subsidiaries	$(6)	$49	$(55)	(112)%	$49	$62	$(13)	(21)%

Minority interest in income of consolidated entities for 2007 increased $55,000 or 112% from a loss of $49,000 in 2006. The increase in minority interest income of consolidated entities was mainly due to improved profitability at RAE Beijing, as well as increase in ownership from 64% to 96% in second half of fiscal 2006. The increase was partially offset by the loss generated by RAE Fushun, formed in December 2006 and less profit from RAE France in 2007.

Minority interest in loss of consolidated entities for 2006 decreased $13,000 or 21% from $62,000 in 2005. Minority interest in loss of consolidated subsidiaries represented net loss allocated to minority shareholders’ interest in RAE Beijing and majority shareholders’ interest in RAE France. The reduction in minority interest in loss of consolidated entities was due to improved profitability at RAE Beijing and RAE France. Partially offsetting that reduction was the decrease in minority ownership that resulted from our increase in ownership of RAE Beijing from 64% to 96% in July 2006.

Loss From Discontinued Operations

On August 24, 2007, the Board of Directors approved the discontinuation of our mobile DVR business in order to reduce expenses and concentrate resources on our gas and radiation detection business. Our mobile DVR business was acquired through the purchases of Aegison and Securay. See “Note 2. Mergers and Acquisitions” of the Notes to Consolidated Financial Statements for details. On August 28, 2007, we notified our DVR customers, terminated all personnel not reassigned to continuing operations and suspended the related production and sales activities. Because the DVR business operates at a substantial loss, management intends to liquidate the tangible assets, mainly inventories of component parts. Accordingly, the value of these assets has been adjusted to reflect the anticipated disposals.

As a result of discontinuing the DVR business, management impaired the remaining value of the intangible assets and goodwill acquired in the purchases of Aegison in July 2006 and Securay in January 2007. Impairment expense recognized in fiscal 2007 totaled $4.2 million.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the financial results of the DVR business are reported as discontinued operations for all periods presented. The financial results included in discontinued operations were as follows:

				Percentage
	2007	2006	Change	Change
	(In thousands)

Loss from discontinued operations before income taxes	$(4,939)	$(243)	$(4,696)	1933%
Income tax benefit	(785)	(83)	(702)	846%

Loss from discontinued operations	$(4,154)	$(160)	$(3,994)	2496%

Liquidity and Capital Resources

To date, we have financed our operations primarily through revenues from operations, proceeds from the issuance of equity securities and bank borrowings. As of December 31, 2007, we had $15.9 million in cash and investments compared with $21.4 million on December 31, 2006. The $5.5 million year-over-year reduction of company cash was primarily due to operating losses combined with an increase in working capital due to an increase in business activities in China partially offset by the sale of long term assets.

On December 31, 2007 we had $40.9 million in working capital (current assets less current liabilities) and a current ratio (ratio of current assets to current liabilities) of 2.8 to 1.0 compared to working capital of $36.6 million and a current ratio of 2.6 to 1.0 on December 31, 2006.

On March 14, 2007, we signed a $15.0 million revolving credit agreement, which is available to help fund future growth and expansion. The agreement provided for borrowings up to $7.0 million based on a blanket security interest in our assets. An additional $8.0 million of borrowing is available based on a percentage of qualifying assets. In addition to the on-going requirement to submit quarterly financial statements, we are required to comply with certain reporting requirements whenever borrowings against the line of credit exceeds $3.0 million.

There was an amendment to the revolving credit agreement in December 2007, subsequent to the sale and leaseback of the San Jose office building. The $15.0 million revolving credit agreement continued to be divided into two components. The first $7.0 million of borrowing previously based on a blanket security interest was changed to $5.0 million and the $8.0 million previously based qualifying assets was changed to $10.0 million. All other key terms and conditions remained essentially unchanged. We are in full compliance with all of the borrowing requirements, including certain financial covenants, and as such, have the full line available. At present, there are no outstanding amounts under the line of credit agreement, which expires in June 2008.

We also have two unsecure lines of credit for Renminbi 20 million or approximately $2.7 million and Renminbi 10 million or approximately $1.4 million to provide working capital in China as of December 31, 2007.

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

Summary of the Consolidated Statements of Cash Flows for the years 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net cash provided by (used in):
Operating activities	$(9,979)	$1,051	$1,368
Investing activities	10,023	3,025	(9,562)
Financing activities	(2,684)	230	108
Effect of exchange rate changes on cash and cash equivalents	427	289	44

Net decrease in cash and cash equivalents	$(2,213)	$4,595	$(8,042)

Operating Activities

For the year ended December 31, 2007 net cash used by operating activities was $10.0 million which was due to the following:

•	Cash was used mainly to support an increase of $9.5 million in working capital primarily consisting of an increase of $5.7 million in accounts receivable and $1.8 million in inventories primarily related to increased sales. The remaining $2.0 million was primarily comprised of changes in deferred revenue, deposits and other current operating accounts.

•	The positive effect of the non-cash adjustments was due to depreciation and amortization of long lived assets of $3.7 million, deferred taxes of $4.1 million, stock based compensation expense of $1.9 million and provision for doubtful accounts of $1.9 million.

For the year ended December 31, 2006, net cash provided by operating activities was $1.1 million due to the following:

•	Non-cash charges to our net income were approximately $4.1 million. The non-cash adjustments to net income resulted primarily from depreciation and amortization of long-lived assets of $3.2 million, compensation expense of fair value accounting for stock options of $1.6 million, other reserve and non-cash adjustments to our net income of approximately $0.5 million, partially offset by an adjustment to our deferred income taxes of $1.2 million.

•	The positive effect of the non-cash adjustments described above, for the year 2006, was partially offset by an increased investment in working capital of $1.5 million. The increase in working capital was primarily the result of increased sales in Asia, which has a longer average collection period for accounts receivable than sales in the United States, partially offset by higher payables related to the increased volume in December 2006.

For the year ended December 31, 2005, net cash provided by operating activities was $1.4 million which was due to the following:

•	Non-cash charges to our net income were approximately $5.0 million. The non-cash adjustments to net income resulted primarily from depreciation and amortization of long-lived assets of $2.1 million, the reserve amounts to cover the anticipated payment to our landlord of the Sunnyvale, California, headquarters building of $2.0 million which was abandoned when we purchased our headquarters building in San Jose, California, compensation expense of fair value accounting for stock options of $2.2 million, other reserve and non-cash adjustments to our net income of approximately $0.6 million, partially offset by an adjustment to our deferred income taxes of $1.9 million.

•	The positive effect of the non-cash adjustments described above, for the year 2005, was partially offset by an increased investment in working capital of $2.8 million, which was comprised primarily of increases in accounts receivable and inventory related to increased sales levels and the continued growth of the business in Asia.

Investing Activities

Net cash provided by investing activities during the years ended December 31, 2007 and 2006 amounted to $10.0 million and $3.0 million, respectively, and net cash used in investing activities during the year ended December 31, 2005 amounted to $9.6 million.

During 2007, the increase in cash due to investing activities of $10.0 million was primarily due to the net proceeds from the sale and leaseback of our San Jose headquarters building for approximately $12.4 million and the sale of investments in securities for $3.2 million, partially offset by approximately $4.0 million used for the acquisition of property and equipment and $1.6 million used for business acquisitions. During 2007, we began to construct RAE Fushun’s new manufacturing and administrative facility in China. The estimated cost to complete this project in 2008 is $2.8 million.

During 2006, the proceeds from investing activities contributed $3.0 million to cash. The increase consisted primarily of $12.7 million in net proceeds from the sale of investments and the maturity of investments. The net proceeds were partially offset by investments of $7.4 million used for business acquisitions. Of the acquisitions, approximately $4.8 million was invested to increase our stake in RAE Beijing from 64% to 96%, $2.1 million to acquire the assets of Aegison Corporation and $0.5 million to acquire certain assets of Tianjin Securay Technology Co Ltd. In addition, $2.2 million was used for the acquisition of property and equipment.

During 2005, there was an increase in investing activities that reduced cash available to business operations by $9.6 million. The cash reduction resulting from increased investing activities during 2005, which was primarily the result of $4.9 million being used for acquisition of property and equipment related to existing businesses and a net increase of investments of surplus cash held by the Company of approximately $4.7 million.

Financing activities

Net cash provided by financing activities during the years ended December 31, 2007, 2006 and 2005 amounted to $2.7 million, $0.2 million and $0.1 million, respectively.

The cash provided by financing activities was $2.7 million in 2007 and was primarily from bank borrowings (net of repayment) of $2.6 million, which was used to repay a related party note of $5.0 million and the repurchase of restricted stock awards of $0.3 million.

The net cash provided by financing activities for 2006 and 2005 was mainly from the proceeds from the exercise of stock options and warrants.

Commitments and Contingencies

Summary of Obligations

The following table quantifies our known contractual obligations in tabular form as of December 31, 2007. These obligations impact our short and long-term liquidity and capital resource needs. Certain of these contractual obligations are reflected in the Consolidated Balance Sheets, while others are disclosed as future obligations.

		Less than	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Contractual Obligations
Amounts reflected in Consolidated Balance Sheets:
Notes payable — related parties(1)	$2,561	$191	$1,715	$655	$—
Capital lease obligations(2)	136	78	58	—	—
Other cash obligations not reflected in Consolidated Balance Sheets:
Operating lease obligations(2)	13,229	1,906	3,052	2,645	5,626
Construction in process	1,053	1,053	—	—	—
Open purchase orders(3)	7,090	7,090	—	—	—

Total	$24,069	$10,318	$4,825	$3,300	$5,626

(1)	For further discussion surrounding notes payable-related parties, refer to “Note 12. Related Party Transactions” to the Consolidated Financial Statements.

(2)	For further discussion surrounding purchase and lease obligations, refer to “Note 9. Commitments and Contingencies” to the Consolidated Financial statements.

(3)	Represents estimated cancelable open purchase orders to purchase inventory and other goods and services in the normal course of business to meet operational requirements.

Guarantees

We are permitted under Delaware law and in accordance with its Bylaws to indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that limits our exposure and enables it to recover a portion of any future amounts paid. To date we have not incurred any losses under these agreements.

In our sales agreements, we typically agree to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date, we have not paid any amounts to settle claims or defend lawsuits.

Product Warranties

We sell the majority of our products with a 12 to 24 month repair or replacement warranty from the date of shipment. We provide an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized.

Uncertain Tax Positions

Effective January 1, 2007, we adopted the provisions of FIN 48. As of December 31, 2007, the liability for uncertain tax positions, including associated interest and penalties, was approximately $1.4 million pursuant to FIN 48. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and as a result, is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 and related FASB staff positions on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirement to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. While we are currently evaluating the impact of adopting SFAS 159, we do not expect that it will have a material effect on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. While we are currently evaluation the impact of adopting SFAS 141R, we do not expect that it will have a material impact on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. While we are currently evaluating the impact of adopting SFAS 160, we do not expect that it will have a material effect on our financial condition and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

As of December 31, 2007, we had cash and cash equivalents of $15.9 million. Changes to interest rates over time may reduce or increase our interest income from our short-term investments but the impact on our cash and cash equivalents is expected to be insignificant.

Foreign Currency Exchange Rate Risk

For the year ended December 31, 2007, a substantial portion of our recognized revenue was denominated in U.S. dollars generated primarily from customers in the Americas (41%). Revenue generated from our European operations (13%) was primarily in Euros, revenue generated by our Asia operations (46%) was primarily in the Renminbi (“RMB”). We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Since January 2007, our operations in China have been affected by currency fluctuations due to an approximate 6.8% appreciation of the RMB relative to the U.S. dollar.

Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on lower cost capacity and efficiencies in supply-chain management. In 2004 and 2006, we made a strategic investment in China with the acquisition of a 96% interest in RAE Bejing, a Beijing-based manufacturer and distributor of environmental safety and security equipment and the formation of RAE Fushun in late 2006 to capitalize on increase in demand for safety equipment in the mining and energy sectors in China. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the U.S. dollar and other currencies. If, for example, there was a hypothetical 10% change in the RMB relative to the U.S. dollar, the effect on our profits would have been approximately $0.6 million for fiscal 2007. If the currencies in all other countries in Europe and Asia where we have operations to change in unison with the RMB by a hypothetical 10% against the U.S. dollar, the approximate effect on our profits would be approximately $0.3 million for fiscal 2007. The reduction in the impact of the RMB is due to the offset of changes in reported net sales in our other units resulting from changes in those countries local currencies.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements included in this report beginning on page F-1 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2007 the Company’s disclosure controls and procedures were effective as described below under “Management’s Report on Internal Control over Financial Reporting.”

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

Management has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weakness Identified by Management as of December 31, 2006

As of December 31, 2006, management identified and disclosed a material weakness in the Company’s internal control over financial reporting relating to assurance that information from its Chinese subsidiaries has been properly adjusted to US GAAP for inclusion in its annual or interim financial statements. As a consequence, beginning with the first quarter of 2007, management of the Company initiated steps to implement a number of compensating controls and remediation measures to improve the level of assurance to ensure that the information from its Chinese subsidiaries has been properly adjusted to US GAAP. These controls include:

•	Implemented in China US GAAP accounting policies for depreciation, inventory reserves and balance sheet classification that are consistent with the Company’s US accounting policy.

•	Provided the Company’s Chinese accounting staff with extended training on the proper implementation of US GAAP accounting policies for depreciation on property and equipment as well as inventory and balance sheet classification of assets and liabilities.

•	Implemented specific accounting procedures and templates for calculating and reporting depreciation, reserves and balance sheet classifications.

•	The corporate controller and chief financial officer conducted extensive quarterly reviews of financial records of the Company’s Chinese operations.

As of December 31, 2007, management of the Company concluded that the previously identified material weakness in the Company’s internal control over financial reporting had been remediated.

Management believes the additional reviews and monitoring procedures instituted by the Company have mitigated the control deficiencies with respect to the preparation of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting during our fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
RAE Systems Inc.:

We have audited the internal control over financial reporting of RAE Systems Inc. and subsidiaries (collectively the Company) as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, and Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No 109.

/s/ Deloitte & Touche, LLP
San Jose, California
March 17, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

The information required by this item regarding (a) the Company’s directors, (b) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended and (c) the Company’s Code of Conduct and Ethics is incorporated herein by reference from the information provided under the headings “Proposal No. 1 — Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct and Ethics” of the Proxy Statement for our 2008 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item, which will be set forth in our Proxy Statement for our 2008 Annual Meeting of Stockholders under the caption “Executive Compensation and Other Matters”, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, which will be set forth in our Proxy Statement for our 2008 Annual Meeting of Stockholders under the caption “Stock Ownership of Certain Beneficial Owners and Management”, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item, which will be set forth in our Proxy Statement for our 2008 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions”, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item, which will be set forth in our Proxy Statement for our 2008 Annual Meeting of Stockholders under the heading “Proposal No. 2 — Ratification of Appointment of Independent Auditors”, is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

See the index of the Consolidated Financial Statements of this Form 10-K.

(2) Financial Statement Schedules

Schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3) Exhibits

See Index to Exhibits on page 37 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert I. Chen Robert I. Chen	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 17, 2008

/s/ Randall Gausman Randall Gausman	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

/s/ Peter C. Hsi Peter C. Hsi	Chief Technology Officer, Vice President of Emerging Technologies Development and Director	March 17, 2008

/s/ Lyle D. Feisel Lyle D. Feisel	Director	March 17, 2008

/s/ Neil W. Flanzraich Neil W. Flanzraich	Director	March 17, 2008

/s/ Sigrun Hjelmquist Sigrun Hjelmquist	Director	March 17, 2008

/s/ A. Marvin Strait A. Marvin Strait	Director	March 17, 2008

/s/ James W. Power James W. Power	Director	March 17, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of Registrant(1)
3.2	Amended and Restated Bylaws of Registrant(3)
4.1	Specimen certificate representing the common stock of Registrant(1)
10.0	Form of Indemnity Agreement between the Registrant and the Registrant’s directors and officers(1)
10.1	RAE Systems Inc. 2007 Equity Incentive Plan(2)
10.2	RAE Systems Inc. 2002 Stock Option Plan(1)
10.3	RAE Systems Inc. 1993 Stock Plan(1)
10.4	Form of Stock Option Agreement under the Registrant’s 2007 Equity Incentive Plan(9)
10.5	Lease Agreement by and between Inland American/Stephens (N First) Ventures, LLC and RAE Systems Inc., dated December 20, 2007(9)
10.6	Purchase and Sale Agreement by and between D.R. Stephens & Company, LLC and RAE Systems Inc., dated November 9, 2007(9)
10.7	Manufacturing Building Lease Agreement by and between Shanghai China Academic Science High Tech Industrial Park Development Co., Ltd. and RAE Systems(Asia), Ltd., incorporated in Hong Kong, dated September 15, 2001(1)
10.8	Lease Agreement by and between Shanghai Institute of Metallurgy Research, Chinese Academy of Sciences and WARAE Instrument(Shanghai) Incorporated, incorporated in Jiading, Shanghai, dated January 8, 1999(1)
10.9	Form of Share Transfer Agreement by and between RAE-KLH shareholders and RAE Systems Asia(Hong Kong) Ltd.(4)
10.10	Separation Agreement and General Release of Claims by and between Donald W. Morgan and the Registrant dated August 8, 2006(5)
10.11	RAE System’s Inc. Management Incentive Plan(6)
10.12	Employment Offer Letter by and between Randall Gausman and the Registrant dated October 17, 2006(7)
10.13	Loan and Security Agreement dated as of March 14, 2007 between Silicon Valley Bank and the Registrant(8)
10.14	Joint Venture Agreement by and between Liaoning Coal Industry Group Co., Ltd. and RAE Systems (Asia), Ltd. dated December 10, 2006(8)
10.15	Separation Agreement and General Release of Claims by and between Rudy Mui and the Registrant dated March 4, 2008(9)
21.1	Subsidiaries of the Registrant(9)
23.1	Consent of BDO Seidman, LLP(9)
23.2	Consent of Deloitte & Touche LLP(9)
24.1	Power of Attorney(9) (included on signature page)
31.1	Certifications of Robert I. Chen, President and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(9)
31.2	Certifications of Randall Gausman, Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(9)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, for the quarter ended March 31, 2002 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on June 19, 2007 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on December 21, 2007 and incorporated herein by reference.

(4)	Previously filed on August 8, 2006 as an exhibit to the Registrant’s quarterly report on Form 10-Q, for the quarter ended June 30, 2006 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on August 8, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on August 16, 2006 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on October 18, 2006 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(9)	Filed herewith.

RAE Systems Inc.

Consolidated Financial Statements
As of December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
RAE Systems Inc.

We have audited the accompanying consolidated balance sheet of RAE Systems Inc. and subsidiaries (collectively the “Company”) as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2006, before the effects of the retrospective adjustments for the discontinued operations discussed in Notes 3 to the consolidated financial statements, were audited by other auditors whose report, dated March 16, 2007, expressed an unqualified opinion on those statements and includes an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2007 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the retrospective adjustments to the 2006 consolidated financial statements for operations discontinued in 2007 as discussed in Note 3 to the consolidated financial statements. Our procedures included (1) obtaining the Company’s underlying accounting analysis prepared by management of the retrospective adjustments for discontinued operations and comparing the retrospectively adjusted amounts per the 2006 financial statements to such analysis, (2) comparing previously reported amounts to the previously issued financial statements for such years, (3) testing the mathematical accuracy of the accounting analysis, and (4) on a test basis, comparing the adjustments to retrospectively adjust the financial statements for discontinued operations to the Company’s supporting documentation. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2006 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 consolidated financial statements taken as a whole.

As discussed in Note 1 to the consolidated financial statements effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment. As discussed in Note 7 to the consolidated financial statements, on January 1, 2007, the Company changed its method of accounting for uncertain income tax positions in accordance with guidance provided in the Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche, LLP
San Jose, California
March 17, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
RAE Systems Inc.

We have audited, before the effects of the adjustments to retrospectively account for the DVR business as a discontinued operation as described in Notes 3 and 6, the accompanying consolidated balance sheet of RAE Systems Inc. (the Company) as of December 31, 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively accounts for the DVR business as a discontinued operation as described in Notes 3 and 6, present fairly, in all material respects, the financial position of RAE Systems Inc. as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, effective on January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively account for the DVR business as a discontinued operation as described in Notes 3 and 6 and, accordingly, we do not express an opinion or any other form of assurance about whether the adjustments are appropriate and have been properly applied. Those adjustments were audited by Deloitte & Touche, LLP.

/s/  BDO Seidman, LLP
San Jose, California
March 16, 2007

RAE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands, except share and par value data)

ASSETS
Current assets:
Cash and cash equivalents	$15,906	$18,119
Short-term investments	—	3,248
Trade notes receivable	2,793	1,977
Accounts receivable, net of allowances of $2,060 and $843, respectively	22,749	16,966
Accounts receivable from affiliate	21	154
Inventories	17,542	15,382
Prepaid expenses and other current assets	2,930	2,530
Income taxes receivable	2,069	968
Deferred tax assets, current	—	935

Total current assets	64,010	60,279

Property and equipment, net	12,258	15,120
Acquisition in-progress	—	820
Intangible assets, net	3,827	5,304
Goodwill	3,143	3,760
Investments in unconsolidated affiliates	425	420
Deferred tax assets, non-current	—	3,402
Other assets	1,680	648

Total assets	$85,343	$89,753

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED ENTITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,071	$7,187
Accounts payable to affiliate	411	360
Payable to Fushun shareholder	609	3,926
Bank lines of credit	2,618	—
Accrued liabilities	12,098	8,793
Notes payable to related parties, current	191	822
Income taxes payable	674	520
Deferred revenue, current	488	2,030

Total current liabilities	23,160	23,638

Deferred revenue, non-current	514	736
Deferred tax liabilities, non-current	277	438
Deferred gain on sale of real estate	5,794	—
Other long-term liabilities	1,487	1,045
Notes payable to related parties, non-current	2,370	3,222

Total liabilities	33,602	29,079

COMMITMENTS AND CONTINGENCIES (NOTE 9)
MINORITY INTEREST IN CONSOLIDATED ENTITIES	5,385	4,495
SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized; 59,171,980 and 59,274,596 shares issued and outstanding, respectively	59	59
Additional paid-in capital	60,957	58,828
Accumulated other comprehensive income	4,135	1,245
Accumulated deficit	(18,795)	(3,953)

Total stockholders’ equity	46,356	56,179

Total liabilities, minority interest in consolidated entities and shareholders’ equity	$85,343	$89,753

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net sales	$90,836	$67,721	$60,293
Cost of sales	44,428	32,198	24,690

Gross profit	46,408	35,523	35,603

Operating expenses:
Sales and marketing	25,434	18,987	16,835
Research and development	7,973	6,075	5,414
General and administrative	17,767	13,332	12,915
(Gain) loss on abandonment of lease	(595)	—	2,027

Total operating expenses	50,579	38,394	37,191

Operating loss from continuing operations	(4,171)	(2,871)	(1,588)
Other income (expense):
Interest income	162	782	641
Interest expense	(705)	(249)	(180)
Other, net	58	232	25
Equity in gain (loss) of unconsolidated affiliates	3	(194)	(196)

Loss from continuing operations before income taxes and minority interest	(4,653)	(2,300)	(1,298)
Income tax expense (benefit)	5,883	(882)	(477)

Loss before minority interest	(10,536)	(1,418)	(821)
Minority interest in income (loss) of consolidated subsidiaries	(6)	49	62

Loss from continuing operations	(10,542)	(1,369)	(759)
Loss from discontinued operations, net of tax	(4,154)	(160)	—

Net loss	$(14,696)	$(1,529)	$(759)

Net loss per share — basic and diluted
Continuing operations	$(0.18)	$(0.03)	$(0.01)
Discontinued operations	(0.07)	—	—

Net loss per share — basic and diluted	$(0.25)	$(0.03)	$(0.01)

Weighted average common shares outstanding — Basic	58,852	58,425	57,688
Stock options and warrants	—	—	—

Weighted average common shares outstanding — Diluted	58,852	58,425	57,688

See accompanying notes to consolidated financial statements.

RAE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
	(In thousands)

December 31, 2004	57,315,175	$57	$53,660	$137	$(1,665)	$52,189
Components of comprehensive (loss):
Net loss	—	—	—	—	(759)	(759)
Foreign currency translation adjustments	—	—	—	173	—	173

Total comprehensive loss						(586)

Exercise of stock options	522,668	1	324	—	—	325
Stock based compensation expense	—	—	1,970	—	—	1,970
Investment in unconsolidated entity	—	—	489	—	—	489
Tax benefit from stock options	—	—	186	—	—	186

December 31, 2005	57,837,843	58	56,629	310	(2,424)	54,573
Components of comprehensive (loss):
Net loss	—	—	—	—	(1,529)	(1,529)
Foreign currency translation adjustments	—	—	—	936	—	936
Unrealized loss on investment, net of tax	—	—	—	(1)	—	(1)

Total comprehensive loss						(594)

Exercise of stock options	1,115,497	1	632	—	—	633
Exercise of stock warrants	321,256	—	—	—	—	—
Stock based compensation expense	—	—	1,620	—	—	1,620
Investment in unconsolidated entity	—	—	146	—	—	146
Tax benefit from stock options	—	—	(199)	—	—	(199)

December 31, 2006	59,274,596	59	58,828	1,245	(3,953)	56,179
Cumulative effect of adopting FIN 48-
adjustment to accumulated deficit	—	—	—	—	(146)	(146)
Components of comprehensive (loss):
Net loss	—	—	—	—	(14,696)	(14,696)
Foreign currency translation adjustments	—	—	—	2,889	—	2,889
Unrealized loss on investment, net of tax	—	—	—	1	—	1

Total comprehensive loss						(11,806)

Exercise of stock options	32,291	—	72	—	—	72
Repurchase of restricted common stock	(134,907)	—	(335)	—	—	(335)
Stock based compensation expense	—	—	2,553	—	—	2,553
Investment in unconsolidated entity	—	—	(1)	—	—	(1)
Tax benefit from stock options	—	—	(160)	—	—	(160)

December 31, 2007	59,171,980	$59	$60,957	$4,135	$(18,795)	$46,356

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,696)	$(1,529)	$(759)
Loss from discontinued operations	(4,154)	(160)	—

Loss from continuing operations	(10,542)	(1,369)	(759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,715	3,189	2,143
Provision for doubtful accounts	1,948	(123)	313
(Gain) loss on disposal of property and equipment	(285)	245	41
Stock-based compensation expense	1,871	1,620	2,225
Equity in (gain) loss of unconsolidated affiliates	(3)	194	196
Minority interest in losses of consolidated entities	6	(49)	(62)
Deferred income tax expense (benefit)	4,117	(1,180)	(1,925)
(Gain) loss on abandonment of lease	(595)	—	2,027
Amortization of discount on notes payable to related parties	79	187	—
Impairment of intangible assets	609	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,719)	(2,729)	(2,091)
Accounts receivable from affiliate	25	(49)	35
Trade notes receivable	(689)	(838)	(535)
Inventories	(1,831)	(2,301)	(1,587)
Prepaid expenses and other current assets	(46)	565	(1,248)
Other assets	(1,004)	231	301
Accounts payable	(1,473)	2,973	494
Accounts payable to affiliate	35	335	—
Accrued liabilities	1,876	1,200	1,250
Income taxes payable	541	(823)	(13)
Deferred revenue	(977)	384	939
Other liabilities	(235)	(451)	(376)

Net cash used in operating activities of continuing operations	(8,577)	1,211	1,368
Net cash used in operating activities of discontinued operations	(1,402)	(160)	—

Net cash provided by (used in) operating activities	(9,979)	1,051	1,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(12,615)	(16,642)
Proceeds from sales and maturities of investments	3,248	16,801	11,935
Proceeds from sales prior to maturity of investments	—	8,513	—
Business acquisitions, net of cash acquired	(1,618)	(7,439)	—
Acquisition of property and equipment	(4,014)	(2,235)	(4,855)
Proceeds from sale of net assets	12,407	—	—

Net cash provided by (used in) investing activities	10,023	3,025	(9,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and warrants	72	632	325
Repurchases of common stock	(335)	—	—
Borrowings from bank lines of credit	12,156	—	—
Payments on bank line of credit	(9,600)	—	—
Payments on capital lease obligation	—	—	(217)
Payments on payables to related parties	(4,977)	(402)	—

Net cash provided by financing activities	(2,684)	230	108

Effect of exchange rate changes on cash and cash equivalents	427	289	44
Decrease in cash and cash equivalents	(2,213)	4,595	(8,042)
Cash and cash equivalents at beginning of period	18,119	13,524	21,566

Cash and cash equivalents at end of period	$15,906	$18,119	$13,524

Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$1,133	$1,084	$1,833
Cash paid for interest	422	6	8
Non-cash investing and financing activities:
Notes payable issued in conjunction with RAE Beijing acquisition	—	2,648	—
Payable to Fushun Shareholder	—	3,926	—
Unpaid property and equipment	589	—	—

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

The Company

Founded in 1991, RAE Systems Inc. (the “Company” or “RAE”), a Delaware company, develops and manufactures rapidly-deployable, multi-sensor chemical and radiation detection monitors and networks for industrial applications and homeland security. The Company’s products are based on proprietary technology, and include portable, wireless and fixed chemical detection monitors and radiation detectors.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its subsidiaries. The ownership of other interest holders of consolidated subsidiaries is reflected as minority interest. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable based on available information. Actual results may differ materially from these estimates and assumptions.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company generally recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (Free on board, “FOB”, factory) and provides for sales returns under standard product warranty provisions. For non-standard contract terms where title to goods passes upon delivery to the customer (FOB destination), revenue is recognized after the Company has established proof of delivery. Revenues related to services performed under the Company’s extended warranty program are recognized as earned based upon contract terms, generally ratably over the term of service. The Company records project installation work in Asia using the percentage-of-completion method. Net sales also include amounts billed to customers for shipping and handling. The Company’s shipping costs are included in cost of sales.

Cash and Cash Equivalents

The Company considers all highly liquid investments having original maturities of 90 days or less at time of purchase to be cash equivalents.

Allowance for Doubtful Accounts

The Company grants credit to its customers after undertaking an investigation of credit risk for all significant amounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, current economic conditions, and known troubled accounts. The Company generally does not require collateral for sales on credit. When the Company becomes aware that a specific customer is unable to meet its financial obligations, the Company records a specific

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, the Company records additional allowances based on certain percentages of aged receivable balances. The Company classifies bad debt expenses as selling, general and administrative expenses.

The Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on the Company’s results of operations and financial condition. Although such losses have been within management’s expectations to date, there can be no assurance that such allowances will continue to be adequate. No customer accounted for more than 10% of consolidated net sales in 2007, 2006 and 2005.

Trade Notes Receivable

Trade notes receivable are bank guaranteed promissory notes which are non-interest bearing and generally mature within six months. From time to time certain customers in China present these notes in payment of outstanding accounts receivable.

Concentration of Credit Risk

Financial instruments which are potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its domestic and foreign cash and cash equivalents with large, creditworthy financial institutions, primarily in the United States and the Peoples’ Republic of China. U.S. cash balances are insured by the Federal Deposit Insurance Company up to $100,000 per account. As of December 31, 2007 and 2006, the Company has deposits in excess of insured limits of approximately $4.9 million and $7.9 million, respectively. The Company also had deposits at several foreign financial institutions, which are not insured, that aggregated approximately $10.8 million and $10.2 million as of December 31, 2007 and 2006, respectively.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost computed on a first-in, first-out basis, or market. The Company has established inventory reserves when conditions exist that suggest that its inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for its products and market conditions. When recorded, write-downs are intended to reduce the carrying value of the inventory to its net realizable value. If actual demand for specified products deteriorates, or market conditions are less favorable than those projected, additional reserves may be required

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight — line method over the estimated useful lives of the assets, as follows:

Buildings	20 to 25 years
Equipment	3 to 10 years
Furniture and fixtures	3 to 7 years
Computers and software	3 to 7 years
Automobiles	3 to 5 years
Building improvements	Lesser of useful life or remaining lease term

Warranty Repairs

From date of shipment, the Company provides a 12 to 24 month repair or replacement warranty for the majority of its products. Based primarily on the historical relationship of actual warranty costs to sales, the

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company accrues a reserve for estimated future warranty costs at the time revenue is recognized. The estimated warranty obligation is affected by product failure rates, the length of the warranty period, materials usage to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. If the Company’s actual experience relative to these factors is significantly different than estimated, the Company may be required to adjust its provision in future periods.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

The Company expenses all advertising costs as incurred. For the years ended December 31, 2007, 2006 and 2005, advertising expense was $547,000, $1,029,000 and $1,086,000, respectively.

Income Taxes

The Company recognizes income taxes in accordance with SFAS 109, using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law.

SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets which may not be realized.

The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that the Company make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on the Company’s tax provision in a future period.

Effective January 1, 2007, the Company adopted FIN 48, which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on its tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. With the adoption of FIN 48, the Company also began reporting tax-related interest and penalties as a component of income tax expense.

Goodwill and Other Intangible Assets

Goodwill is tested for impairment on an annual basis in the fourth quarter and between annual tests if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment losses, if any, are recorded in the Statement of Operations as “Impairment of goodwill”.

Purchased intangible assets other than goodwill are amortized over their estimated useful lives unless these lives are determined to be indefinite. Purchased intangibles are carried at cost, less accumulated amortization. Amortization is generally computed using the straight-line method over the estimated useful lives of the respective assets, generally two to seven years.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long — Lived Assets

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with SFAS 144, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews its long — lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its fair value based on the present value of estimated future cash flows.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash and Cash Equivalents, Accounts Receivable, Trade Notes Receivables, Accounts Receivable from Affiliate, Accounts Payable, Accrued Expenses, Inventory Purchase Obligations :

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

Carrying value of notes payable — related parties approximates fair value as the Company has discounted these non interest bearing notes payables at an interest rate commensurate with commercial borrowing rates available to the Company in China. As of December 31, 2007 and 2006, the fair values of the Company’s financial instruments approximate their historical carrying amount.

Translation of Foreign Currencies

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Gains and losses from foreign currency transactions are recorded in other income (loss), net. The functional currency is the local currency for all non-U.S. subsidiaries.

Stock-Based Compensation Expense

On January 1, 2003, the Company adopted SFAS 123, for the recognition of stock-based compensation cost in its statement of operations. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation method. This fair value is amortized as compensation expense, on a straight line basis, over the requisite service periods of the awards, which is generally the vesting period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) under which the fair value of each option is adjusted to reflect only those shares that are expected to vest. The Company’s implementation of SFAS 123(R) applied the modified prospective transition method where the compensation cost related to each unvested option as of January 1, 2006, was recalculated and any necessary adjustment was recorded in the first quarter of adoption.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Loss Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. As the Company incurred net losses for the years ended December 31, 2007, 2006 and 2005 potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect was deemed anti-dilutive. The weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for 2007, 2006 and 2005 was 3,505,491, 2,953,204 and 6,765,118, respectively.

Retained Earnings

In accordance with the Company Law of the People’s Republic of China, the Company’s China subsidiaries may be required to appropriate a portion of net income as determined under accounting principles generally accepted in the China (“PRC GAAP”) to non-distributable reserves which include a general reserve, an enterprise expansion reserve and a staff welfare and bonus reserve. While the reserves restrict a portion of retained earnings from distribution to shareholders, the reserves are not withdrawn from the business and remain available for use in operations.

Wholly-owned China subsidiaries are not required to make appropriations to the enterprise expansion reserve; however, the China subsidiaries are required to appropriate not less than 10% of their net income determined under PRC GAAP to the general reserve. Appropriations to the general reserve are limited to 50% of each China subsidiary’s registered capital. Appropriations to the staff welfare and bonus reserve are determined by the board of directors. The total appropriation of retained earnings to the Company’s statutory reserves totaled $1.7 million and $1.7 million at December 31, 2007 and 2006, respectively.

Variable Interest Entities

S.A.R.L. RAE France (“RAE France”) was identified by management as a variable interest entity. The Company is the primary beneficiary through its ownership of RAE Europe Aps. RAE France distributes and sells RAE products exclusively in France. RAE France has total sales of $1.8 million, $1.7 million and $0.9 million in 2007, 2006 and 2005, respectively and total assets of $0.7 million and $0.7 million as of December 31, 2007 and 2006, respectively. The Company has consolidated RAE France since December 2004.

Segment Reporting

SFAS 131 establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-makers are the Chief Executive Officer and the Chief Financial Officer. Although the Company’s operating segments consist of entities geographically based in the Americas, Asia and Europe, the Company is in a single reporting segment worldwide in

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale of portable and wireless gas and radiation detection products and related services. Accordingly, the Company operated as one reportable segment during the years ended December 31, 2007, 2006 and 2005.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and as a result, is effective for the Company’s fiscal year beginning January 1, 2008. Management is currently evaluating the impact of adopting SFAS 157 and related FASB staff positions on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirement to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the impact of adopting SFAS 159, management does not expect that it will have a material effect on the Company’s financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. While the Company is currently evaluation the impact of adopting SFAS 141R, management does not expect that it will have a material impact on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. While the Company is currently evaluating the impact of adopting SFAS 160, management does not expect that it will have a material effect on our financial condition and results of operations.

Note 2.	Mergers and Acquisitions

RAE Coal Mine Safety Instruments (Fushun) Co., Ltd.

In December 2006, a wholly owned subsidiary of the Company, RAE Systems (Asia) Ltd. (“RAE Asia”), agreed to form a joint venture with Liaoning Coal Industry Group Co., Ltd. (“Liaoning Group”) to form RAE Coal Mine Safety Instruments (Fushun) Co., Ltd. (“RAE Fushun”), a limited liability company in China with a duration of 50 years. As a result of the joint venture, the Company obtained control of Fushun Anyi, Ltd., a wholly owned subsidiary of Liaoning Group and a manufacturer and distributor of safety equipment, primarily to the coal mining industry. The primary reasons for the acquisition are to expand the Company’s market penetration in China and to capitalize on the increased demand for safety equipment in the coal mining industry.

The joint venture agreement provided that RAE Asia, for its 70% interest in RAE Fushun, would contribute $10.8 million in cash. $2.2 million was due immediately upon formation of RAE Fushun and the remainder payable in installments through December 2007. For its 30% interest in RAE Fushun and a payable of $3.9 million, Liaoning Group contributed the operating assets of Fushun Anyi, Ltd. with a book value of $8.5 million. At

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007, the remaining balance due on the payable to Liaoning Group was $609,000. The total purchase price for RAE Asia’s 70% interest in RAE Fushun is as follows (in thousands):

Cash	$2,151
Payable to RAE Fushun	8,606
Direct transaction costs	191

Total purchase price	$10,948

The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the assets acquired and the liabilities assumed were recorded at fair value on the acquisition date. The following table summarizes the purchase price allocation of RAE Asia’s interest in RAE Fushun’s assets and liabilities (in thousands):

Cash	$2,151
Accounts receivable	2,247
Inventory	3,152
Receivable from RAE Systems(1)	8,606
Property & equipment	399
Intangible asset acquired:
Customer list	2,929

Total assets	19,484

Payable to Liaoning Group	(3,926)
Minority interest	(4,610)

Total purchase price	$10,948

(1)	Balance eliminated in consolidation.

The above purchase price allocation includes adjustments since the date of purchase to the acquired tangible and intangible assets. During 2007, the Company reduced the value of property and equipment by $1.1 million and reduced the allowance for doubtful accounts by $0.3 million as adjustments to the estimated fair value at acquisition date. RAE Fushun has the right to use the predessor enterprise’s tradenames and patents, but due to intangible assets not being registered in RAE Fushun’s name, the value of the assets totaling $0.6 million were written off. Because the fair value of the net assets acquired in the formation of RAE Fushun exceeded the purchase price, the net result of these purchase price allocation adjustments reduced the negative goodwill and increased the recorded value of the acquired customer list.

The fair value of the customer list is being amortized using an accelerated method based on the pattern of expected usage over an estimated useful life of 9 years.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of RAE Fushun have been included in the Company’s consolidated financial statements since January 1, 2007. The unaudited financial information in the table below summarizes the combined results of operations of the Company and RAE Fushun, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

	Year Ended December 31,
	2006	2005
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$76,141	$64,293
Net loss	$(1,632)	$(215)
Net loss per share — basic and diluted	$(0.03)	$—

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the period presented nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and income taxes.

RAE Beijing Acquisition

In July 2006, RAE Asia entered into four separate agreements to purchase an aggregate of thirty-two percent (32%) of the outstanding common stock of RAE KLH (Beijing) Co., Ltd (“RAE Beijing”) from four of the minority interest holders. This 32% combined with the 64% of RAE Beijing acquired in May 2004 raises the Company’s ownership to 96%. Management believes that the increase in the Company’s RAE Beijing ownership will strengthen the Company’s ability to benefit from the fast-growing industrial market in China. The purchase of these shares was accomplished via an initial cash payment to these minority shareholders of $4.8 million for 19% of the total 32% being purchased. For the remaining common shares, to effect the purchase, the Company converted those common shares to non-voting, redeemable, convertible preferred stock. The preferred stock is redeemable in accordance with the following schedule (in thousands):

July 2009	$1,499
July 2010	967
July 2011	940

$3,406

The preferred shares are contingently convertible at the option of the holders in the event of an initial public offering in China of the RAE Beijing subsidiary. Management believes the likelihood of an initial public offering in China is remote and as a result, do not believe the conversion provision is substantive. Therefore in accordance with the guidance in Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, the Company has classified the preferred stock as a liability. The preferred stock also accrues dividends at a rate of 3% per year. Due to its classification as a liability, the Company has discounted the preferred stock and dividends at a market rate of 6.48% resulting in a discount of $0.8 million. Total purchase price for the 32% minority interest is summarized as follows (in thousands):

Cash	$4,808
Long-term notes payable (net of discount of 0.8 million)	2,648
Direct transaction costs	49

$7,505

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since May 2004, the Company has consolidated the results of RAE Beijing within its publicly reported financial statements. The RAE Beijing purchase price for the additional 32% ownership interest was allocated to the fair value of the assets acquired and liabilities assumed as follows (represents 32% of the total fair value) (in thousands):

Current assets	$5,760
Property & equipment	1,292
Intangible assets acquired:
Customer list	817
Trade name	216
Patents and technology	164
Goodwill	2,754

Total assets	11,003

Current liabilities	(3,146)
Long-term liabilities	(352)

Total liabilities	(3,498)

Purchase price	$7,505

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Weighted
Average
Useful Life
(Years)

Customer List	6
Trade name	7
Patents and technology	7

The $2.8 million of goodwill recorded in conjunction with the RAE Beijing acquisition is not deductible for income tax purposes. The customer list is being amortized using an accelerated method, which represents the estimated pattern of use. Other intangible assets are being amortized straight line over their estimated useful lives.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Acquisitions

In July 2006, the Company purchased the assets, including two pending patents, of Santa Clara, California based Aegison Corporation (“Aegison”), a supplier of fixed and mobile digital video surveillance systems for approximately $2 million in cash and direct transaction costs of $142,000. The acquisition constitutes a business combination in accordance with criteria defined in Emerging Issues Task Force 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business”. The following table allocates the purchase price to the fair value of assets acquired and liabilities assumed (in thousands):

Net tangible assets acquired	$436
Intangible assets acquired:
Technology	631
Trade name	108
Customer list	91
Trade secret	79
Goodwill	797

Total purchase price	$2,142

The following table summarizes the components of the net tangible assets acquired at fair value (in thousands):

Current assets	$97
Property & equipment	36
20% interest in Tianjin Securay Technology Ltd.	415
Current liabilities	(112)

Net tangible assets acquired	$436

During 2007, the Company increased the value of the investment in Securay by $62,000 to reflect proceeds actually received from the subsequent purchase of that company as discussed below. The total purchase price was increased by $43,000 due to additional direct transaction costs incurred. As a result, goodwill decreased by $19,000.

The acquired intangible assets were being amortized over their estimated useful lives, which are presented in the table below:

Weighted
Average
Useful Life
(Years)

Technology	10
Trade name	2
Customer List	3
Trade secret	10

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is expected to be deductible for income tax purposes. Aegison’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements. In August 2007, the Company discontinued the operations of Aegison. See “Note 3. Discontinued Operations” of the Notes to Consolidated Financial Statements for details.

In January 2007, RAE Asia entered into an agreement to purchase the intellectual property of Tianjin Securay Technology Ltd. Co. (“Securay”) for Renminbi 12 million (approximately $1.5 million). This transaction, together

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the purchase agreements entered in 2006, completed the purchase of Securay. Including transactions entered into during 2006, the total purchase price was $2.0 million in cash. Assets purchased in 2006 amounting to $820,000 were recorded as acquisition in progress at December 31, 2006. The acquisition constitutes a business combination in accordance with criteria defined in Emerging Issues Task Force 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business”. The purchase price was allocated as follows (in thousands):

Net tangible assets acquired	$467
Intangible assets acquired:
Customer list	741
Trade name	141
Technology	32
Goodwill	646

Total purchase price	$2,027

The following table summarizes the components of the net tangible assets acquired at fair value (in thousands):

Inventory	$180
Property & equipment	287

Net tangible assets acquired	$467

The acquired intangible assets were being amortized over their estimated useful lives, which are presented in the table below:

Weighted
Average
Useful Life
(Years)

Customer List	7
Trade name	7
Technology	5

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not expected to be deductible for income tax purposes. Securay’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

The acquisition of Aegison and Securay made up the company’s mobile digital video recording (“DVR”) business, which was discontinued in August 2007. See “Note 3. Discontinued Operations” of the Notes to Consolidated Financial Statements for details.

Note 3.	Discontinued Operations

On August 24, 2007, the Board of Directors approved the discontinuation of the Company’s DVR business in order to reduce expenses and concentrate its resources on the gas and radiation detection business. The Company’s mobile DVR business was acquired in the purchases of Aegison and Securay. See “Note 2. Mergers and Acquisitions” of the Notes to Consolidated Financial Statements for details.

On August 28, 2007 the Company notified its DVR customers, terminated all personnel not reassigned to continuing operations and suspended the related production and sales activities. As the Company intends to keep the acquired intellectual property and because the DVR business operates at a substantial loss, management intends to

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liquidate the tangible assets, mainly inventories of component parts. Accordingly, the value of these assets has been adjusted to reflect the anticipated disposals.

As a result of discontinuing the DVR business in the third quarter ended September 30, 2007, management impaired the remaining value of the intangible assets and goodwill acquired in the purchases of Aegison in July 2006 and Securay. Loss from discontinued operations in fiscal 2007 totaled $4.2 million.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of the DVR business are reported as discontinued operations for all periods presented. The financial results included in discontinued operations were as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)

Net sales	$319	$265
Loss from discontinued operations before income taxes	(4,939)	(243)
Income tax benefit	(785)	(83)

Loss from discontinued operations	$(4,154)	$(160)

The carrying amounts of the major classes of assets and liabilities included as part of the disposal group were as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Total current assets	$59	$224
Acquisition in-progress	—	820
Intangible assets, net	—	831
Goodwill	—	859
Other assets	—	12

Total assets	$59	$2,746

Total current liabilities	$63	$219

Note 4.	Investments

In accordance with SFAS 115, the Company changed the classification of its investments from “held-to-maturity” to “available-for-sale” in the second quarter of 2006. The resulting fair-value adjustment of the Company’s investments led to a net $23,000 reduction in carrying value of the investments at the date of change.

The components of the Company’s available-for-sale investments were as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Certificates of deposit	$—	$1,050
U.S. government agencies	—	2,198

Total available-for-sale investments	$—	$3,248

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost and estimated fair value of the Company’s available-for-sale investments at December 31, 2006 were as follows:

		Unrealized	Estimated
	Cost	Losses	Fair Value
	(In thousands)

Certificates of deposit	$1,050	$—	$1,050
U.S. government agencies	2,199	(1)	2,198

Total available-for-sale investments	$3,249	$(1)	$3,248

The Company’s unrealized losses on investments were of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the par value was realized. Based on the review of these securities, including the assessment of the duration and severity of the related unrealized losses, the Company did not record any other-than-temporary impairments on these securities. The unrealized losses were recovered during 2007.

Note 5.	Balance Sheet Details

Allowance for Doubtful Accounts:

The components of the allowance for doubtful accounts were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Allowance for doubtful accounts at beginning of year	$843	$963	$665
Charges to expense	1,948	—	313
Write-offs of uncollectible accounts, net of recoveries	(833)	(120)	(15)
Foreign currency translation effects	102	—	—

Allowance for doubtful accounts at end of year	$2,060	$843	$963

Inventories:

Inventories are stated at the lower of cost or market and include material, labor and manufacturing overheard costs. The components of inventories were as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Raw materials	$5,278	$4,675
Work-in-progress	2,759	1,858
Finished goods	9,505	8,849

Total inventories, net	$17,542	$15,382

The Company recorded write-downs of $442,000, $121,000 and $127,000 during 2007, 2006 and 2005, respectively. The inventory write-downs were predominantly the result of changes in forecasted customer demand and technological changes in the Company’s products. The inventory written down included raw material and finished goods. The major elements of the written down raw material consists of components and items that had not entered into production. The finished goods inventory includes the cost of raw material inputs, labor, and overhead.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipments, net:

The components of property, plant and equipment were as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Buildings and improvements	$5,905	$8,150
Land	—	3,220
Equipment	4,646	4,043
Computer equipment	4,346	3,498
Automobiles	1,180	1,126
Furniture and fixtures	325	550
Construction in progress	3,428	53

	19,830	20,640
Less: Accumulated depreciation	(7,572)	(5,520)

Total property, plant and equipment, net	$12,258	$15,120

Significant construction in progress in 2007 primarily represented the cost to build offices and manufacturing facilities in Fushun, People’s Republic of China. The new buildings are expected to be placed in service during 2008. In December 2007, the Company sold its headquarters building in San Jose, California for $12.7 million and leased back the facility for a period of 10 years. The Company recognized a gain on the sale of $0.4 million in 2007 which was based on the difference between the net gain on the sale of the building of $6.7 million and net present value of the future lease payments of $6.3 million. The net present value of the future lease payments is recorded as a deferred gain which will be recognized in income on a straight-line basis over the life of the lease beginning in January 2008. The lease is classified as an operating lease. As of December 31, 2007, the current portion of the deferred gain of $0.5 million was included in accrued liabilities and the non-current portion of $5.8 million was included in other long-term liabilities on the Consolidated Balance Sheets.

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $2.3 million, $2.6 million and $1.6 million, respectively.

Accrued Liabilities:

Accrued liabilities as of December 31, 2007 and 2006 are summarized as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Compensation and related benefits	$4,377	$2,233
Accrued commissions	2,091	1,815
Accrued professional fees	924	1,066
Other	4,706	3,679

	$12,098	$8,793

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets. The following table presents the changes in goodwill during 2007 and 2006:

(In thousands)

Balance as of December 31, 2005	$136
Acquisitions:
KLH	2,754
Aegison	816
Currency translation adjustment	54

Balance as of December 31, 2006	3,760
Acquisitions:
Securay	646
Purchase price adjustment — Aegison	(19)
Impairment charges due to discontinued operations (Aegison and Securay)	(1,443)
Currency translation adjustment	199

Balance as of December 31, 2007	$3,143

As a result of discontinuing the DVR business during the third quarter of 2007, the Company impaired the goodwill acquired in the purchases of Aegison and Securay. See “Note 3. Discontinued Operations” for more detail. There was no other impairment of goodwill in 2007, 2006 and 2005 as a result of the required annual impairment test.

At December 31, 2007, the Company’s remaining goodwill was attributable to the investment in RAE Beijing.

The following table presents details of the Company’s intangible assets other than goodwill:

	December 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Customer list	$4,714	$(1,574)	$3,140	$3,059	$(675)	$2,384
Patents and technology	—	—	—	1,966	(381)	1,585
Trade name	1,267	(580)	687	1,661	(401)	1,260
Trade secret	—	—	—	79	(4)	75

	$5,981	$(2,154)	$3,827	$6,765	$(1,461)	$5,304

All of the Company’s purchased intangible assets other than goodwill are subject to amortization. Amortization expense for the years ended December 31, 2007, 2006 and 2005, was $1.4 million, $0.7 million and $0.5 million, respectively.

During 2007, the Company recorded impairment of $609,000 for certain patents held by RAE Beijing related to the discontinuation of a related product in the fourth quarter of 2007. An impairment analysis was performed in accordance with SFAS 144 for this intangible asset which determined that the carrying value was not recoverable.

As a result of discontinuing the DVR business during the third quarter of 2007, the Company impaired the remaining balance of the intangible assets acquired in the purchases of Aegison and Securay. An impairment charge of $1.6 million was recognized during the quarter ended September 30, 2007 and is included in the net loss from discontinued operations reported in the Company’s Consolidated Statements of Operations.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the carrying amount of intangible assets as of December 31, 2007, the estimated future amortization is as follows (in thousands):

Years Ended December 31,

2008	$954
2009	806
2010	786
2011	542
2012	312
Thereafter	427

Total amortization	$3,827

Note 7.	Income Taxes

The Company’s income (loss) from continuing operations before income taxes and minority interest consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

United States	$(5,973)	$(3,213)	$(752)
Foreign	1,320	913	(546)

Loss before income taxes and minority interest	$(4,653)	$(2,300)	$(1,298)

The Company’s income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current:
Federal	$819	$(550)	$775
State	53	22	1
Foreign	1,012	801	672

	1,884	273	1,448

Deferred:
Federal	2,917	(878)	(1,134)
State	862	(189)	(472)
Foreign	220	(88)	(319)

	3,999	(1,155)	(1,925)

Total income tax expense (benefit)	$5,883	$(882)	$(477)

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the Company’s income tax expense (benefit) at the federal statutory rate to the income tax expense (benefit) at the effective tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Federal income tax benefit at statutory rate	$(1,582)	$(725)	$(441)
State income tax benefit, net of federal benefit	(486)	(117)	(141)
Foreign tax expense (benefit)	(53)	(81)	313
Nondeductible expenses	132	157	241
Other	561	(359)	(73)
Change in valuation allowance	7,311	243	(376)

Total income tax expense (benefit)	$5,883	$(882)	$(477)

The components of the Company’s net deferred taxes consisted of the following:

	December 31,	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Fixed assets	$28	$(102)
Inventories	262	300
Accruals and reserves	3,216	1,652
Capitalized research and development	448	703
Unrealized foreign losses	2,007	1,450
Federal tax credits	302	287
Stock-based compensation	2,118	1,436
State income taxes and credits	50	(269)
Valuation allowance	(8,431)	(1,120)

Total deferred tax assets	—	4,337

Deferred tax liabilities:
Intangibles	(277)	(438)

Total deferred tax liabilities	(277)	(438)

Net deferred tax liabilities:	$(277)	$3,899

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

U.S. income taxes were provided for deferred taxes on the undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in such companies. There has been no provision for U.S. income taxes for the remaining undistributed earnings of approximately $2.4 million as of December 31, 2007, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. It is not practical to determine the federal income tax consequences upon repatriation.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2006, the Internal Revenue Service completed its examination of our federal income tax returns for the years ended December 31, 2003 and 2004. Based on the results of the examination, the Company paid $391,000 to the IRS in April 2006. In 2006, the tax authority in Denmark, Skat, completed the audit of the Company’s subsidiary in Denmark for the year ended December 31, 2004 without any adjustment. Subsequent periods remain subject to examination; however, no audits are currently in process. As of December 31, 2007, the Company had research and development credit carryforwards of approximately $0.1 million for Federal and $0.4 million for California income tax purposes. The California credits are not subject to expiration under current California tax law.

The Company’s valuation allowance was determined in accordance with the provisions of SFAS 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the current and believe to be continued weakness in the overall market thereby potentially impacting the Company’s ability to sustain or grow revenues and earnings, and the length of carryback and carryforward periods.

Based on the absence of sufficient positive objective verifiable evidence at December 31, 2007, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. Throughout fiscal year 2007, the Company had a valuation allowance for future tax benefits, related to certain foreign net operating losses. As a result, the valuation allowance for deferred tax assets increased by $7.3 million from $1.1 million at January 1, 2007, to approximately $8.4 million at December 31, 2007. The Company did not reduce any portions of its valuation allowance during 2006 or 2007. The Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize these assets. The amount of the deferred tax asset valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized.

Prior to 2007, exposures are settled primarily through the settlement of audits within each individual tax jurisdiction or the closing of a statute of limitation. Exposures can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for income tax exposure; however, actual amounts may differ materially from these estimates.

The Company adopted the provisions of FIN 48 on January 1, 2007. Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, under FIN 48, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions. As of December 31, 2007, the Company has recorded tax contingency reserves of approximately $1.4 million which are included within income taxes payable in the consolidated balance sheet.

As a result of the adoption of FIN 48, the Company recognized a cumulative adjustment in the liability for unrecognized income tax benefits in the amount of $146,000. It was accounted for as a reduction to the January 1, 2007 balance of retained earnings, which included a $203,000 increase in taxes payable and a $57,000 increase in deferred tax assets, for uncertain tax positions. At the adoption date of January 1, 2007, the Company had $0.8 million of unrecognized tax benefits, of which the entire amount would affect its effective tax rate if recognized. At December 31, 2007, the Company had $1.2 million of unrecognized tax benefits, $1.1 million of which would affect its effective tax rate if recognized. The Company does not anticipate any material changes to its uncertain tax positions in the next 12 months.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

December 31,
2007
(In thousands)

Balance at January 1, 2007	$778
Additions:
Positions taken related to prior years	306
Positions taken during the current year	109

Balance at December 31, 2007	$1,193

The Company recognizes interest and penalties associated with uncertain tax positions in income tax expense. At December 31, 2007 and January 1, 2007, the provision for interest and penalties was $167,000 and $66,000, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.

We conduct business globally and, as a result, one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as China, Hong Kong, Denmark, UK, France, and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004.

In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2007:

United States — Federal	2004 - present
United States — State	2004 - present
China	2005 - present
Hong Kong	2004 - present
Denmark	2006 - present

Note 8.	Lines of Credit

The Company maintains lines of credit to support its operations in the United States and China. In the United States, the Company had two lines of credit totaling $10 million as of December 31, 2006. In March 2007, these agreements were replaced with a single $15.0 million revolving credit agreement, which expires in June 2008.

The revolving credit agreement provides for borrowings of up to $5.0 million based on a blanket security interest in the Company’s U.S. assets. An additional $10.0 million of borrowings is available based on a percentage of specific qualifying assets. The Company is required to comply with certain reporting requirements whenever the outstanding loan balance exceeds $3.0 million, in addition to the ongoing requirement to submit quarterly financial statements. As of December 31, 2007, the Company was in full compliance with all of the borrowing requirements, including certain financial covenants. As of December 31, 2007 and 2006 no amounts were outstanding against loan agreements in the United States. Interest accrues at the floating prime bank lending rate minus 50 basis points. In addition, the Company pays 0.25% annually of the average unused portion of the facility.

In May 2007, the Company obtained an unsecured line of credit for Renminbi 20 million or approximately $2.7 million to provide working capital in China. As of December 31, 2007, Renminbi 9 million or approximately $1.2 million was outstanding under the line of credit. Interest accrues on this balance at a fixed rate of 6.48%. Principal payments of Renminbi 5 million and Renminbi 4 million are due on March 23, 2008 and July 24, 2008, respectively.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2007, the Company obtained a second unsecured line of credit for Renminbi 10 million or approximately $1.4 million to provide working capital in China. As of December 31, 2007, Renminbi 10 million or approximately $1.4 million was outstanding under the line of credit. Interest accrues on this balance at a fixed rate of 8.019%. The outstanding balance is due on August 31, 2008.

Note 9.	Commitments and Contingencies

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

Polimaster initiated the arbitration on June 12, 2006 in a Demand for Arbitration asserting alleged damages totaling $13.2 million and seeking an injunction against sales of the Company’s Gamma Rae II and Neutron RAE II radiation detection products. The Company asserted counterclaims against Polimaster for breach of contract, among other things, and sought monetary damages of its own. The arbitration was conducted under the auspices of Judicial Arbitration and Mediation Services, Inc. (JAMS) in California. On July 13, 2007, the Company announced that it won the arbitration. In an interim award, dated July 5, 2007, the arbitrator ruled that Polimaster failed to prove its claims and was not entitled to any relief; that the Company had proven its counterclaims and is awarded damages of approximately $2.4 million; and that as the prevailing party, the Company was entitled to file an application for attorney’s fees and costs, which it did on July 20, 2007. The interim award was unsealed pursuant to a stipulation and order dated July 24, 2007.

A final award in the arbitration was issued on September 20, 2007, incorporating the contents of the interim award and awarding RAE recoverable costs in the amount of $46,000. On October 5, 2007, RAE filed a motion to confirm the final award. On October 17, 2007, Polimaster filed an opposition to RAE’s motion to confirm the final award and filed its own motion to vacate the final award. Both motions were heard on December 7, 2007 and the court has taken the matter under submission.

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

Leases

As of December 31, 2007, the Company had an equipment lease in San Jose, California that was classified as a capital lease in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS 13”). As of December 31, 2007, the current portion of the lease was $69,000 and was included in accrued liabilities and the long term portion of the lease was $56,000 and was included in other long-term liabilities in the Consolidated Balance Sheets. The equipment lease bears an interest rate of 9.7%.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the years ended December 31, 2007, 2006 and 2005 was $1,109,000, $654,000 and $624,000, respectively. Excluding the Sunnyvale, California abandoned building lease as described below, future minimum annual payments under non-cancellable leases were as follows as of December 31, 2007 (in thousands):

Years Ended December 31,	Capital	Operating

2008	$78	$1,906
2009	58	1,604
2010		1,448
2011		1,367
2012		1,278
Thereafter		5,626

Total minimum lease payments	136	$13,229

Less: Amount representing interest	(11)

Present value of minimum lease payments	$125

In December 2004, the Company moved into its current corporate headquarters in San Jose, California and abandoned a leased facility in Sunnyvale, California. During the second quarter of 2005, the Company accrued a restructuring reserve of approximately $2.0 million for the remaining lease term of the former headquarters in Sunnyvale. The discount rate used was 4.85% and the liability was not reduced for any anticipated future sublease income. In March 2007, due to improved conditions for office rentals, the Company revised the estimated loss on abandonment of the lease and reduced operating expense by $595,000. During the second quarter of 2007, a sublease was executed with rents commencing in June 2007. As of December 31, 2007, future discounted lease payments related to the Sunnyvale building are included in accrued liabilities totaling $271,000 and other long-term liabilities totaling $250,000. Rent payments for 2007, 2006 and 2005 were $396,000, $366,000 and $349,000, respectively, for the Sunnyvale building with sublease income of $97,000 in 2007. Future minimum lease payments through expiration of the lease are $490,000 and $439,000 in 2008 and 2009, respectively. Estimated income to be generated from the sublease is $311,000.

Purchase obligations

Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule and adjust requirements based on business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year and were estimated at $7.1 million at December 31, 2007.

During 2007 the Company began to construct RAE Fushun’s new manufacturing and administrative facility in China. The estimated cost to complete this project in 2008 is $2.8 million and is not deemed to be a contractual obligation as the underlying contract does not specify a financial commitment.

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

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Product Warranties

The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The following table presents changes in the Company’s warranty reserve during 2007 and 2006:

	2007	2006
	(In thousands)

Balance at beginning of year	$553	$377
Provision for warranty	1,304	246
Utilization of reserve	(992)	(70)
Foreign currency translation effects	19	—

Balance at end of year	$884	$553

Note 10.	Employee Benefit Plan

The Company has a defined contribution 401(k) plan (the “Plan”) for its domestic employees. The Plan is available to all employees who have reached the age of 21 and who have completed three months of service with the Company. Under the Plan, eligible employees may contribute a portion of their salaries to the Plan. The Company’s contributions are determined based on matching 25% of the first 6% of the covered employee’s salary, subject to statutory maximum levels. Contributions to the Plan totaled $129,000, $113,000 and $108,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 11.	Stock-Based Compensation

Stock Option Plans

In June 2007, the Company’s shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) to replace the Company’s 2002 Stock Option Plan (the “2002 Plan”). The 2007 Plan authorizes the grant of options to employees, directors and consultants to purchase shares of the Company’s common stock.

Four million shares of the Company’s common stock are authorized for issuance under the 2007 Plan. The maximum number of shares that may be issued under the 2007 Plan will be increased from time to time by shares subject to options granted under the 2002 Plan that expire or are terminated and by shares acquired under the 2002 Plan that are forfeited or repurchased by the Company for the option holder’s purchase price. However, no more than 1.5 million additional shares may be authorized for issuance under the 2007 Plan as a result of these adjustments. During the year ended December 31, 2007, 206,000 shares were added to the 2007 Plan due to qualifying adjustments from the 2002 Plan.

Incentive options may be granted at not less than 100% of the fair market value per share and non-statutory options may be granted at not less than 85% of the fair market value per share of the underlying stock at the date of grant as determined by the Board of Directors or committee thereof, except for options granted to a person owning

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

greater than 10% of the outstanding stock, for which the exercise price must not be less than 110% of the fair market value. Options granted under the Plans generally vest 25% after one year with the remainder vesting pro-rata monthly over the following three years. If not exercised, options generally expire ten years after the date of grant.

The total intrinsic value of options exercised during 2007 and 2006 was $30,000 and $840,000, respectively. In connection with these exercises, no tax benefit was realized as the Company has a full valuation allowance on its deferred tax assets. As of December 31, 2007, $2.8 million of estimated stock-based compensation expense related to stock options remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 2.9 years.

The following is a summary of stock option activity (in thousands, except weighted-average amounts):

	Options Outstanding
	Number	Weighted-Average
	of Shares	Exercise Price

Balance as of December 31, 2004	3,105	$2.57
Granted (weighted average fair value $2.80)	515	3.63
Exercised	(522)	0.62
Canceled	(396)	4.07

Balance as of December 31, 2005	2,702	2.92
Granted (weighted average fair value $2.62)	1,141	3.69
Exercised	(342)	1.15
Canceled	(362)	4.42

Balance as of December 31, 2006	3,139	3.22
Granted (weighted average fair value $1.66)	855	2.73
Exercised	(32)	2.25
Canceled	(239)	4.18

Balance as of December 31, 2007	3,723	3.05

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
	Number	Contractual	Average	Intrinsic	Number	Contractual	Average	Intrinsic
Range of	of	Life	Exercise	Value	of	Life	Exercise	Value
Exercise Prices	Shares	(In Years)	Price	(‘000)	Shares	(In Years)	Price	(‘000)

$0.00 - 1.00	329,480	3.94	$0.22	$817	329,480		$0.22	$817
1.01 - 2.00	457,491	4.42	1.07	746	457,491		1.07	746
2.01 - 3.00	880,000	8.56	2.73	91	24,998		2.81	—
3.01 - 4.00	1,518,364	7.22	3.60	—	835,130		3.49	—
4.01 - 5.00	204,374	4.88	4.79	—	192,185		4.83	—
5.01 - 6.00	220,000	6.26	5.27	—	208,750		5.27	—
6.01 - 7.00	54,895	5.69	6.44	—	48,748		6.44	—
7.01 - 8.00	58,333	0.46	7.81	—	58,333		7.81	—

	3,722,937	6.59	3.05	$1,654	2,155,115	5.33	2.94	$1,563

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the excess of the Company’s closing stock price of $2.70 as of December 31, 2007 over the options holders’ strike price, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2007 was 787,000. As of December 31, 2007, the stock options outstanding included 3,358,627 options which were either vested or are expected to vest, with a weighted-average exercise price of $3.03, and aggregate intrinsic value of $1.6 million and a remaining contractual term of 6.41 years.

Non-Plan Stock Options

In 2002, the Company granted certain of its Directors non-plan options to purchase 400,000 shares of restricted stock at a weighted average exercise price of $0.99 per share. The options vested 25% after one year with the remainder vesting pro-rata monthly over the following three years. The vested options are exercisable over ten years from date of grant. During 2007, no stock-based compensation expense related to non-plan stock options remained to be recorded.

The following is a summary of activity for the non-plan stock options (in thousands, except per share amounts):

	Options Outstanding
	Number	Weighted-Average
	of Shares	Exercise Price

Balance as of December 31, 2004	337	$1.02
Granted	—	—
Exercised	—	—
Canceled	—	—

Balance as of December 31, 2005	337	1.02
Granted	—	—
Exercised	(237)	1.01
Canceled	—	—

Balance as of December 31, 2006	100	1.06
Granted	—	—
Exercised	—	—
Canceled	—	—

Balance as of December 31, 2007	100	1.06

The following table summarizes the outstanding and exercisable non-plan stock options as of December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
	Number	Contractual	Average	Intrinsic	Number	Contractual	Average	Intrinsic
Range of	of	Life	Exercise	Value	of	Life	Exercise	Value
Exercise Prices	Shares	(In Years)	Price	(‘000)	Shares	(In Years)	Price	(‘000)

$1.06	100,000	4.41	$1.06	$164	100,000	4.41	$1.06	$164

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Plan Restricted Stock

In 2006, the Company granted 536,000 shares of restricted stock to four individuals as an inducement to join the Company. Twenty five percent of this restricted stock or 134,000 shares vested in July 2007 with the remainder vesting pro-rata quarterly over the following three years. In August 2007, concurrent with discontinuing the Company’s DVR business, the Company terminated two of these individuals. As a result, the remainder of their restricted stock awards or 203,571 shares vested immediately and a charge of $596,000 was included in the loss from discontinued operations. See “Note 3. Discontinued Operations” for more detail.

The difference between the exercise price of the stock grants and the fair market value of the Company’s common shares on the dates the awards were granted represents unrecognized deferred stock compensation which is being amortized on a straight-line basis over the vesting period of the underlying stock awards. As of December 31, 2007, $349,000 of estimated stock-based compensation expense related to restricted stock awards remains to be recorded. That cost is expected to be recorded over an amortization period of 2.5 years.

The following is a summary of activity for the non-plan awards (in thousands, except per share amounts):

	Restricted Stock Awards
		Weighted-Average
	Number	Grant-Dated
	of Shares	Fair Value

Unvested as of December 31, 2005	—	—
Granted	536	2.81
Vested	—	—
Forfeited	—	—

Unvested as of December 31, 2006	536	—
Granted	—	—
Vested	(354)	2.81
Forfeited	—	—

Unvested as of December 31, 2007	182	2.81

Warrant

In 2006, 450,000 warrants to purchase the Company’s common stock were exercised at $1.07 per share. There were no warrants outstanding as of December 31, 2007 and 2006.

Stock-Based Compensation Expense

As required by FAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation cost for those equity awards expected to vest. The impact on the Company’s results from continuing

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations of recording stock-based compensation by function for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cost of sales	$129	$93	$37
Sales and marketing	222	161	240
Research and development	325	213	111
General and administrative	1,195	1,078	1,612

Total	$1,871	$1,545	$2,000

In addition, the Company recorded the following stock-based compensation expenses from discontinued operations for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
	(In thousands)

Sales and marketing	$628	$75
Research and development	53	6

Total	$681	$81

Valuation Assumptions

The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) valuation model and a single option award approach. The fair value of each option grant is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The weighted-average assumptions applied are summarized below:

	Year Ended December 31,
	2007	2006	2005

Expected volatility	65%	75-79%	103-109%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.8%	5.0%	4.0%
Expected term in years	5.5	6.1	5.5
Weighted-average fair value	$1.66	$2.62	$2.80

Expected Volatility — The Company’s expected volatilities are based on historical volatility of the Company’s stock, adjusted by management for unusual and non-representative stock price activity not expected to recur.

Expected Dividend — The BSM valuation model calls for a single expected dividend yield as an input. The Company has not paid a dividend in the past and does not anticipate paying a dividend in the near future.

Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. When the expected term of the Company’s stock-based award does not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation between available maturities.

Expected Term — The Company’s expected term represents the weighted-average period that the Company’s stock-based awards are expected to be outstanding. From the first quarter of 2007, the Company has used the historical exercise patterns of previously granted options in relation to the Company’s stock price to estimate

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected exercise patterns. Prior to 2007, the Company applied the “Simplified Method” as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

Estimated Forfeitures — To estimate forfeitures, the Company applies its historical rate of option forfeitures. Estimated forfeiture rates are trued-up to actual forfeiture results as the stock-based awards vest.

Note 12.	Related Party Transactions

The Company accounts for its 40% ownership in Renex Technologies Ltd.(“Renex”), a Hong Kong company, using the equity method starting January 1, 2002. The Company’s total investment in Renex at December 31, 2007 and 2006, was $405,000 and $402,000, respectively. The Company recorded income of $3,000 in Renex and for the year ended December 31, 2007 and losses of $194,000 and $196,000 in Renex for the years ended December 31, 2006 and 2005, respectively.

The Company pays a 7.5% royalty to Renex for using certain modems developed by Renex. In 2007, 2006 and 2005, the Company made royalty payments amounting to $84,000, $91,000 and $70,000, respectively. The Company also paid $149,000, $254,000 and $139,000 to Renex for a research project in 2007, 2006 and 2005, respectively.

The Company recorded $(1,000) and $146,000 of investment and additional paid in capital in 2007 and 2006, respectively, to properly reflect the carrying value of its investment and its prorated share of the net equity of Renex.

In conjunction with the original and subsequent additional investment in RAE Beijing, unsecured notes payable were established for the previous RAE Beijing shareholders as part of the purchase price agreement in May 2004 and July 2006. As of December 31, 2007 and December 31, 2006, $191,000 and $822,000, respectively, were included in notes payable — related parties and $2,370,000 and $3,222,000, respectively, were included in long term notes payable — related parties.

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

Scheduled payments of principal under the notes from 2008 through maturity in 2011 are $191,000, $1,082,000, $633,000 and $655,000, respectively.

In addition to its 40% ownership in Renex, the Company has investments in two distributors of RAE Systems products, RAE Benelux and RAE Spain. The Company owns 10% and 19% of RAE Benelux and RAE Spain, respectively. These investments are accounted for under the cost method.

The Liaoning Group owns a 30% interest in RAE Fushun and is also a supplier to RAE Fushun.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions and balances with the Company’s related parties were as follows:

	Year Ended December 31,					December 31,	December 31,
	2007	2006	2005			2007	2006
	(In thousands)

Sales:					Accounts receivable:
Renex	$228	$91		$48	Renex	$21	$154
RAE Benelux	1,596	1,041		503	RAE Benelux	287	162
RAE Spain	442	331		243	RAE Spain	202	150

	$2,266	$1,463		$794		$510	$466

Purchases:					Accounts payable:
Liaoning Group	$4,448	$—	$		Liaoning Group	$566	$—
Renex	675	573		408	Renex	411	360
RAE Benelux	—	—		—	RAE Benelux	—	—
RAE Spain	—	—		—	RAE Spain	—	—

	$5,123	$573		$408		$977	$360

The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary and bonus of $96,000, $103,000 and $96,000 for 2007, 2006 and 2005, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions regarding Ms. Chen are performed in the same manner as other U.S. employees, with Robert Chen the final approval signatory on compensation recommendations.

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

Note 13.	Geographic Information

The Company operates primarily in three geographic regions: Americas, Asia and Europe. The following tables present net sales and identifiable long-lived assets by geographic region:

	Year Ended December 31,
	2007	%	2006	%	2005	%
	(In thousands)

Net sales:
Americas	$37,011	41	$32,803	49	$33,902	56
Asia	42,107	46	26,024	38	19,902	33
Europe	11,718	13	8,894	13	6,489	11

Total net sales	$90,836	100	$67,721	100	$60,293	100

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,		December 31,
	2007	%	2006	%
	(In thousands)

Property and equipment, net
Americas	$784	6	$6,941	46
Asia	11,292	92	8,105	54
Europe	182	2	74	—

Total property and equipment, net	$12,258	100	$15,120	100

Net sales in China were $39.1 million or 43%, $23.9 million or 35% and $18.2 million or 30% of total net sales in 2007, 2006 and 2005 respectively. China held $11.3 million or 92% and $7.9 million or 52% of total net property, plant and equipment as of December 31, 2007 and 2006, respectively.

The majority of the Company’s net sales in Americas and Asia are to customers domiciled in the United States and the People’s Republic of China, respectively. The Company performs credit evaluations of its customers’ financial condition when considered necessary and generally does not require cash collateral from its customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payments, bad debt write-off experience, and financial review of the customer.

Note 14.	Quarterly Information (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	First	Second	Third	Fourth
	Quarter(3)	Quarter(3)	Quarter(3)	Quarter(3)	2007
	(In thousands, except per share data)

Net sales	$17,934	$20,056	$25,333	$27,513	$90,836
Gross profit	9,134	9,987	13,322	13,965	46,408
Operating income (loss) from continuing operations	(2,206)	(1,966)	1,156	(1,155)	(4,171)
Income (loss) from continuing operations	(2,066)	(2,223)	875	(7,128)	(10,542)
Loss from discontinued operations, net of tax	(253)	(232)	(3,291)	(378)	(4,154)
Net income (loss)	(2,319)	(2,455)	(2,416)	(7,506)	(14,696)
Basic net income (loss) per common share:(1)
Continuing operations	$(0.03)	$(0.04)	$0.01	$(0.12)	$(0.18)
Discontinued operations	$—	$(0.01)	$(0.05)	$(0.01)	$(0.07)

Basic net income (loss) per common share	$(0.03)	$(0.05)	$(0.04)	$(0.13)	$(0.25)

Diluted net income (loss) per common share:(1)
Continuing operations	$(0.03)	$(0.04)	$0.01	$(0.12)	$(0.18)
Discontinued operations	—	(0.01)	(0.05)	(0.01)	(0.07)

Diluted net income (loss) per common share	$(0.03)	$(0.05)	$(0.04)	$(0.13)	$(0.25)

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(2)	Quarter	2006

Net sales	$12,426	$15,901	$18,489	$20,905	$67,721
Gross profit	6,710	8,462	9,901	10,450	35,523
Operating income (loss) from continuing operations	(1,603)	(444)	732	(1,556)	(2,871)
Income (loss) from continuing operations	(1,033)	(54)	564	(846)	(1,369)
Loss from discontinued operations, net of tax	—	—	(51)	(109)	(160)
Net income (loss)	(1,033)	(54)	513	(955)	(1,529)
Basic net income (loss) per common share:(1) Continuing operations	$(0.02)	$—	$0.01	$(0.02)	$(0.03)
Discontinued operations	—	—	—	—	—

Basic net income (loss) per common share	$(0.02)	$—	$0.01	$(0.02)	$(0.03)

Diluted net income (loss) per common share:(1)
Continuing operations	$(0.02)	$—	$0.01	$(0.02)	$(0.03)
Discontinued operations	—	—	—	—	—

Diluted net income (loss) per common share	$(0.02)	$—	$0.01	$(0.02)	$(0.03)

(1)	Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not equal the annual net loss per share.

(2)	The Company purchased an additional 32% ownership in RAE Beijing in July 2006. The Company has consolidated RAE Beijing since 2004. With the purchase in July 2006, minority shareholder’s interest was reduced to 4%.

(3)	In August 2007, the Board of Directors approved the discontinuation of the Company’s DVR business. Impairment expenses recognized in fiscal 2007 totaled $4.2 million. Prior quarters’ results were adjusted to reflect discontinued operations.