Form 10-Q
period 2008-03-31
RAE SYSTEMS INC
filed 2008-05-07
CIK 1084876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common stock, $0.001 par value per share	59,168,093 shares

RAE Systems Inc.

PART I. Financial Information
Item 1. Financial Statements
RAE Systems Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,244	$15,906
Trade notes receivable	2,992	2,793
Accounts receivable, net of allowances of $2,235 and $2,060, respectively	19,811	22,749
Accounts receivable from affiliate	35	21
Inventories	19,413	17,542
Prepaid expenses and other current assets	3,346	2,930
Income taxes receivable	2,196	2,069

Total current assets	62,037	64,010

Property and equipment, net	12,552	12,258
Intangible assets, net	3,737	3,827
Goodwill	3,274	3,143
Investments in unconsolidated affiliates	417	425
Other assets	1,515	1,680

Total assets	$83,532	$85,343

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED ENTITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,923	$6,071
Accounts payable to affiliate	338	411
Payable to Fushun shareholder	592	609
Bank lines of credit	2,012	2,618
Accrued liabilities	11,171	12,098
Notes payable to related parties, current	201	191
Income taxes payable	883	674
Deferred revenue, current	402	488

Total current liabilities	21,522	23,160

Deferred revenue, non-current	450	514
Deferred tax liabilities, non-current	283	277
Deferred gain on sale of real estate, non-current	5,652	5,794
Other long-term liabilities	1,393	1,487
Notes payable to related parties, non-current	2,417	2,370

Total liabilities	31,717	33,602

COMMITMENTS AND CONTINGENCIES (NOTE 5)

MINORITY INTEREST IN CONSOLIDATED ENTITIES	5,418	5,385

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized; 59,161,214 and 59,171,980 shares issued and outstanding, respectively	59	59
Additional paid-in capital	61,329	60,957
Accumulated other comprehensive income	6,140	4,135
Accumulated deficit	(21,131)	(18,795)

Total shareholders’ equity	46,397	46,356

Total liabilities, minority interest in consolidated entities and shareholders’ equity	$83,532	$85,343

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net sales	$17,869	$17,934
Cost of sales	9,014	8,800

Gross profit	8,855	9,134

Operating expenses:
Sales and marketing	5,380	5,154
Research and development	1,736	1,684
General and administrative	4,296	5,113
Adjustment to lease abandonment accrual	—	(611)

Total operating expenses	11,412	11,340

Operating loss from continuing operations	(2,557)	(2,206)
Other income (expense):
Interest income	48	65
Interest expense	(102)	(69)
Other, net	307	15
Equity in loss of unconsolidated affiliate	(9)	(18)

Loss from continuing operations before income taxes and minority interest	(2,313)	(2,213)
Income tax benefit (expense)	(196)	126

Loss before minority interest	(2,509)	(2,087)
Minority interest in loss of consolidated subsidiaries	163	21

Loss from continuing operations	(2,346)	(2,066)
Gain (loss) from discontinued operations, net of tax	10	(253)

Net loss	$(2,336)	$(2,319)

Net loss per share-basic and diluted:
Continuing operations	$(0.04)	$(0.04)
Discontinued operations	—	—

Net loss per share-basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding-basic and diluted	58,999	59,294

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,336)	$(2,319)
(Gain) loss from discontinued operations	10	(253)

Loss from continuing operations	(2,346)	(2,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	806	1,054
(Gain) loss on disposal of property and equipment	(144)	2
Stock based compensation expense	397	491
Equity in loss of unconsolidated affiliate	9	18
Minority interest in income of consolidated subsidiary	(163)	(21)
Deferred income taxes	—	(56)
Adjustment to lease abandonment accrual	—	(611)
Amortization of discount on notes payable to related parties	13	57
Changes in operating assets and liabilities:
Accounts receivable	3,640	85
Accounts receivable from affiliate	(14)	(24)
Trade notes receivable	(81)	(794)
Inventories	(1,153)	(97)
Prepaid expenses and other current assets	(324)	(539)
Income taxes receivable	(119)	(314)
Other assets	186	(10)
Accounts payable	(273)	(700)
Accounts payable to affiliate	(86)	(103)
Accrued liabilities	(958)	(650)
Income taxes payable	180	—
Deferred revenue	(150)	(363)
Other liabilities	(209)	42

Net cash used in operating activities of continuing operations	(789)	(4,599)
Net cash provided by operating activities of discontinued operations	9	(253)

Net cash used in operating activities	(780)	(4,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments	—	3,247
Business acquisitions, net of cash acquired	—	(1,715)
Acquisition of property and equipment	(325)	(457)

Net cash provided by (used in) investing activities	(325)	1,075

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and warrants	—	67
Repayments of bank loans	(712)	—
Repurchases of common stock	(25)	—
Payments on notes payable to related parties	(42)	(1,519)

Net cash used in financing activities	(779)	(1,452)

Effect of exchange rate changes on cash and cash equivalents	222	79
Decrease in cash and cash equivalents	(1,662)	(5,150)
Cash and cash equivalents at beginning of period	15,906	18,119

Cash and cash equivalents at end of period	$14,244	$12,969

Non-cash investing and financing activities:
Unpaid property and equipment	$64	$—
See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
The Company
     Founded in 1991, RAE Systems Inc. (the “Company” or “RAE Systems”), a Delaware company, develops and manufactures rapidly-deployable, multi-sensor chemical and radiation detection monitors and networks for industrial applications and homeland security. The Company’s products are based on proprietary technology, and include portable, wireless and fixed chemical detection monitors and radiation detectors.
Basis of Presentation
     The financial information presented in this Form 10-Q is unaudited and is not necessarily indicative of the future consolidated financial position, results of operations or cash flows of RAE Systems. The unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at the date of the interim balance sheets, results of operations and its cash flows for the stated periods, in conformity with the accounting principles generally accepted in the United States of America. The consolidated balances at December 31, 2007 were derived from the audited consolidated financial statements included in the Company’s Annual Report (“Annual Report”) on Form 10-K for the year ended December 31, 2007. The condensed consolidated financial statements included in this report should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Annual Report.
Principles of Consolidation
     The consolidated financial statements include the accounts of RAE Systems and its subsidiaries. The ownership of other interest holders of consolidated subsidiaries is reflected as minority interest. All intercompany balances and transactions have been eliminated in consolidation.
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

Stock-Based Compensation Expense
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, (“SFAS 123 (R)”). The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation method. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award and recognized in expense over the requisite service period, which is generally the vesting period.
     The impact on the Company’s results from continuing operations of recording stock-based compensation by function for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Cost of sales	$42	$21
Sales and marketing	39	51
Research and development	102	73
General and administrative	214	296

Total	$397	$441

     In addition, the Company recorded stock-based compensation expenses from discontinued operations of zero in the first quarter of 2008 and $47,000 and $4,000 during the first quarter of 2007 for sales and marketing and research and development, respectively. These costs are included in the loss from discontinued operations, net of tax on the Company’s Condensed Consolidated Statement of Operations.
     The following is a summary of options (in thousands, except weighted-average exercise price):

	Options Outstanding
	Number	Weighted-Average
	Of Shares	Exercise Price
Balance as of January 1, 2008	3,723	$3.05
Granted	59	1.30
Exercised	—	—
Canceled	(225)	3.04

Balance as of March 31, 2008	3,557	3.04

     The fair value of the Company’s stock options granted to employees for the three months ended March 31, 2008 was estimated using the following weighted-average assumptions:

Three
Months
Ended
March 31,
2008
Expected volatility	65%
Expected dividend yield	0.0%
Risk-free interest rate	2.7%
Expected term in years	5.5
Weighted-average fair value	$1.30
     There were no stock options or restricted stock granted for the three months ended March 31, 2007.

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
     As of March 31, 2008, the Company has reserved 235,870 shares of common stock for issuance under its 1993 Stock Option Plan, 2,996,627 shares under the 2002 Plan and 324,167 shares under the 2007 Plan. As of March 31, 2008, 371,256 shares have been added to the balance available for grant under the 2007 Plan as a result of grants cancelled under the 2002 Plan and 4,047,089 shares of common stock remain available for future grants under the 2007 Plan.
     Non-Plan Stock Options
     In 2002, the Company granted certain of its directors options to purchase 400,000 shares of non-plan restricted common stock at a weighted-average exercise price of $0.99. Twenty five percent of these options vested after one year with the remainder vesting monthly over the following three years. The vested shares are exercisable over ten years. As of March 31, 2008, options to purchase 100,000 shares of restricted common stock remain unexercised at a weighted-average exercise price of $1.06.
     Non-Plan Restricted Stock
     In August 2006, the Company granted 536,000 shares of restricted stock to four individuals as an inducement to enter the Company’s employ. Twenty five percent of this restricted stock or 134,000 shares vested in July 2007 with the remainder vesting quarterly over the following three years. The weighted-average fair value of these awards is $2.81. In August 2007, concurrent with discontinuing the Company’s mobile digital video recording (“DVR”) business, the Company terminated two of these individuals. As a result, the remainder of their restricted stock awards of 203,571 shares vested immediately.
     The following is a summary of activity for the non-plan stock awards (in thousands, except per share amounts):

	Restricted Stock Awards
		Weighted-Average
	Number	Grant-Dated
	Of Shares	Fair Value
Unvested as of January 1, 2008	182	$2.81
Granted	—	—
Vested	(26)	2.81
Forfeited	—	—

Unvested as of March 31, 2008	156	2.81

Earnings Per Common Share
     Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Anti-dilutive shares excluded from diluted earnings per common share calculated for the three months ended March 31, 2008 were 3,599,627. Anti-dilutive shares excluded from diluted earnings per common share calculated for the three months ended March 31, 2007 were 4,860,541.
Segment Reporting
     Statement of Financial Accounting Standard (“SFAS”) No. 131, Segment Reporting, establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-makers are the Chief Executive Officer and the Chief Financial Officer. Although the Company’s operating segments consist of entities geographically based in the Americas, Asia and Europe, the Company is in a single reporting segment worldwide in sale of portable and wireless gas and radiation detection products and related services. Accordingly, the Company operated as one reportable segment during the three months ended March 31, 2008 and 2007.
Variable Interest Entities
     S.A.R.L RAE France (“RAE France”) was identified by management as a variable interest entity. The Company is the primary beneficiary through its ownership of RAE Europe ApS. RAE France distributes and sells RAE products exclusively in France. RAE France had total sales of $565,000 and $426,000 in the three months ended March 31, 2008 and 2007, respectively. The Company has consolidated RAE France since December 2004.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-1, “Application of FASB Statement No. 157 to FAS Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing from the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities , except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at lease annually). The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 had no impact on the Company’s consolidated financial statements due to the deferral of the effective date to January 1, 2009 for the Company’s assets and liabilities.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The Company adopted SFAS 159 on January 1, 2008 for its financial assets and liabilities. The Company is currently evaluating the impact of adoption of SFAS 157 as it relates to their nonfinancial assets and nonfinancial liabilities.
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

Note 2. Composition of Certain Financial Statement Items
Inventory
     Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead costs. The components of inventories were as follows:

	March 31,	December 31,
(in thousands)	2008	2007
Raw materials	$6,490	$5,278
Work-in-progress	3,274	2,759
Finished goods	9,649	9,505

	$19,413	$17,542

Prepaid expenses and other current assets

	March 31,	December 31,
(in thousands)	2008	2007
Supplier advances and deposits	$1,637	$1,162
Prepaid insurance	238	428
Other current assets	1,471	1,340

	$3,346	$2,930

Property and equipment, net

	March 31,	December 31,
(in thousands)	2008	2007
Buildings and improvements	$6,156	$5,905
Equipment	4,938	4,646
Computer equipment	4,508	4,346
Automobiles	1,332	1,180
Furniture and fixtures	333	325
Construction in progress	3,644	3,428

	20,911	19,830
Less: Accumulated depreciation	(8,359)	(7,572)

	$12,552	$12,258

Intangible assets, net

	March 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer list	$4,906	$(1,838)	$3,068	$4,714	$(1,574)	$3,140
Trade name	1,320	(651)	669	1,267	(580)	687

	$6,226	$(2,489)	$3,737	$5,981	$(2,154)	$3,827

     Amortization expense associated with intangible assets was $243,000 and $348,000 or the three months ended March 31, 2008 and 2007, respectively. Based on the carrying amount of intangible assets as of March 31, 2008, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in thousands):

Years Ended December 31,
Remainder of 2008	$745
2009	839
2010	818
2011	565
2012	325
Thereafter	445

Total amortization	$3,737

Accrued liabilities

	March 31,	December 31,
(in thousands)	2008	2007
Compensation and related benefits	$3,847	$4,377
Accrued commission	2,089	2,091
Accrued professional fees	841	924
Other	4,394	4,706

	$11,171	$12,098

Note 3. Income Tax
     The Company estimates its annual effective tax rate for the year and applies that rate to the quarter to date profit before tax to determine the quarterly and quarter to date tax expense. Certain loss subsidiaries are excluded from the calculation of annual estimated effective tax rate if the Company anticipates that it will not be able to recognize a benefit from those loss subsidiaries at year end. Certain expenses are accounted for as discrete to the quarter and excluded from the estimated annual effective tax rate.
     The effective tax rate for the three months ended March 31, 2008 was (9%) of pretax loss, compared to 8% of pretax loss in the first quarter of 2007.
     The effective tax rate is highly dependent upon the geographic distribution of the Company’s worldwide earnings or loss, tax regulations in each geographic region, the availability of tax credits and carry-forwards, and the effectiveness of its tax planning strategies. The Company regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts its estimates accordingly. If actual results differ from its estimates, future income tax expense could be materially affected.
Note 4. Comprehensive Loss
     The components of comprehensive loss were as follows:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Net loss	$(2,336)	$(2,319)
Other comprehensive income:
Change in foreign currency translation	2,005	305
Change in unrealized loss on investments, net of tax	—	1

Comprehensive loss	$(331)	$(2,013)

     The Company’s accumulated other comprehensive income consists foreign currency translation adjustments of $6.1 million and $4.1 million as of March 31, 2008 and December 31, 2007, respectively.
Note 5. Commitments and Contingencies
Legal proceedings
Polimaster Ltd. et al. v. RAE Systems Inc., United States District Court for the Northern District of California, Case No. 05-CV-01887-JF, United States Court of Appeals for the Ninth Circuit, No. 08-15708
     Polimaster Ltd. and Na&Se Trading Company, Ltd. (“Polimaster”) filed a complaint against the Company on May 9, 2005, in the United States District Court for the Northern District of California in a case titled Polimaster Ltd., et al. v. RAE Systems Inc. (Case No. 05-CV-01887-JF). The complaint alleges, among other things, that the Company breached its contract with Polimaster and infringed upon Polimaster’s intellectual property rights. The dispute is subject to a contractual arbitration agreement, although the federal court has retained jurisdiction over the matter pending completion of the arbitration.
     In September 2007, a Final Award was issued in the arbitration. The arbitrator ruled that Polimaster failed to prove its claims and was not entitled to any relief; that the Company had proven its counterclaims and was awarded damages of approximately $2.4 million; and that as the prevailing party, the Company was entitled to recover costs in the amount of $46,000. On October 5, 2007, RAE Systems filed a motion to confirm the Final Award. On October 17, 2007, Polimaster filed an opposition to RAE Systems’ motion to confirm the Final Award and filed its own motion to vacate the Final Award. Both motions were heard on December 7, 2007, and the district court confirmed the Final Award by an order dated February 25, 2008.
     Although the Company has been awarded damages, attorney’s fees and costs, the Company is currently unable to determine whether it will be able to collect these amounts due to uncertainty regarding Polimaster’s financial condition and other factors.
     On March 26, 2008, Polimaster filed a Notice of Appeal in the district court. The Ninth Circuit has set a Time Schedule Order for this appeal, in a case entitled Polimaster Ltd., et al. v. RAE Systems Inc., No. 08-15708. Polimaster’s opening brief is due on July 11, 2008, and RAE Systems’ brief is due on August 11, 2008. Oral argument has not been scheduled at this time.
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
Leases
     As of March 31, 2008, the Company had an equipment lease in San Jose, California that was classified as a capital lease in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS 13”). As of March 31, 2008, the current portion of the lease was $71,000 and was included in accrued liabilities and the long term portion of the lease was $37,000 and was included in other long-term liabilities in the Consolidated Balance Sheets. The equipment lease bears an interest rate of 9.7%.
     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the three months ended March 31, 2008 and 2007 was $638,000 and $219,000, respectively. Excluding the Sunnyvale, California abandoned building lease as described below, future minimum annual payments under non-cancellable leases were as follows as of March 31, 2008 (in thousands):

Years Ended December 31,	Capital	Operating
Remainder of 2008	$59	$1,628
2009	58	1,929
2010		1,485
2011		1,406
2012		1,320
Thereafter		5,720

Total minimum payments	117	$13,488

Less: Amount representing interest	(9)

Present value of minimum lease payments	$108

     In December 2004, the Company moved into its current corporate headquarters in San Jose, California and abandoned a leased facility in Sunnyvale, California. During the second quarter of 2005, the Company accrued a restructuring reserve of approximately $2.0 million for the remaining lease term of the former headquarters in Sunnyvale. The discount rate used was 4.85% and the liability was not reduced for any anticipated future sublease income. In March 2007, due to improved conditions for office rentals, the Company revised the estimated loss on abandonment of the lease and reduced operating expense by $595,000. During the second quarter of 2007, a sublease was executed with rents commencing in June 2007. As of March 31, 2008, future discounted lease payments related to the Sunnyvale building are included in accrued liabilities totaling $289,000 and other long-term liabilities totaling $178,000. Rent payments for three months ended March 31, 2008 and 2007 were $105,000 and $98,000, respectively, for the Sunnyvale building with sublease income of $43,000 and zero for the three months ended March 31, 2008 and 2007, respectively. Future minimum lease payments through expiration of the lease are $385,000 and $439,000 in 2008 and 2009, respectively. Estimated income to be generated from the sublease is $268,000.
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
Note 6. Warranty Reserves
The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The following is a summary of the changes in these liabilities during the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Warranty reserve at beginning of period	$884	$553
Provision for warranty	26	34
Utilization of reserve	(225)	(2)
Foreign currency translation effects	24	2

Warranty reserve at end of period	$709	$587

Note 7. Revolving Credit Agreement
     The Company maintains lines of credit to support its operations in the United States and China. In the United States, the Company had two lines of credit totaling $10 million as of December 31, 2006. In March 2007, these agreements were replaced with a single $15.0 million revolving credit agreement, which expires in June 2008.
     The revolving credit agreement provides for borrowings of up to $5.0 million based on a blanket security interest in the Company’s U.S. assets. An additional $10.0 million of borrowings is available based on a percentage of specific qualifying assets. The Company is required to comply with certain reporting requirements whenever the outstanding loan balance exceeds $3.0 million, in addition to the ongoing requirement to submit quarterly financial statements. As of March 31, 2008, the Company was in full compliance with all of the borrowing requirements, including certain financial covenants. As of March 31, 2008 and December 31, 2007 no amounts were outstanding against loan agreements in the United States. Interest accrues at the floating prime bank lending rate minus 50 basis points. In addition, the Company pays 0.25% annually of the average unused portion of the facility.
     In May 2007, the Company obtained an unsecured line of credit for Renminbi 20 million or approximately $2.8 million to provide working capital in China. As of March 31, 2008, Renminbi 4 million or approximately $570,000 was outstanding under the line of credit. Interest accrues on this balance at a fixed rate of 6.84% due on July 24, 2008. The outstanding balance is due on July 24, 2008.
     In October 2007, the Company obtained a second unsecured line of credit for Renminbi 10 million or approximately $1.4 million to provide working capital in China. As of March 31, 2008, Renminbi 10 million or approximately $1.4 million was outstanding under the line of credit. Interest accrues on this balance at a fixed rate of 8.019%. The outstanding balance is due on August 31, 2008.
Note 8. Related Party Transactions
     The Company accounts for its 40% ownership in Renex Technologies Ltd.(“Renex”), a Hong Kong company, using the equity method starting January 1, 2002. The Company’s total investment in Renex at March 31, 2008 and December 31, 2007 was $396,000 and $405,000, respectively. The Company recorded losses of $9,000 and $18,000 in Renex for the three months ended March 31, 2008 and 2007, respectively.
     The Company pays a 7.5% royalty to Renex for using certain modems developed by Renex. In the first quarter of 2008 and 2007, the Company made royalty payments amounting to zero and $18,000, respectively. The Company also paid zero and $13,000 to Renex for a research project in the first quarter of 2008 and 2007, respectively.
     In conjunction with the original and subsequent additional investment in RAE Beijing, unsecured notes payable were established for the previous RAE Beijing shareholders as part of the purchase price agreement in May 2004 and July 2006. As of March 31, 2008 and December 31, 2007, $201,000 and $191,000, respectively, were included in notes payable — related parties and $2,417,000 and $2,370,000, respectively, were included in long term notes payable — related parties.
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

     Scheduled payments of principal under the notes from 2008 through maturity in 2011 are $201,000, $1,129,000, $633,000 and $655,000, respectively.
     In addition to its 40% ownership in Renex, the Company has investments in two distributors of RAE Systems products, RAE Benelux and RAE Spain. The Company owns 10% and 19% of RAE Benelux and RAE Spain, respectively. These investments are accounted for under the cost method.
     The Liaoning Coal Industry Group, Ltd. (“Liaoning Group”) owns a 30% interest in RAE Fushun and is also a supplier to RAE Fushun.
     Transactions and balances with the Company’s related parties were as follows:

	Three Months Ended
	March 31,			March 31,	December 31,
(in thousands)	2008	2007		2008	2007
Sales:			Accounts receivable:
Renex	$48	$57	Renex	$35	$21
RAE Benelux	589	316	RAE Benelux	296	287
RAE Spain	215	75	RAE Spain	160	202

	$852	$448		$491	$510

Purchases:			Accounts payable:
Liaoning Group	$1	$—	Liaoning Group	$496	$566
Renex	98	182	Renex	315	411

	$99	$182		$811	$977

     The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary and bonus of $24,000 for the three months ended March 31, 2008 and 2007, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions regarding Ms. Chen are performed in the same manner as other U.S. employees, with Robert Chen having the final approval signatory on compensation recommendations.
Note 9. Discontinued Operations
     On August 24, 2007, the Board of Directors approved the discontinuation of the Company’s DVR business in order to reduce expenses and concentrate its resources on the gas and radiation detection business. The Company’s mobile DVR business was acquired in the purchases of Aegison and Securay.
     On August 28, 2007 the Company notified its DVR customers, terminated all personnel not reassigned to continuing operations and suspended the related production and sales activities. The Company retained the acquired intellectual property; however, because the DVR business operated at a substantial loss, during 2007 management liquidated the tangible assets, mainly inventories of component parts, and impaired the remaining value of the intangible assets and goodwill.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of the DVR business are reported as discontinued operations for all periods presented. The financial results included in discontinued operations were as follows:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Net sales	$3	$53
Gain (loss) from discontinued operations before income taxes	10	(334)
Income tax benefit	—	81

Gain (loss) from discontinued operations	$10	$(253)

     The carrying amounts of the major classes of assets and liabilities included as part of the disposal group were as follows:

	March 31,	December 31,
(in thousands)	2008	2007
Total current assets	$9	$59

Total current liabilities	$11	$63

     The Company anticipates collecting the remaining assets and settling the remaining liabilities during the second quarter of 2008.
Note 10. Fair Value Measurements
     The Company uses the following methods and assumptions in estimating the fair value of financial assets and liabilities:
     Cash and cash equivalents and bank line of credit: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.
     Notes payable to related parties: The fair value was determined by discounting these non interest bearing notes payables at an interest rate commensurate with commercial borrowing rates available to the Company in China.
     SFAS 157 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
     Level 1: Quoted market prices in active markets for identical assets or liabilities.
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
     Level 3: Unobservable inputs that are not corroborated by market data.
     The following table reflects the carrying amounts and fair values of the Company’s financial assets and liabilities as of March 31, 2008 and December 31, 2007:

		March 31, 2008		December 31, 2007
		Carrying		Carrying
(in thousands)	Catergory	Amounts	Fair Value	Amounts	Fair Value
Cash and cash equivalent	Level 1	$14,244	$14,244	$15,906	$15,906
Bank line of credit	Level 1	2,012	2,012	2,618	2,618
Notes payable to related parties	Level 2	2,618	2,618	2,561	2,561

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
Overview
     We are a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical and radiation detection monitors and networks. Founded in 1991 to develop technologies for the detection and early warning of hazardous materials, today we offer a full line of portable chemical and radiation detection solutions. These solutions have been deployed in over 85 countries on 6 continents and range from small handheld devices to rapidly deployable wireless systems to fixed, wall mounted facility safety solutions.
     We are currently focused on delivering world wide solutions to four key market sectors:
•	The Energy Market; which includes oil, natural gas, coal, and nuclear power.

•	The Industrial Safety Market; which includes metals production, chemical, plastics and industrial processes.

•	The Global Environmental Market; which includes both regulatory compliance and environmental clean-up or remediation.

•	And the Government Market; which includes solutions for emergency response, public safety, homeland security and military applications.
Recent Developments
     In China, we continue to see a focus on increased worker safety and environmental remediation, which we believe will have a positive impact on our future opportunities in China. In the China oil and gas market, we continue to sell fixed combustible and toxic gas monitors for both new installations and facility upgrades. In the energy market, the demand for our high-end products such as wireless equipped combustible and toxic gas monitors, including our AreaRAE Rapid Deployment Kits, continues to grow. In the industrial safety market, we continue to see demand for more personal protection equipment, including personal carbon monoxide gas monitors, breathing apparatus and mobile quick breathing air filling stations. In the industrial market, we have contracts with long-term and new customers to provide gas monitors for production expansion and new facilities. Our largest industrial customers in China continue to be steel and chemical plants.
     During 2007, our coal mine safety unit, RAE Fushun, began operations and is contributing to the 2008 growth of our China operations. In 2007, the Chinese Government began closing smaller unsafe coal mining operations and is expected to close up to 10,000 smaller and unsafe mines by the end of 2008. During the next 12 to 18 months, we expect to see an increase in the purchase of safety equipment as part of the government’s plan to improve coal mine safety.
     In Europe and the Middle East, we continue to penetrate the industrial market with single gas detectors, four gas QRAE II monitors and our wireless AreaRAE Rapid Deployment Kits. The certification of our AreaRAE Steel monitors for deployment in the most hazardous, Zone 1 working environments has opened additional opportunities in this region. Key to our success in Europe has been the ATEX or hazardous environment intrinsic safety certification for our MiniRAE 3000 and ppbRAE 3000 next generation photoionization detectors for volatile organic compounds.
     In the Americas, we are focused on growth in the energy sector. With the introduction of the ToxiRAE 3 in January 2008, we now offer a full suite of gas detection solutions for the oil production market. In addition, the MultiRAE Plus continues to be purchased by the U.S. military for aviation safety in the handling and detection of highly toxic and flammable jet fuel. In Mexico, the Mexican State Oil Company, Pemex, has selected our QRAE II and ToxiRAE 3 products for their toxic gas monitors.

Critical Accounting Policies and Significant Management Judgments
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate these estimates, including, but not limited to, those related to our revenue recognition, allowance for doubtful accounts, valuation of goodwill and other intangible assets, inventory valuation, valuation of deferred tax assets, warranty reserves and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.
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

Results of Operations
Net Sales

	Three Months Ended
	March 31,			Percentage
(in thousands)	2008	2007	Change	Change
Net sales	$17,869	$17,934	$(65)	0%
     Net sales for the quarter ended March 31, 2008 decreased by $65,000 over the quarter ended March 31, 2007. The decrease consisted of increased sales of $1.2 million or 46% in Europe, offset by decreased sales of $900,000 or 11% in Americas and $300,000 or 4% in Asia over the same period in 2007. The increase in sales for Europe was driven by the introduction of new single gas products and receiving ATEX and Zone 1 certification for other existing RAE products. The decrease in America sales was primarily due to a lower mix of multi-gas radiation product sales. In China, the revenue decrease was primarily due to lower sales in the steel industry and oil and gas industries.
Cost of Sales & Gross Margin

	Three Months Ended
	March 31,			Percentage
(in thousands)	2008	2007	Change	Change
Cost of sales	$9,014	$8,800	$214	2%
Gross profit	$8,855	$9,134	$(279)	-3%
Gross margin	50%	51%
     Cost of sales for the quarter ended March 31, 2008 increased by $214,000 or 2% over the quarter ended March 31, 2007. Gross profit for the quarter ended March 31, 2008 decreased by $279,000, or 3%, over the quarter ended March 31, 2007. The decrease in gross profit in the first quarter of 2008 is due to lower sales in higher margin products, such as multi-gas and radiation products in the Americas and we sold fewer higher margin RAE branded products in China. Gross margin decreased by 1% for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, primarily due to the lower mix of product sales in the Americas and the reduced level of RAE product sales in the China market.
Sales and Marketing Expense

	Three Months Ended
	March 31,			Percentage
(in thousands)	2008	2007	Change	Change
Sales and marketing	$5,380	$5,154	$226	4%
Percentage of net sales	30%	29%
     Sales and marketing expenses increased by $226,000 or 4% for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, primarily due to a $693,000 increase in payroll and benefit related expenses, as a result of headcount increases in the U.S., severance payments related to a ten percent reduction in force in the U.S., which occurred in March 2008, and merit increases for existing personnel. The increase is offset by a $295,000 decrease in various expenses such as recruiting, marketing and consulting. In addition, depreciation and amortization expenses decreased by $177,000 due to the sale of the San Jose headquarters in December 2007 and full amortization of certain patents in China in December 2007.

Research and Development Expense

	Three Months Ended
	March 31,			Percentage
(in thousands)	2008	2007	Change	Change
Research and development	$1,736	$1,684	$52	3%
Percentage of net sales	10%	9%
     Research and development expenses increased by approximately $52,000 or 3% during the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, primarily due to $91,000 increase in payroll and benefit related expenses partially offset by lower project and consulting expenses and lower amortization expenses in the first quarter of 2008 resulting from the write-off of certain patents in China in December 2007.
General and Administrative Expense

	Three Months Ended
	March 31,			Percentage
(in thousands)	2008	2007	Change	Change
General and administrative	$4,296	$5,113	$(817)	-16%
Percentage of net sales	24%	29%
     General and administrative expenses decreased by $817,000 or 16% in the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007. The decrease comprised of a net decrease of $1.2 million in consulting fees mainly attributable to legal fees incurred in first quarter of 2007 related to the Polimaster arbitration. The decrease is offset by $258,000 increase in facility and office expenses related to the new facility in Denmark, rent expenses from the sale and leaseback transaction on the San Jose headquarters building in December 2007 and Fushun facility expenses. In addition, bad debt expenses increased by $138,000 primarily due to an increase in RAE Fushun’s allowance for doubtful accounts in the fourth quarter of 2007.
Adjustment to Lease Abandonment Accrual

	Three Months Ended
	March 31,			Percentage
(in thousands)	2008	2007	Change	Change
Adjustment to lease abandonment accrual	$—	$(611)	$611	-100%
Percentage of net sales	0%	-3%
     Adjustment to lease abandonment accrual for the quarter ended March 31, 2008 was zero compared to $611,000 gain for the quarter ended March 31, 2007. In March 2007, we revised the estimated loss on abandonment of the lease related to our former headquarters in Sunnyvale, California and reduced operating expenses by $611,000. The change in estimate primarily reflected management’s expectation that the premises would be subleased under current market conditions for office rentals. During the second quarter of 2007, a sublease was executed with rents commencing in June.

Other Income/(Expense)

	Three Months Ended
	March 31,			Percentage
(in thousands)	2008	2007	Change	Change
Interest income	$48	$65	$(17)	-26%
Interest expense	(102)	(69)	(33)	48%
Other, net	307	15	292	1947%
Equity in loss of unconsolidated affiliate	(9)	(18)	9	-50%

Total other income (expense)	$244	$(7)	$251	-3586%

     For the quarter ended March 31, 2008, total other income was $244,000 compared to total other expense of $7,000 for the quarter ended March 31, 2007. The increase in total other income was primarily the result of higher other income due to realized and unrealized currency exchange gains in Europe and Asia. The increase was offset by lower interest income as the Company had majority of its cash and cash equivalents in working capital accounts during the first quarter of 2008, compared with investment account in the first quarter of 2007. In addition, interest expenses increased in the first quarter of 2008 due to local bank borrowings in China.
Income Tax Benefit/(Expense)

	Three Months Ended
	March 31,			Percentage
(in thousands)	2008	2007	Change	Change
Income tax benefit (expense)	$(196)	$126	$(322)	-256%
Effective tax rate	-9%	8%
     The tax expense for the three months ended March 31, 2008 was $196,000 or 9% of the income before income taxes, minority interest and discontinued operations, compared to a tax benefit of $126,000 or 8% of the income before income taxes and minority interest in the same period of 2007. At December 31, 2007, we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax assets and continue to maintain the full valuation allowance as of March 31, 2008. We calculated our interim income tax expense based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. The tax rate for the first quarter of fiscal year 2008 differed from the U.S. statutory rate primarily due to foreign earnings taxed at lower rates, nondeductible stock compensation deductions under FAS 123(R) and additional provisions for uncertain tax positions applicable to fiscal year 2007. Excluded in the tax expense for the three months ended March 31, 2008 were discrete items of $27,000 related to the accrual of interest related to various uncertain tax benefits which has a full valuation allowance. The tax rate for the first quarter of fiscal year 2007 differed from the U.S. statutory rate primarily due to foreign earnings taxes at lower rates, foreign losses not benefited, and nondeductible stock compensation deductions under FAS 123(R).
Minority Interest in Loss of Consolidated Subsidiaries

	Three Months Ended
	March 31,			Percentage
(in thousands)	2008	2007	Change	Change
Minority interest in loss of consolidated subsidiaries	$163	$21	$142	676%

     The minority ownership was 4% of RAE Beijing, 30% of RAE Fushun and 51% of RAE France.
Loss From Discontinued Operations
     On August 24, 2007, the Board of Directors approved the discontinuation of the Company’s mobile DVR business in order to reduce expenses and concentrate resources on the Company’s gas and radiation detection business. On August 28, 2007 we notified our DVR customers, terminated all personnel not reassigned to continuing operations and suspended the related production and sales activities. Because the DVR business operates at a substantial loss, management intends to liquidate the tangible assets, mainly inventories of component parts. Accordingly, the value of theses assets has been adjusted to reflect the anticipated disposals.
     As a result of discontinuing the DVR business, management impaired the remaining value of the intangible assets and goodwill acquired in the purchases of Aegison in July 2006 and Securary in January 2007. Impairment expense recognized in the quarter ended March 31, 2007 totaled $253,000 and we recognized a gain of $10,000 in the quarter ended March 31, 2008 due to sale of inventory previously reserved.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of the DVR business are reported as discontinued operations for all periods presented. The financial results included in discontinued operations were as follows:

	Three Months Ended
	March 31,			Percentage
(in thousands)	2008	2007	Change	Change
Gain (loss) from discontinued operations before income taxes	$10	$(334)	$344	-103%
Income tax benefit	—	81	(81)	-100%

Gain (loss) from discontinued operations, net of tax	$10	$(253)	$263	-104%

Liquidity and Capital Resources
     To date, we have financed our operations primarily through cash flow from operations and proceeds from the issuance of equity securities. As of March 31, 2008, we had $14.2 million in cash and cash equivalents compared with $15.9 million of cash, cash equivalents and investments at December 31 2007. At March 31, 2008, we had $40.2 million of working capital and had a current ratio of 2.9 to 1.0 compared to $40.9 million of working capital and a current ratio of 2.76 to 1.0 at December 31, 2007.
     The Company maintains lines of credit to support its operations in the United States and China. In the United States, the Company had two lines of credit totaling $10 million as of December 31, 2006. In March 2007, these agreements were replaced with a single $15.0 million revolving credit agreement, which expires in June 2008.
     The revolving credit agreement provides for borrowings of up to $5.0 million based on a blanket security interest in the Company’s U.S. assets. An additional $10.0 million of borrowings is available based on a percentage of specific qualifying assets. The Company is required to comply with certain reporting requirements whenever the outstanding loan balance exceeds $3.0 million, in addition to the ongoing requirement to submit quarterly financial statements. As of March 31, 2008, the Company was in full compliance with all of the borrowing requirements, including certain financial covenants. As of March 31, 2008 and December 31, 2007, no amounts were outstanding against loan agreements in the United States. Interest accrues at the floating prime bank lending rate minus 50 basis points. In addition, the Company pays 0.25% annually of the average unused portion of the facility.
     In May 2007, the Company obtained an unsecured line of credit for Renminbi 20 million or approximately $2.8 million to provide working capital in China. As of March 31, 2008, Renminbi 4 million or approximately $570,000 was outstanding under the line of credit. Interest accrues on this balance at a fixed rate of 6.84%. The outstanding balance is due on July 24, 2008.

     In October 2007, the Company obtained a second unsecured line of credit for Renminbi 10 million or approximately $1.4 million to provide working capital in China. As of March 31, 2008, Renminbi 10 million or approximately $1.4 million was outstanding under the line of credit. Interest accrues on this balance at a fixed rate of 8.019%. The outstanding balance is due on August 31, 2008.
     As of March 31, 2008, we had $1.2 million of long term tax liabilities. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next twelve months. We will continue to accrue for uncertain tax positions during 2008 using the effective tax rate.
     A summary of our Condensed Consolidated Statement of Cash Flows follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net cash provided by (used in):
Operating activities	$(780)	$(4,852)
Investing activities	(325)	1,075
Financing activities	(779)	(1,452)
Effect of exchange rate changes on cash and cash equivalents	222	79

Net decrease in cash and cash equivalents	$(1,662)	$(5,150)

Operating Activities
     Net cash used by operating activities for the quarter ended March 31, 2008, was $0.8 million compared with $4.8 million for the quarter ended March 31, 2007. The $4.0 million improvement in operating cash flows for the quarter ended March 31, 2008, was primarily due to decreased profitability after adjusting for non-cash items of $0.3 million offset by a positive change in working capital of $4.1 million due to a reduction in accounts receivables of $3.6 million, decrease in trade notes receivable of $0.7 million, decrease in miscellaneous assets of $0.6 million offset by an increase in inventories of $1.1 million.
     The current liabilities improvement was due to an increase in accounts payable of $0.4 million, an increase in income taxes of $0.2 million and a decrease in other liabilities of $0.3 million.
Investing Activities
     Net cash utilized by investing activities for the quarter-ended March 31, 2008, was $0.3 million compared with net cash provided by investing activities of $1.1 million for the quarter-ended March 31, 2007. The change for the first quarter of 2008 compared with the first quarter of 2007 was due to the sale of investments of $3.2 million and acquisitions of assets of $1.7 million in the first quarter of 2007.
Financing activities
          Net cash used in financing activities was $0.8 million for the first quarter of 2008 as compared to $1.5 million for the first quarter of 2007. In 2008, it was primarily for repayment of bank loans of $0.7 million compared with payments on notes to related parties of $1.5 million in 2007.
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
Interest Rate Risk
     As of March 31, 2008, we had cash and cash equivalents of $14.2 million. Changes to interest rates over time may reduce or increase our interest income from our short-term investments but the impact on our cash and cash equivalents is expected to be insignificant.
Foreign Currency Exchange Rate Risk
     For the first quarter of 2008, a substantial portion of our recognized revenue was generated by our Asia operations (37%) and was primarily denominated in Renminbi (“RMB”). Revenue denominated in U.S. dollars is generated primarily from operations in the Americas (42%), and revenue from our European operations (21%) is primarily denominated in Euros. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Since January 2007, our operations in China have been affected by currency fluctuations due to an approximate 11.2% appreciation of the RMB relative to the U.S. dollar.
     Our strategy has been to increase overseas manufacturing and research and development activities to capitalize on lower cost capacity and efficiencies in supply-chain management. In 2004 and 2006, we made strategic investments in China with the acquisition of a 96% interest in RAE Beijing, a Beijing-based manufacturer and distributor of environmental safety and security equipment and the formation of RAE Fushun in late 2006 to capitalize on increases in demand for safety equipment in the mining and energy market sectors in China. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the U.S. dollar and other currencies. If, for example, there was a hypothetical 10% change in the RMB relative to the U.S. dollar, the effect on our profits would have been approximately $0.3 million for the three months ended March 31, 2008. If the currencies in all other countries in Europe and Asia where we have operations were to change in unison with the RMB by a hypothetical 10% against the U.S. dollar, the approximate effect on our profits would be $0.2 million for the three months ended March 31, 2008. The reduction in the impact of the RMB is due to the offset of changes in reported net sales in our other units resulting from changes in those countries local currencies.
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
Item 4. Controls and Procedures
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
Polimaster Ltd., et al. v. RAE Systems Inc., United States District Court for the Northern District of California, Case No. 05-CV-01887-JF, United States Court of Appeals for the Ninth Circuit, No. 08-15708.
     Polimaster Ltd. and Na&Se Trading Company, Ltd. (“Polimaster”) filed a complaint against the Company on May 9, 2005, in the United States District Court for the Northern District of California in a case titled Polimaster Ltd., et al. v. RAE Systems Inc. (Case No. 05-CV-01887-JF). The complaint alleges, among other things, that the Company breached its contract with Polimaster and infringed upon Polimaster’s intellectual property rights. The dispute is subject to a contractual arbitration agreement, although the federal court has retained jurisdiction over the matter pending completion of the arbitration.
     In September 2007, a Final Award was issued in the arbitration. The arbitrator ruled that Polimaster failed to prove its claims and was not entitled to any relief; that the Company had proven its counterclaims and was awarded damages of approximately $2.4 million; and that as the prevailing party, the Company was entitled to recover costs in the amount of $46,000. On October 5, 2007, RAE Systems filed a motion to confirm the Final Award. On October 17, 2007, Polimaster filed an opposition to RAE’s motion to confirm the Final Award and filed its own motion to vacate the Final Award. Both motions were heard on December 7, 2007, and the district court confirmed the Final Award by an order dated February 25, 2008.
     Although the Company has been awarded damages, attorney’s fees and costs, at this time, the Company is unable to determine whether it will be able to collect these amounts due to uncertainty regarding Polimaster’s financial condition and other factors.
     On March 26, 2008, Polimaster filed a Notice of Appeal in the district court. The Ninth Circuit has set a Time Schedule Order for this appeal, in a case entitled Polimaster Ltd., et al. v. RAE Systems Inc., No. 08-15708. Polimaster’s opening brief is due on July 11, 2008, and RAE Systems’ brief is due on August 11, 2008. Oral argument has not been scheduled at this time.
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
     In our 2006 annual report on Form 10-K, management identified one material weakness relating to assurance that information from our Chinese subsidiaries has been properly adjusted to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for inclusion in our annual or interim financial statements. As a consequence, beginning with the first quarter of 2007, management of the Company initiated steps to implement a number of compensating controls and remediation measures to improve the level of assurance to ensure that the information from our Chinese subsidiaries had properly adjusted to U.S. GAAP. As of December 31, 2007, our management concluded that the previously identified material weakness in our internal control over financial reporting had been remediated. Our internal control over financial reporting and management’s remediation efforts is available under the subheading “Management’s Report on Internal Control over Financial Reporting”, in our annual report of Form 10-K and under the subheading “Controls and Procedures” therein.
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
     Our executive officers and directors, in the aggregate, beneficially own approximately 33% of our common stock as of March 31, 2008. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.

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
May 7, 2008

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