Form 10-Q
period 2008-06-30
RAE SYSTEMS INC
filed 2008-08-29
CIK 1084876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common stock, $0.001 par value per share	59,423,627 shares

RAE Systems Inc.

PART I. Financial Information
Item 1. Financial Statements
RAE Systems Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$13,783	$15,906
Trade notes receivable	3,236	2,793
Accounts receivable, net of allowances of $2,523 and $2,060, respectively	22,247	22,749
Accounts receivable from affiliate	97	21
Inventories	20,240	17,542
Prepaid expenses and other current assets	4,268	2,930
Income taxes receivable	1,929	2,069

Total current assets	65,800	64,010

Property and equipment, net	12,499	12,258
Intangible assets, net	3,564	3,827
Goodwill	3,346	3,143
Investments in unconsolidated affiliates	391	425
Other assets	2,117	1,680

Total assets	$87,717	$85,343

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED ENTITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,210	$6,071
Accounts payable to affiliate	435	411
Payable to Fushun shareholder	504	609
Bank lines of credit	2,489	2,618
Accrued liabilities	12,792	12,098
Notes payable to related parties, current	392	191
Income taxes payable	875	674
Deferred revenue, current	532	488

Total current liabilities	25,229	23,160

Deferred revenue, non-current	480	514
Deferred tax liabilities, non-current	287	277
Deferred gain on sale of real estate, non-current	5,396	5,794
Other long-term liabilities	1,413	1,487
Notes payable to related parties, non-current	1,989	2,370

Total liabilities	34,794	33,602

COMMITMENTS AND CONTINGENCIES (NOTE 5)

MINORITY INTEREST IN CONSOLIDATED ENTITIES	5,714	5,385

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized; 59,429,213 and 59,171,980 shares issued and outstanding, respectively	59	59
Additional paid-in capital	61,795	60,957
Accumulated other comprehensive income	6,953	4,135
Accumulated deficit	(21,598)	(18,795)

Total shareholders’ equity	47,209	46,356

Total liabilities, minority interest in consolidated entities and shareholders’ equity	$87,717	$85,343

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$24,647	$20,056	$42,516	$37,990
Cost of sales	11,556	10,069	20,570	18,869

Gross profit	13,091	9,987	21,946	19,121

Operating expenses:
Sales and marketing	5,421	6,148	10,801	11,302
Research and development	1,545	1,811	3,281	3,496
General and administrative	5,627	3,978	9,923	9,091
Adjustment to lease abandonment accrual	—	16	—	(596)

Total operating expenses	12,593	11,953	24,005	23,293

Operating income (loss) from continuing operations	498	(1,966)	(2,059)	(4,172)
Other income (expense):
Interest income	38	55	86	119
Interest expense	(99)	(84)	(201)	(153)
Other, net	(225)	70	82	85
Equity in gain (loss) of unconsolidated affiliate	(27)	(57)	(36)	(75)

Income (loss) from continuing operations before income taxes and minority interest	185	(1,982)	(2,128)	(4,196)
Income tax expense	(469)	(259)	(665)	(132)

Loss before minority interest	(284)	(2,241)	(2,793)	(4,328)
Minority interest in (income) loss of consolidated subsidiaries	(188)	18	(25)	39

Loss from continuing operations	(472)	(2,223)	(2,818)	(4,289)
Gain (loss) from discontinued operations, net of tax	5	(232)	15	(485)

Net loss	$(467)	$(2,455)	$(2,803)	$(4,774)

Basic net loss per share
Continuing operations	$(0.01)	$(0.04)	$(0.05)	$(0.07)
Discontinued operations	—	(0.01)	—	(0.01)

Basic net loss per share	$(0.01)	$(0.05)	$(0.05)	$(0.08)

Diluted net loss per share
Continuing operations	$(0.01)	$(0.04)	$(0.05)	$(0.07)
Discontinued operations	—	(0.01)	—	(0.01)

Diluted net loss per share	$(0.01)	$(0.05)	$(0.05)	$(0.08)

Weighted-average common shares outstanding-basic and diluted	59,178	58,769	59,089	58,764

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,803)	$(4,774)
Gain (loss) from discontinued operations	15	(485)

Loss from continuing operations	(2,818)	(4,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,600	1,779
Gain on disposal of property and equipment	(338)	—
Stock based compensation expense	864	940
Equity in loss of unconsolidated affiliate	36	75
Minority interest in (income) loss of consolidated subsidiary	25	(39)
Deferred income taxes	—	(51)
Adjustment to lease abandonment accrual	—	(596)
Amortization of discount on notes payable to related parties	26	114
Changes in operating assets and liabilities:
Accounts receivable	1,417	(310)
Accounts receivable from affiliate	(75)	(51)
Trade notes receivable	(271)	371
Inventories	(1,691)	(1,270)
Prepaid expenses and other current assets	(1,199)	(1,108)
Income taxes receivable	150	(245)
Other assets	(405)	(1,038)
Accounts payable	881	(784)
Accounts payable to affiliate	4	(148)
Accrued liabilities	582	(360)
Income taxes payable	166	—
Deferred revenue	11	(215)
Deferred gain on sale of real estate, non-current	(318)	—
Other liabilities	(98)	(56)

Net cash used in operating activities of continuing operations	(1,451)	(7,281)
Net cash provided by (used in) operating activities of discontinued operations	7	(382)

Net cash used in operating activities	(1,444)	(7,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments	—	3,247
Business acquisitions, net of cash acquired	—	(1,715)
Acquisition of property and equipment	(679)	(1,135)
Proceeds from sale of net assets	116	—

Net cash (used in) provided by investing activities	(563)	397

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	10	73
Proceeds from bank loans	431	2,024
Repayments of bank loans	(712)	—
Repurchases of common stock	(35)	—
Payments on notes payable to related parties	(430)	(2,605)

Net cash used in financing activities	(736)	(508)

Effect of exchange rate changes on cash and cash equivalents	620	89
Decrease in cash and cash equivalents	(2,123)	(7,685)
Cash and cash equivalents at beginning of period	15,906	18,119

Cash and cash equivalents at end of period	$13,783	$10,434

Non-cash investing activities:
Unpaid property and equipment	$23	$—
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

Stock-Based Compensation Expense
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS 123(R)”). The fair value of each option award is estimated on the date of grant using the Black- Scholes-Merton valuation method. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award and recognized in expense over the requisite service period, which is generally the vesting period.
     The impact on the Company’s results from continuing operations of recording stock-based compensation by function for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Cost of sales	$1	$25	$9	$45
Sales and marketing	11	49	20	101
Research and development	70	91	171	164
General and administrative	385	335	664	630

Total	$467	$500	$864	$940

     In addition, the Company recorded stock-based compensation expense from discontinued operations of zero for the three and six months ended June 30, 2008. During the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense from discontinued operations of $48,000 and $95,000 for sales and marketing and $4,000 and $8,000 for research and development, respectively. These costs are included in the loss from discontinued operations, net of tax, on the Company’s Condensed Consolidated Statement of Operations.
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
     As of June 30, 2008, the Company has reserved 124,750 shares of common stock for issuance under its 1993 Stock Option Plan, 2,543,126 shares under the 2002 Plan and 1,454,167 shares under the 2007 Plan. As of June 30, 2008, 371,256 shares have been added to the balance available for grant under the 2007 Plan as a result of grants cancelled under the 2002 Plan and 2,767,089 shares of common stock remain available for future grants under the 2007 Plan.

     The following is a summary of options (in thousands, except weighted-average exercise price):

	Options Outstanding
	Number	Weighted-Average
	of Shares	Exercise Price
Balance as of January 1, 2008	3,723	$3.05
Granted	59	2.22
Exercised	—	—
Canceled	(225)	3.04

Balance as of March 31, 2008	3,557	3.04
Granted	1,140	1.48
Exercised	(124)	1.45
Canceled	(451)	4.24

Balance as of June 30, 2008	4,122	2.57

     The fair value of the Company’s stock options granted to employees for the three and six months ended June 30, 2008 and 2007 were estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected volatility	60%	65%	60-65%	65%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.2-3.6%	4.6-5.0%	2.7-3.6%	4.6-5.0%
Expected term in years	6.0	5.5	5.5-6.0	5.5
Weighted-average grant date fair value	$0.84	$1.71	$0.89	$1.71
     In May 2008, the Company granted an aggregate of 150,000 shares of common stock to non-employee directors under the 2007 Plan. The weighted-average grant date fair value of these awards is $1.40. The shares were not subject to vesting. As of June 30, 2008 no unvested grants of restricted stock were outstanding under the 2007 Plan.
     Non-Plan Stock Options
     In 2002, the Company granted certain of its directors options to purchase an aggregate of 400,000 shares of non-plan restricted common stock at a weighted-average exercise price of $0.99. Twenty five percent of these options vested after one year with the remainder vesting monthly over the following three years. The options were exercisable over ten years with respect to vested shares. As of June 30, 2008, options to purchase 100,000 shares of restricted common stock remained unexercised at a weighted-average exercise price of $1.06.
     Non-Plan Restricted Stock
     In August 2006, the Company granted an aggregate of 536,000 shares of restricted stock to four individuals as an inducement to enter the Company’s employ. Twenty five percent of the restricted stock, or 134,000 shares, vested in July 2007 with the remainder vesting quarterly over the following three years. The weighted-average fair value of these awards is $2.81. In August 2007, concurrent with discontinuing the Company’s mobile digital video recording (“DVR”) business, the Company terminated two of these individuals. As a result, the remainder of their restricted stock awards of 203,571 shares vested immediately.

     The following is a summary of activity for the non-plan stock awards (in thousands, except weighted-average amounts):

	Restricted Stock Awards
		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of January 1, 2008	182	$2.81
Granted	—	—
Vested	(26)	2.81
Forfeited	—	—

Unvested as of March 31, 2008	156	2.81
Granted	—	—
Vested	(15)	2.81
Forfeited	—	—

Unvested as of June 30, 2008	141	2.81

Earnings Per Common Share
     Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Anti-dilutive shares excluded from diluted earnings per common share calculated for the three and six months ended June 30, 2008 were 3,865,676 and 3,740,742, respectively. Anti-dilutive shares excluded from diluted earnings per common share calculated for the three and six months ended June 30, 2007 were 3,860,162 and 3,676,713, respectively.
Segment Reporting
     Statement of Financial Accounting Standard (“SFAS”) No. 131, Segment Reporting, establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-makers are the Chief Executive Officer and the Chief Financial Officer. Although the Company’s operating segments consist of entities geographically based in the Americas, Asia and Europe, the Company is in a single reporting segment worldwide in sale of portable and wireless gas and radiation detection products and related services. Accordingly, the Company operated as one reportable segment during the six months ended June 30, 2008 and 2007.
Variable Interest Entities
     S.A.R.L RAE France (“RAE France”) was identified by management as a variable interest entity. The Company is the primary beneficiary through its ownership of RAE Europe ApS. RAE France distributes and sells RAE products exclusively in France. RAE France had total sales of $781,000 and $375,000 in the three months ended June 30, 2008 and 2007, respectively, and total sales of $1,346,000 and $801,000 in the six months ended June 30, 2008 and 2007, respectively. The Company has consolidated RAE France since December 2004.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-1, Application of FASB Statement No. 157 to FAS Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP SFAS 157-2, Effective Date of FASB Statement No. 157.

FSP SFAS 157-1 removes leasing from the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities , except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at lease annually). The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 had no impact on the Company’s consolidated financial statements due to the deferral of the effective date to January 1, 2009 for the Company’s assets and liabilities. The Company is currently evaluating the impact of adoption of SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The Company adopted SFAS 159 on January 1, 2008 for its financial assets and liabilities.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. While the Company is currently evaluation the impact of adopting SFAS 141(R), management does not expect that it will have a material impact on our financial condition and results of operations.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. While the Company is currently evaluating the impact of adopting SFAS 160, management does not expect that it will have a material effect on our financial condition and results of operations.
Note 2. Composition of Certain Financial Statement Items
Inventories
     Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead costs. The components of inventories were as follows:

	June 30,	December 31,
(in thousands)	2008	2007
Raw materials	$5,882	$5,278
Work-in-progress	3,807	2,759
Finished goods	10,551	9,505

	$20,240	$17,542

Prepaid expenses and other current assets

	June 30,	December 31,
(in thousands)	2008	2007
Supplier advances and deposits	$2,365	$1,162
Prepaid insurance	425	428
Other current assets	1,478	1,340

	$4,268	$2,930

Property and equipment, net

	June 30,	December 31,
(in thousands)	2008	2007
Buildings and improvements	$6,176	$5,905
Equipment	5,045	4,646
Computer equipment	4,706	4,346
Automobiles	1,345	1,180
Furniture and fixtures	332	325
Construction in progress	3,759	3,428

	21,363	19,830
Less: Accumulated depreciation	(8,864)	(7,572)

	$12,499	$12,258

Intangible assets, net

	June 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
(in thousands)
Customer list	$5,012	$(2,083)	$2,929	$4,714	$(1,574)	$3,140
Trade name	1,349	(714)	635	1,267	(580)	687

	$6,361	$(2,797)	$3,564	$5,981	$(2,154)	$3,827

     Amortization expense associated with intangible assets was $250,000 and $355,000 for the three months ended June 30, 2008 and 2007, respectively and $493,000 and $703,000 for the six months ended June 30, 2008 and 2007, respectively. Based on the carrying amount of intangible assets as of June 30, 2008, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in thousands):

Years Ended December 31,
Remainder of 2008	$508
2009	857
2010	836
2011	577
2012	332
Thereafter	454

Total amortization	$3,564

Accrued liabilities

	June 30,	December 31,
(in thousands)	2008	2007
Compensation and related benefits	$3,889	$4,377
Accrued commission	2,090	2,091
Accrued professional fees	1,476	924
Customer deposits	1,577	445
Other	3,760	4,261

	$12,792	$12,098

Note 3. Income Tax
     The Company estimates its annual effective tax rate for the year and applies that rate to the year to date profit before tax to determine the quarterly and year to date tax expense. Certain loss subsidiaries are excluded from the calculation of annual estimated effective tax rate if the Company anticipates that it will not be able to recognize a benefit from those loss subsidiaries at year end. Certain expenses are accounted for as discrete to the quarter and excluded from the estimated annual effective tax rate. The Company has a full valuation allowance on its deferred tax assets.
     The effective tax rate for the six months ended June 30, 2008 was 31.0% of pretax loss, compared to 3.0% of pretax loss for the same period in 2007.
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
     The Company’s valuation allowance was determined in accordance with the provisions of SFAS 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis. Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the current belief of continued weakness in the overall market thereby potentially impacting the Company’s ability to sustain or grow revenues and earnings, and the length of carryback and carryforward periods.
     Based on the absence of sufficient positive objective verifiable evidence at December 31, 2007, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets and continues to maintain the full valuation allowance at June 30, 2008. The Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize these assets. The amount of the deferred tax asset valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized.

Note 4. Comprehensive Income (Loss)
     The components of comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Net loss	$(467)	$(2,455)	$(2,803)	$(4,774)
Other comprehensive income:
Change in foreign currency translation	813	455	2,818	759
Change in unrealized loss on investments, net of tax	—	—	—	1

Comprehensive income (loss)	$346	$(2,000)	$15	$(4,014)

     The Company’s accumulated other comprehensive income consists if the following:

	June 30,	December 31,
(in thousands)	2008	2007
Foreign currency translation adjustments	$6,953	$4,135
Unrealized loss on investments, net of tax	—	—

Accumulated other comprehensive income	$6,953	$4,135

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
     On March 26, 2008, Polimaster filed a Notice of Appeal in the district court. The Ninth Circuit has set a Time Schedule Order for this appeal, in a case entitled Polimaster Ltd., et al. v. RAE Systems Inc., No. 08-15708. Polimaster submitted its opening brief on August 22, 2008, and RAE Systems’ brief is due on September 22, 2008. Polimaster’s reply is tentatively due on October 6, 2008. Oral argument has not been scheduled at this time.
     On June 5, 2008, RAE Systems filed a procedural motion in the Ninth Circuit to request its leave to permit the Northern District of California to make corrections. Polimaster filed its response on June 19, 2008, and RAE Systems replied on June 30, 2008. The Ninth Circuit has not yet issued its decision. RAE Systems filed a motion for corrections in the Northern District of California on July 25, 2008. Polimaster opposed this motion on August 8, 2008, and RAE Systems submitted its Reply on August 15, 2008. The requested corrections relate to the enforcement of the Arbitration Award, and a hearing on this motion is set for August 29, 2008 in the Northern District of California..

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
Leases
     As of June 30, 2008, the Company had an equipment lease in San Jose, California that was classified as a capital lease in accordance with SFAS No. 13, Accounting for Leases (“SFAS 13”). As of June 30, 2008, the current portion of the lease was $72,000 and was included in accrued liabilities and the long term portion of the lease was $19,000 and was included in other long-term liabilities in the Condensed Consolidated Balance Sheets. The equipment lease bears an interest rate of 9.7%.
     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the three months ended June 30, 2008 and 2007 was $455,000 and $292,000, respectively. Total rent expense for the six months ended June 30, 2008 and 2007 was $934,000 and $511,000, respectively. Excluding the Sunnyvale, California abandoned building lease as described below, future minimum annual payments under non-cancellable leases were as follows as of June 30, 2008 (in thousands):

Years Ended December 31,	Capital	Operating
Remainder of 2008	$39	$1,173
2009	58	1,917
2010		1,498
2011		1,385
2012		1,301
Thereafter		6,104

Total minimum payments	97	$13,378

Less: Amount representing interest	(6)

Present value of minimum lease payments	$91

     In December 2004, the Company moved into its current corporate headquarters in San Jose, California and abandoned a leased facility in Sunnyvale, California. During the second quarter of 2005, the Company accrued a restructuring reserve of approximately $2.0 million for the remaining lease term of the former headquarters in Sunnyvale. The discount rate used was 4.85% and the liability was not reduced for any anticipated future sublease income. In March 2007, due to improved conditions for office rentals, the Company revised the estimated loss on abandonment of the lease and reduced operating expense by $595,000. During the second quarter of 2007, a sublease was executed with rents commencing in June 2007. As of June 30, 2008, future discounted lease payments related to the Sunnyvale building are included in accrued liabilities totaling $288,000 and other long-term liabilities totaling $106,000. Rent payments for three months ended June 30, 2008 and 2007 were $128,000 and $98,000, respectively, for the Sunnyvale building with sublease income of $44,000 and $14,000 for the three months ended June 30, 2008 and 2007, respectively. Rent payments for six months ended June 30, 2008 and 2007 were $233,000 and $196,000, respectively, for the Sunnyvale building with sublease income of $87,000 and $14,000 for the six months ended June 30, 2008 and 2007, respectively. Future minimum lease payments through expiration of the lease are $257,000 and $439,000 in 2008 and 2009, respectively. Estimated income to be generated from the sublease is $224,000.
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

     The Company occasionally agrees to indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date, the Company has not paid any amounts to settle claims or defend lawsuits.
Note 6. Warranty Reserves
     The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The following is a summary of the changes in these liabilities during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Warranty reserve at beginning of period	$709	$587	$884	$553
Provision for warranty	4	16	31	97
Utilization of reserve	(282)	(89)	(507)	(138)
Foreign currency translation effects	7	2	30	4

Warranty reserve at end of period	$438	$516	$438	$516

     Warranty reserves are included in “Accrued liabilities” on the Condensed Consolidated Balance Sheets.
Note 7. Revolving Credit Agreement
     The Company maintains several credit facilities to support its operations in the United States and China.
     In the United States, the Company had a $15 million revolving credit agreement as of December 31, 2007, which expires in March 2009. The revolving credit agreement provides for borrowings up to $3.5 million based on a blanket security interest in the Company’s assets in the United States. An additional $11.5 million borrowing capacity is available based on a percentage of specific qualifying assets. The Company is required to comply with certain reporting requirements whenever the outstanding loan balance exceeds $3.0 million, in addition to the ongoing requirement to submit quarterly financial statements. As of June 30, 2008 and December 31, 2007 no amounts were outstanding against loan agreements in the United States. Interest accrues at the floating prime bank lending rate minus 50 basis points. In addition, the Company pays 0.25% annually of the average unused portion of the facility.
     In May 2007, the Company obtained an unsecured line of credit for Renminbi 20 million or approximately $2.9 million to provide working capital in China. As of June 30, 2008, Renminbi 4 million or approximately $582,000 was outstanding under the line of credit. Interest accrues on this balance at a fixed rate of 6.84%. The outstanding balance was repaid on July 24, 2008. In May 2008, the Company obtained a new unsecured loan for Renminbi 3 million or approximately $437,000 to replace the May 2007 facility when it expired in July 2008. Interest accrues on this balance at a fixed rate of 7.47%. The outstanding balance is due on May 29, 2009.
     In October 2007, the Company obtained a second unsecured line of credit for Renminbi 10 million or approximately $1.5 million to provide working capital in China. As of June 30, 2008 Renminbi 10 million or approximately $1.5 million was outstanding under the line of credit. Interest accrues on this balance at a fixed rate of 8.019%. The outstanding balance is due on August 31, 2008.
Note 8. Related Party Transactions
     The Company accounts for its 40% ownership in Renex Technologies Ltd.(“Renex”), a Hong Kong company, using the equity method starting January 1, 2002. The Company’s total investment in Renex at June 30, 2008 and December 31, 2007 was $369,000 and $405,000, respectively. The Company recorded losses of $27,000 and $57,000 in Renex for the three months ended June 30, 2008 and 2007, respectively, and losses of $36,000 and $75,000 in Renex for the six months ended June 30, 2008 and 2007, respectively.

     The Company pays a 7.5% royalty to Renex for using certain modems developed by Renex. The Company made royalty payments amounting to zero and $17,000 for the three months ended June 30, 2008 and 2007, respectively and zero and $35,000 for the six months ended June 30, 2008 and 2007, respectively. The Company also paid $92,000 and $37,000 to Renex for a research project for the three months ended June 30, 2008 and 2007, respectively and $92,000 and $50,000 for the six months ended June 30, 2008 and 2007, respectively.
     In conjunction with the original and subsequent additional investment in RAE Beijing, unsecured notes payable were established for the previous RAE Beijing shareholders as part of the purchase price agreement in May 2004 and July 2006. As of June 30, 2008 and December 31, 2007, $392,000 and $191,000, respectively, were included in notes payable — related parties and $1,989,000 and $2,370,000, respectively, were included in long term notes payable — related parties.
     The notes issued in conjunction with the original RAE Beijing purchase in May 2004 were non-interest bearing and were recorded at net present value using a discount rate of 5.5%. In conjunction with the additional investment in RAE Beijing in July 2006, 11.0 million shares of preferred stock were issued to four shareholders of RAE Beijing. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, these preferred shares were classified as liabilities and were recorded as long-term notes payable — related parties. Although, these preferred shares bear a dividend yield rate of 3% per annum, the notes payable were discounted using a market interest rate of 6.48%.
     Scheduled payments of principal under the notes from 2008 through maturity in 2011 are $201,000, $1,059,000, $550,000 and $571,000, respectively.
     In addition to its 40% ownership in Renex, the Company has investments in two distributors of RAE Systems products, RAE Benelux and RAE Spain. The Company owns 10% and 19% of RAE Benelux and RAE Spain, respectively. These investments are accounted for under the cost method.
     The Liaoning Coal Industry Group, Ltd. (“Liaoning Group”) owns a 30% interest in RAE Fushun and is also a supplier to RAE Fushun.
     Transactions and balances with the Company’s related parties were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,			June 30,	December 31,
(in thousands)	2008	2007	2008	2007		2008	2007
Sales:					Accounts receivable:
Renex	$7l	$98	$119	$155	Renex	$97	$21
RAE Benelux	852	268	1,453	587	RAE Benelux	314	287
RAE Spain	131	69	351	145	RAE Spain	206	202

	$1,054	$435	$1,923	$887		$617	$510

Purchases:					Accounts payable:
Liaoning Group	$12	$—	$13	$—	Liaoning Group	$338	$566
Renex	202	315	302	497	Renex	435	411

	$214	$315	$315	$497		$773	$977

     The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary and bonus of $30,000 and $26,000 for the three months ended June 30, 2008 and 2007, respectively, and $54,000 and $52,000 for the six months ended June 30, 2008 and 2007, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions regarding Ms. Chen are performed in the same manner as other U.S. employees, with Robert Chen having the final approval signatory on compensation recommendations.

Note 9. Discontinued Operations
     On August 24, 2007, the Board of Directors approved the discontinuation of the Company’s DVR business in order to reduce expenses and concentrate its resources on the gas and radiation detection business. The Company’s mobile DVR business was acquired in the purchases of Aegison and Securay.
     On August 28, 2007, the Company notified its DVR customers, terminated all personnel not reassigned to continuing operations and suspended the related production and sales activities. The Company retained the acquired intellectual property; however, because the DVR business operated at a substantial loss, during 2007 management liquidated the tangible assets, mainly inventories of component parts, and impaired the remaining value of the intangible assets and goodwill.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the DVR business are reported as discontinued operations for all periods presented. The financial results included in discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Net sales	$—	$36	$3	$90
Gain (loss) from discontinued operations before income taxes	5	(306)	15	(640)
Income tax benefit	—	74	—	155

Gain (loss) from discontinued operations	$5	$(232)	$15	$(485)

     The carrying amounts of the major classes of assets and liabilities included as part of the disposal group were as follows:

	June 30,	December 31,
(in thousands)	2008	2007
Total current assets	$9	$59

Total current liabilities	$5	$63

     The Company anticipates collecting the remaining assets and settling the remaining liabilities during the third quarter of 2008.
Note 10. Fair Value Measurements
     The Company uses the following methods and assumptions in estimating the fair value of financial assets and liabilities:
     Cash and cash equivalents and bank line of credit: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.
     Notes payable to related parties: The fair value was determined by discounting these non-interest bearing notes payables at an interest rate commensurate with commercial borrowing rates available to the Company in China.
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

     The following table reflects the carrying amounts and fair values of the Company’s financial assets and liabilities as of June 30, 2008 and December 31, 2007:

		June 30, 2008		December 31, 2007
		Carrying		Carrying
(in thousands)	Catergory	Amounts	Fair Value	Amounts	Fair Value
Bank line of credit	Level 1	2,489	2,489	2,618	2,618
Notes payable to related parties	Level 2	2,381	2,381	2,561	2,561
Note 11. Subsequent Event
     In July 2008, the Company repaid the outstanding balance of Renminbi 4 million or approximately $582,000 due under an expiring line of credit in China.

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
Overview
     We are a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical and radiation detection monitors and networks. Founded in 1991 to develop technologies for the detection and early warning of hazardous materials, today we offer a full line of portable chemical and radiation detection solutions. These solutions have been deployed in over 85 countries on 6 continents and range from small personal protection devices to handheld monitors to rapidly deployable wireless systems to fixed, wall mounted facility and fence-line safety solutions.
     We are currently focused on delivering world wide solutions in four strategic markets:
•	The Energy Market; which includes oil, natural gas, coal, and nuclear power.

•	The Industrial Safety Market; which includes metals production, chemical, plastics and industrial processes.

•	The Environmental Market; which includes both regulatory compliance and environmental clean-up or remediation.

•	And the Government Market; which includes solutions for emergency response, public safety, homeland security and military applications.
Recent Developments
     In China, we continue to focus on increased industrial worker safety, mine safety and environmental remediation, which we believe will have a positive impact on our future opportunities in China. We sell fixed and wireless combustible and toxic gas monitors for both new installations and facility upgrades. The demand for our high-end products such as wireless equipped combustible and toxic gas monitors, including our AreaRAE Rapid Deployment Kits, continues to grow. In China, we have contracts with long-term and new customers to provide gas monitors for production expansion and new facilities. Our largest industrial customers in China are steel and chemical plants.
     During 2007, our coal mine safety unit, RAE Fushun, began operations and is contributing to the 2008 growth of our China operations. In 2007, the Chinese Government began closing smaller unsafe coal mining operations and is expected to close up to 10,000 smaller and unsafe mines by the end of 2008. During the next 12 to 18 months, we expect to see an increase in the purchase of safety equipment as part of the government’s plan to improve coal mine safety. As a response to this market, RAE Systems has developed a digital mine safety monitoring, communication and control system. The first complete system is expected to be deployed late in the third quarter of 2008.
     In Europe and the Middle East, we continue to penetrate the industrial market with single gas, ToxiRAE 3 detectors, four gas QRAE II monitors and our wireless AreaRAE Steel Rapid Deployment Kits. The Zone 1 certification, for hazardous working environments, of our AreaRAE Steel monitors, has opened additional sales opportunities for off-shore oil platforms in this region. Key to our success in Europe has been the ATEX, or hazardous environment intrinsic safety certification, for our MiniRAE 3000 and ppbRAE 3000 next generation photoionization detectors for volatile organic compounds.

     In the Americas, we are focused on growth in the energy sector. With the introduction of eight new products in the last year, we now offer a full suite of gas detection solutions for the oil production market. In addition, the MultiRAE Plus continues to be purchased by the U.S. military for aviation safety in the handling and detection of highly toxic and flammable jet fuel. We continue to benefit from deployment of AreaRAE and PlumeRAE monitoring systems for public venue protection and hazardous material emergency response.
Critical Accounting Policies and Significant Management Judgments
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate these estimates, including, but not limited to, those related to our revenue recognition, allowance for doubtful accounts, valuation of goodwill and other intangible assets, inventory valuation, valuation of deferred tax assets and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.
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
Results of Operations
Net Sales

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Net sales	$24,647	$20,056	$4,591	23%	$42,516	$37,990	$4,526	12%
     Net sales for the quarter ended June 30, 2008 increased by approximately $4.6 million or 23% over the quarter ended June 30, 2007. The increases in net sales for the quarter ended June 30, 2008 consisted primarily of increased sales of approximately $1.9 million (21%) in Asia, $1.3 million (48%) in Europe and $1.3 million (16%) in the Americas over the same period in 2007. The $1.9 million increase in Asia was primarily due to continued growth of product sales in the coal mine safety market at our RAE Fushun operations, and improved distributors’ performance throughout Asia. The increased sales in Europe for the quarter ended June 30, 2008 compared with the quarter ended June 30, 2007 was the result of sales from our new product introductions, such as QRAE II, QRAE II P and 3 G PID series, and increased sales due to new certification of existing products. The increase in the Americas was primarily related to strong demand for our MultiRAE and AreaRAE products and the impact of product price increases announced in May 2008.
     Net sales for the six months ended June 30, 2008 increased by $4.5 million or 12% over the same period in 2007. The increases in sales were primarily the result of increases in Asia of $1.6 million (10%), the Americas of $0.4 million (2%) and Europe of $2.5 million (47%). The increase during the six-month period ended June 30, 2008 as compared to the six-month period ended June 30, 2007 in Asia was primarily due to continued growth of product sales in the coal mine safety market at our RAE Fushun operations, and improved distributors’ performance throughout Asia. The increased sales in Europe was the result of sales from our new product introductions, such as QRAE II, QRAE II P and 3 G PID series, and increased due to new certification of existing products. The increase in the Americas was primarily related to strong demand for our MultiRAE and AreaRAE products and the impact of product price increases announced in May 2008.

Cost of Sales & Gross Margin

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Cost of sales	$11,556	$10,069	$1,487	15%	$20,570	$18,869	$1,701	9%
Gross profit	$13,091	$9,987	$3,104	31%	$21,946	$19,121	$2,825	15%
Gross margin	53%	50%			52%	50%
     Cost of sales for the quarter ended June 30, 2008 increased by approximately $1.5 million or 15% over the quarter ended June 30, 2007 primarily as a result of increases in cost of sales due to the overall increased sales volume. Gross margin increased by approximately 3% for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. The increase in gross margin was primarily due to increases in U.S. prices in May 2008 and the increase in the sales of higher margin products by RAE Beijing.
     Cost of sales for the six months ended June 30, 2008 increased by $1.7 million or 9% over the same period in 2007 primarily due to overall increase in sales volume. Gross margin increased by approximately 2% for the six months ended June 30, 2008 compared with the six months ended June 30, 2007. The increase in gross margin was primarily due to an increase in U.S. prices in May 2008 and an increase in sales of higher margin products by RAE Beijing.
Sales and Marketing Expense

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Sales and marketing	$5,421	$6,148	$(727)	-12%	$10,801	$11,302	$(501)	-4%
Percentage of net sales	22%	31%			25%	30%
     Sales and marketing expenses decreased by approximately $0.7 million or 12% for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 primarily due to company-wide cost-control initiatives and a workforce reduction that was put in place at the end of the first quarter of 2008.
     Sales and marketing expenses decreased by approximately $0.5 million or 4% for the six months ended June 30, 2008 over the same period during 2007 primarily due to company-wide cost-control initiatives and a workforce reduction that was put in place at the end of the first quarter of 2008.
Research and Development Expense

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Research and development	$1,545	$1,811	$(266)	-15%	$3,281	$3,496	$(215)	-6%
Percentage of net sales	6%	9%			8%	9%
     Research and development expenses decreased by approximately $0.3 million or 15% during the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 primarily due to $0.1 million decrease in project expenses at RAE Fushun with the completion of projects initiated in early 2007 to obtain safety certificates. As a result of discontinuing the DVR business in August 2007, amortization expenses decreased as the intangible assets related to the purchase of Aegison in July 2006 and Securay in January 2007 were written off.
     Research and development expenses decreased by approximately $0.2 million or 6% for the six months ended June 30, 2008, primarily due to $0.1 million decrease in project expenses at RAE Fushun with the completion of projects initiated in early 2007 to obtain safety certificates of products. As a result of discontinuing the DVR business in August 2007, amortization expenses decreased as the intangible assets related to the purchase of Aegison in July 2006 and Securay in January 2007 were written off.
General and Administrative Expense

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
General and administrative	$5,627	$3,978	$1,649	41%	$9,923	$9,091	$832	9%
Percentage of net sales	23%	20%			23%	24%
     General and administrative expenses increased by $1.6 million or 41% in the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 primarily due to $0.9 million increase in professional service expenses accrued for an internal investigation being conducted under the supervision of our Audit Committee of the Board of Directors and an increase in accounting and consulting expenses. Bad debt expenses increased by $0.3 million due to an increase in accounts receivable at RAE Fushun and RAE Beijing.
     General and administrative expenses increased by approximately $0.8 million or 9% for the six months ended June 30, 2008 over the same period during 2007 primarily due to $0.4 million of bad debt expenses related to an increase in accounts receivable at RAE Fushun and RAE Beijing. A $0.4 million decrease in professional service expenses is primarily due to a $0.7 million increase in professional expenses related to an internal investigation being conducted under the supervision of the Audit Committee of our Board of Directors, offset by the absence of $1.4 million legal costs associated with the Polimaster arbitration incurred in the first six months of 2007. A $0.3 million increase in facility expenses was primarily due to moving to a larger facility in Europe in late 2007. Payroll and related expenses increased by $0.2 million due to new stock option grants in the second quarter of 2008.
Adjustment to Lease Abandonment Accrual

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Adjustment to lease abandonment accrual	$—	$16	$(16)	-100%	$—	$(596)	$596	-100%
Percentage of net sales	0%	0%			0%	-2%
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
Other Income/(Expense)

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Interest income	$38	$55	$(17)	-31%	$86	$119	$(33)	-28%
Interest expense	(99)	(84)	(15)	18%	(201)	(153)	(48)	31%
Other, net	(225)	70	(295)	-421%	82	85	(3)	-4%
Equity in loss of unconsolidated affiliate	(27)	(57)	30	-53%	(36)	(75)	39	-52%

Total other income (expense)	$(313)	$(16)	$(297)	1856%	$(69)	$(24)	$(45)	188%

     For the quarter ended June 30, 2008, total other expense increased by $0.3 million compared to $16,000 for the quarter ended June 30, 2007. The increase was primarily the result of realized and unrealized currency exchange losses in Europe and Asia.
     For the six months ended June 30, 2008, total other expense increased by $45,000 or 188%, compared to $24,000 for the six months ended June 30, 2007. The increase was primarily the result of lower interest income due to our cash investments primarily in

China since the first quarter of 2006 and net losses incurred in 2007. In addition, interest expense increased due to new lines of credits in China to support operations. Other expense was offset by a lower equity loss from an unconsolidated affiliate.
Income Tax Benefit/(Expense)

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Income tax benefit (expense)	$(469)	$(259)	$(210)	81%	$(665)	$(132)	$(533)	404%
Effective tax rate	-254%	13%			31%	3%
     Income tax expense for the six months ended June 30, 2008 was $0.7 million or 31% of income before income taxes, minority interest, discontinued operations and the cumulative effect on change in accounting principle, compared to tax expense of $0.1 million or 3% of the income before income taxes and minority interest in the same period of 2007. At December 31, 2007, we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax assets and continue to maintain the full valuation allowance as of June 30, 2008. We calculated our interim income tax expense based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. The tax rate for the second quarter of fiscal year 2008 differed from the U.S. statutory rate primarily due to foreign earnings taxed at lower rates, nondeductible stock compensation deductions under FAS 123(R) and additional provisions for uncertain tax positions applicable to fiscal year 2007. The tax rate for the second quarter of fiscal year 2007 differed from the U.S. statutory rate primarily due to foreign earnings taxes at lower rates, foreign losses not benefited, and nondeductible stock compensation deductions under FAS 123(R).
Minority Interest in (Income)/Loss of Consolidated Entities

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Minority interest in (income) loss of consolidated subsidiaries	$(188)	$18	$(206)	-1144%	$(25)	$39	$(64)	-164%
     For the quarter ended June 30, 2008, minority interest in income of consolidated entities increased $0.2 million from a loss of $18,000 for the quarter ended June 30, 2007. The increase in minority interest income of consolidated entities was mainly due to RAE Fushun becoming profitable in the second quarter of 2008 and improved profitability from RAE France. The minority ownership was 4% of RAE Beijing, 30% of RAE Fushun and 51% of RAE France.
     For the six months ended June 30, 2008, minority interest in income of consolidated entities increased $64,000 or 164% from a loss of $39,000 for the six months ended June 30, 2007. The increase in minority interest income of consolidated entities was mainly due to RAE France becoming profitable in 2008. The minority ownership was 4% of RAE Beijing, 30% of RAE Fushun and 51% of RAE France.
Gain/(Loss) From Discontinued Operations
     On August 24, 2007, the Board of Directors approved the discontinuation of the Company’s mobile DVR business in order to reduce expenses and concentrate resources on the Company’s gas and radiation detection business. On August 28, 2007, we notified our DVR customers, terminated all personnel not reassigned to continuing operations and suspended the DVR related production and sales activities. Because the DVR business operates at a substantial loss, management intends to liquidate the tangible assets, mainly inventories of component parts. Accordingly, the value of theses assets has been adjusted to reflect the anticipated disposals.

     As a result of discontinuing the DVR business, management impaired the remaining value of the intangible assets and goodwill acquired in the purchases of Aegison in July 2006 and Securary in January 2007. The recognized gain in the quarter ended June 30, 2008 totaled $5,000 and $15,000 for the six months ended June 30, 2008 mainly due to sale of inventory previously reserved.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of the DVR business are reported as discontinued operations for all periods presented. The financial results included in discontinued operations were as follows:

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Gain (loss) from discontinued operations before income taxes	$5	$(307)	312	-102%	$15	$(640)	655	-102%
Income tax benefit	—	75	(75)	-100%	—	155	(155)	-100%

Gain (loss) from discontinued operations, net of tax	$5	$(232)	$237	-102%	$15	$(485)	$500	-103%

Liquidity and Capital Resources
     We have financed our operations primarily through cash flow from operations, proceeds from the issuance of equity securities, and bank borrowings. As of June 30, 2008, we had $13.8 million in cash and cash equivalents compared with $15.9 million of cash and cash equivalents at December 31, 2007. At June 30, 2008, we had $40.6 million of working capital and had a current ratio of 2.6 to 1.0 compared to $40.9 million of working capital and a current ratio of 2.8 to 1.0 at December 31, 2007.
     We maintain lines of credit to support our operations. In the United States, we had two lines of credit totaling $10 million as of December 31, 2006. In March 2007, these agreements were replaced with a single $15.0 million revolving credit agreement, which expires in March 2009.
     We are required to comply with certain financial covenants and reporting requirements in addition to the ongoing requirement to submit quarterly financial statements. As of June 30, 2008, we were in full compliance with all of the borrowing requirements, including certain financial covenants. As of June 30, 2008 and December 31, 2007, no amounts were outstanding against loan agreements in the United States. Interest accrues at the floating prime bank lending rate minus 50 basis points.
     In May 2007, we obtained an unsecured line of credit for Renminbi 20 million or approximately $2.9 million to provide working capital in China. As of June 30, 2008, Renminbi 4 million or approximately $582,000 was outstanding under the line of credit. Interest accrues on this balance at a fixed rate of 6.84%. The outstanding balance was repaid in July 2008. In May 2008, we obtained a new unsecured loan for Renminbi 3 million or approximately $437,000 to replace the May 2007 facility when it expired in July 2008. Interest accrues on this balance at a fixed rate of 7.47%. The outstanding balance is due on May 29, 2009.
     In October 2007, we obtained a second unsecured line of credit for Renminbi 10 million or approximately $1.5 million to provide working capital in China. As of June 30, 2008, Renminbi 10 million or approximately $1.5 million was outstanding under the line of credit. Interest accrues on this balance at a fixed rate of 8.019%. The outstanding balance is due on August 31, 2008.
     As of June 30, 2008, we had $0.3 million of long term deferred tax liabilities. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next twelve months. We will continue to accrue for uncertain tax positions during 2008 using the effective tax rate.

     A summary of our Condensed Consolidated Statement of Cash Flows follows:

	Six Months Ended
	June 30,
(in thousands)	2008	2007
Net cash provided by (used in):
Operating activities	$(1,444)	$(7,663)
Investing activities	(563)	397
Financing activities	(736)	(508)
Effect of exchange rate changes on cash and cash equivalents	620	89

Net decrease in cash and cash equivalents	$(2,123)	$(7,685)

Operating Activities
     Net cash used by operating activities for the six months ended June 30, 2008, was $1.4 million compared with $7.7 million for the six months ended June 30, 2007. The $6.2 million improvement in operating cash flows for the six months ended June 30, 2008, was primarily due to decreased losses after adjusting for non-cash items of $1.4 million offset by a positive change in working capital of $3.9 million, which consisted primarily of a lower trade accounts receivable and notes receivable of $1.1 million and increases in trade liabilities of $2.6 million, a reduction in other assets of $0.6 million and the result of $0.5 million in cash used in the first six months of 2007 to support operations that were subsequently discontinued.
Investing Activities
     Net cash utilized by investing activities for the six months ended June 30, 2008, was $0.6 million compared with net cash provided by investing activities of $0.4 million for the six months ended June 30, 2007. The change for the six months ended June 30, 2008 compared with the six months ended June 30, 2007, was primarily due to the sale of investments in 2007 of $3.2 million and lower spending on acquisitions and capital equipment of approximately $2.2 million during the first six months of 2008 as compared to the first six months of 2007.
Financing activities
     Net cash used in financing activities was $0.7 million for the six months ended June 30, 2008 as compared to $0.5 million for the six months ended June 30, 2007. Changes consisted primarily of $2.2 million in lower payments on related party notes during the first six months of 2008 as compared to the first six months of 2007, partially offset by the net cash used to retire loans in 2008 of $0.3 million compared to $2.0 million of proceeds from bank loans during the first six months of 2007.
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

Interest Rate Risk
     As of June 30, 2008, we had cash and cash equivalents of $13.8 million. Changes to interest rates over time may reduce or increase our interest income from our short-term investments but the impact on our cash and cash equivalents is expected to be insignificant.
Foreign Currency Exchange Rate Risk
     For the six months ended June 30, 2008, a substantial portion of our recognized revenue was generated by our Asia operations (42%) and was primarily denominated in Renminbi (“RMB”). Revenue denominated in U.S. dollars is generated primarily from operations in the Americas (40%), and revenue from our European operations (18%) is primarily denominated in Euros. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Since January 2007, our operations in China have been affected by currency fluctuations due to an approximate 13.6% appreciation of the RMB relative to the U.S. dollar.
     Our strategy has been to increase overseas manufacturing and research and development activities to capitalize on lower cost capacity and efficiencies in supply-chain management. In 2004 and 2006, we made strategic investments in China with the acquisition of a 96% interest in RAE Beijing, a Beijing-based manufacturer and distributor of environmental safety and security equipment and the formation of RAE Fushun in late 2006 to capitalize on increases in demand for safety equipment in the mining and energy market sectors in China. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the U.S. dollar and other currencies. If, for example, there was a hypothetical 10% change in the RMB relative to the U.S. dollar, the effect on our profits would have been approximately $0.4 million for the six months ended June 30, 2008. If the currencies in all other countries in Europe and Asia where we have operations were to change in unison with the RMB by a hypothetical 10% against the U.S. dollar, the approximate effect on our profits would be $0.3 million for the six months ended June 30, 2008. The reduction in the impact of the RMB is due to the offset of changes in reported net sales in our other units resulting from changes in those countries local currencies.
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
Item 4. Controls and Procedures
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
     On March 26, 2008, Polimaster filed a Notice of Appeal in the district court. The Ninth Circuit has set a Time Schedule Order for this appeal, in a case entitled Polimaster Ltd., et al. v. RAE Systems Inc., No. 08-15708. Polimaster submitted its opening brief on August 22, 2008, and RAE Systems’ brief is due on September 22, 2008. Polimaster’s reply is tentatively due on October 6, 2008. Oral argument has not been scheduled at this time.
     On June 5, 2008, RAE Systems filed a procedural motion in the Ninth Circuit to request its leave to permit the Northern District of California to make corrections. Polimaster filed its response on June 19, 2008, and RAE Systems replied on June 30, 2008. The Ninth Circuit has not yet issued its decision. RAE Systems filed a motion for corrections in the Northern District of California on July 25, 2008. Polimaster opposed this motion on August 8, 2008, and RAE Systems submitted its Reply on August 15, 2008. The requested corrections relate to the enforcement of the Arbitration Award, and a hearing on this motion is set for August 29, 2008 in the Northern District of California.
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
     We currently own approximately 40% of Renex Technology Ltd. (“Renex”), a wireless systems company still in the research and development stage. We are required to incorporate our share of its expenses as losses in our Consolidated Statements of Operations. If Renex does not begin to generate revenues at the level we anticipate or otherwise incurs greater losses, we could incur greater losses than we anticipate and our results of operations will suffer.
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
     Our executive officers and directors, in the aggregate, beneficially own approximately 33% of our common stock as of June 30, 2008. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Securities Holders
At our annual meeting on June 18, 2008, the stockholders elected the nominees for Class III directors to our Board of Directors. The votes were as follows:

		Withheld
Nominee:	For	Authority
Mr. Robert I. Chen	53,814,144	807,648
Ms. Sigrun Hjelmquist	46,832,265	7,789,528
The terms for Robert I. Chen and Sigrun Hjelmquist will continue until the Annual Meeting of Stockholders in 2011 and their successors are elected and qualified. The following directors’ terms of office continue until their successors are elected and qualified at the Annual Meeting of Stockholders indicated: Peter C. Hsi, James W. Power and A. Marvin Strait (Class I term expires at the 2009 annual meeting) and Lyle D. Feisel and Neil W. Flanzraich (Class II term expires at the 2010 annual meeting).
     The following matter was also submitted to and approved by a vote of the stockholders with the results of the voting being as shown:
     Proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

	Share
	Represented	Percent
For	54,166,987	99.2%
Against	372,604	0.7%
Abstained	82,204	0.2%
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
August 29, 2008

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