Form 10-Q
period 2008-09-30
RAE SYSTEMS INC
filed 2008-11-06
CIK 1084876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common stock, $0.001 par value per share	59,459,539 shares

RAE Systems Inc.

PART I. Financial Information
Item 1. Financial Statements
RAE Systems Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,768	$15,906
Trade notes receivable	1,659	2,793
Accounts receivable, net of allowances of $2,944 and $2,060, respectively	21,893	22,749
Accounts receivable from affiliate	55	21
Inventories	20,180	17,542
Prepaid expenses and other current assets	4,433	2,930
Income taxes receivable	1,944	2,069

Total current assets	64,932	64,010

Property and equipment, net	12,366	12,258
Intangible assets, net	3,317	3,827
Goodwill	3,354	3,143
Investments in unconsolidated affiliates	398	425
Other assets	2,866	1,680

Total assets	$87,233	$85,343

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED ENTITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,800	$6,071
Accounts payable to affiliate	436	411
Payable to Fushun shareholder	460	609
Bank lines of credit	448	2,618
Accrued liabilities	12,729	12,098
Notes payable to related parties, current	1,091	191
Income taxes payable	1,230	674
Deferred revenue, current	718	488

Total current liabilities	24,912	23,160

Deferred revenue, non-current	735	514
Deferred tax liabilities, non-current	287	277
Deferred gain on sale of real estate, non-current	5,237	5,794
Other long-term liabilities	1,240	1,487
Notes payable to related parties, non-current	1,169	2,370

Total liabilities	33,580	33,602

COMMITMENTS AND CONTINGENCIES (NOTE 5)

MINORITY INTEREST IN CONSOLIDATED ENTITIES	5,817	5,385

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized; 59,449,500 and 59,171,980 shares issued and outstanding, respectively	59	59
Additional paid-in capital	62,193	60,957
Accumulated other comprehensive income	6,628	4,135
Accumulated deficit	(21,044)	(18,795)

Total shareholders’ equity	47,836	46,356

Total liabilities, minority interest in consolidated entities and shareholders’ equity	$87,233	$85,343

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$28,845	$25,333	$71,361	$63,323
Cost of sales	13,070	12,011	33,640	30,880

Gross profit	15,775	13,322	37,721	32,443

Operating expenses:
Sales and marketing	5,197	6,021	15,998	17,323
Research and development	1,541	1,819	4,822	5,314
General and administrative	7,658	4,326	17,581	13,417
Adjustment to lease abandonment accrual	—	—	—	(595)

Total operating expenses	14,396	12,166	38,401	35,459

Operating income (loss) from continuing operations	1,379	1,156	(680)	(3,016)
Other income (expense):
Interest income	36	26	122	145
Interest expense	(91)	(316)	(292)	(468)
Other, net	(192)	243	(110)	328
Equity in gain (loss) of unconsolidated affiliate	10	40	(26)	(35)

Income (loss) from continuing operations before income taxes and minority interest	1,142	1,149	(986)	(3,046)
Income tax expense	(494)	(270)	(1,159)	(403)

Income (loss) before minority interest	648	879	(2,145)	(3,449)
Minority interest in (income) loss of consolidated subsidiaries	(90)	(4)	(115)	35

Income (loss) from continuing operations	558	875	(2,260)	(3,414)
(Loss) gain from discontinued operations, net of tax	(4)	(3,291)	11	(3,776)

Net income (loss)	$554	$(2,416)	$(2,249)	$(7,190)

Basic net income (loss) per share
Continuing operations	$0.01	$0.01	$(0.04)	$(0.06)
Discontinued operations	—	(0.05)	—	(0.06)

Basic net income (loss) per share	$0.01	$(0.04)	$(0.04)	$(0.12)

Diluted net income (loss) per share
Continuing operations	$0.01	$0.01	$(0.04)	$(0.06)
Discontinued operations	—	(0.05)	—	(0.06)

Diluted net income (loss) per share	$0.01	$(0.04)	$(0.04)	$(0.12)

Weighted-average common shares outstanding-Basic	59,304	58,889	59,162	58,806
Stock options and warrants	456	723	—	—

Weighted-average common shares outstanding-Diluted	59,760	59,612	59,162	58,806

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,249)	$(7,190)
Gain (loss) from discontinued operations	11	(3,776)

Loss from continuing operations	(2,260)	(3,414)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,372	2,954
(Gain) loss on disposal of property and equipment	(483)	3
Stock based compensation expense	1,238	1,508
Equity in loss of unconsolidated affiliate	26	35
Minority interest in (income) loss of consolidated subsidiary	115	(35)
Deferred income taxes	—	(37)
Adjustment to lease abandonment accrual	—	(596)
Amortization of discount on notes payable to related parties	39	66
Changes in operating assets and liabilities:
Accounts receivable	1,590	(6,057)
Accounts receivable from affiliate	(34)	(40)
Trade notes receivable	1,302	383
Inventories	(1,742)	(2,681)
Prepaid expenses and other current assets	(1,371)	(857)
Income taxes receivable	132	(1,004)
Other assets	(1,165)	299
Accounts payable	1,480	(25)
Accounts payable to affiliate	4	(2,435)
Accrued liabilities	769	51
Income taxes payable	552	(570)
Deferred revenue	452	(737)
Deferred gain on sale of real estate, non-current	(477)	—
Other liabilities	(206)	(147)

Net cash provided by (used in) operating activities of continuing operations	2,333	(13,336)
Net cash provided by (used in) operating activities of discontinued operations	7	(1,029)

Net cash provided by (used in) operating activities	2,340	(14,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments	—	3,248
Business acquisitions, net of cash acquired	—	(1,014)
Acquisition of property and equipment	(1,001)	(2,587)
Proceeds from sale of net assets	109	—

Net cash used in investing activities	(892)	(353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	34	73
Proceeds from bank loans	431	6,710
Repayments of bank loans	(2,758)	—
Repurchases of common stock	(35)	(315)
Dividends paid	—	(22)
Payments on notes payable to related parties	(676)	(1,635)

Net cash (used in) provided by financing activities	(3,004)	4,811

Effect of exchange rate changes on cash and cash equivalents	418	(54)
Decrease in cash and cash equivalents	(1,138)	(9,961)
Cash and cash equivalents at beginning of period	15,906	18,119

Cash and cash equivalents at end of period	$14,768	$8,158

Non-cash investing activities:
Unpaid property and equipment	$27	$—
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
Revenue Recognition
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company generally recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (Free on board “FOB” factory) and provides for sales returns under standard product warranty provisions. For non-standard contract terms where title to goods pass upon delivery to the customer (FOB destination), revenue is recognized after the Company has established proof of delivery. Revenues related to services performed under the Company’s extended warranty program are recognized as earned based upon contract terms, generally ratably over the term of service. The Company records project installation work in Asia using the percentage-of-completion method. Net sales also include amounts billed to customers for shipping and handling. The Company’s shipping costs are included in cost of sales.
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

     The impact on the Company’s results from continuing operations of recording stock-based compensation by function for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Cost of sales	$1	$42	$10	$88
Sales and marketing	15	67	35	262
Research and development	69	82	240	254
General and administrative	289	274	953	904

Total	$374	$465	$1,238	$1,508

     In addition, the Company recorded stock-based compensation expense from discontinued operations of zero for the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2007, the Company recorded stock-based compensation expense from discontinued operations of $533,000 and $628,000 for sales and marketing and $46,000 and $54,000 for research and development, respectively. These costs are included in the loss from discontinued operations, net of tax, on the Company’s Condensed Consolidated Statement of Operations.
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
     As of September 30, 2008, the Company had reserved 120,877 shares of common stock for issuance under its 1993 Stock Option Plan, 2,521,126 shares under the 2002 Plan and 1,454,167 shares under the 2007 Plan. As of September 30, 2008, 812,292 shares have been added to the balance available for grant under the 2007 Plan as a result of grants cancelled under the 2002 Plan and 3,208,125 shares of common stock remain available for future grants under the 2007 Plan.
     The following is a summary of the Company’s outstanding stock options (in thousands, except weighted-average exercise price):

	Options Outstanding
	Number	Weighted-Average
	of Shares	Exercise Price
Balance as of January 1, 2008	3,723	$3.05
Granted	59	2.22
Exercised	—	—
Canceled	(225)	3.04

Balance as of March 31, 2008	3,557	3.04
Granted	1,140	1.48
Exercised	(124)	1.45
Canceled	(451)	4.24

Balance as of June 30, 2008	4,122	2.57
Granted	—	—
Exercised	(26)	1.66
Canceled	—	—

Balance as of September 30, 2008	4,096	2.58

     The fair value of the Company’s stock options granted to employees for the three and nine months ended September 30, 2008 and 2007 were estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected volatility	60%	65%	60-65%	65%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	N/A	4.4-4.9%	2.7-3.6%	4.4-5.0%
Expected term in years	6.0	5.5	5.5-6.0	5.5
Weighted-average grant date fair value	N/A	$1.43	$0.89	$1.66
     In May 2008, the Company granted an aggregate of 150,000 shares of common stock to non-employee directors under the 2007 Plan. The weighted-average grant date fair value of these awards is $1.40. As the shares vested immediately, the related cost was fully recognized at date of grant. As of September 30, 2008 no unvested grants of restricted stock were outstanding under the 2007 Plan.
     Non-Plan Stock Options
     In 2002, the Company granted certain of its directors options to purchase an aggregate of 400,000 shares of non-plan restricted common stock at a weighted-average exercise price of $0.99. Twenty five percent of these options vested after one year with the remainder vesting monthly over the following three years. The options were exercisable over ten years with respect to vested shares. As of September 30, 2008, options to purchase 100,000 shares of restricted common stock remained unexercised at a weighted-average exercise price of $1.06.
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
     The following is a summary of activity for the non-plan stock awards (in thousands, except weighted-average amounts):

	Restricted Stock Awards
		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of January 1, 2008	182	$2.81
Granted	—	—
Vested	(26)	2.81
Forfeited	—	—

Unvested as of March 31, 2008	156	2.81
Granted	—	—
Vested	(15)	2.81
Forfeited	—	—

Unvested as of June 30, 2008	141	2.81
Granted	—	—
Vested	(16)	2.81
Forfeited	—	—

Unvested as of September 30, 2008	125	2.81

Earnings Per Common Share
     Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Anti-dilutive shares excluded from diluted earnings per common share calculated for the three and nine months ended September 30, 2008 were 3,458,741 and 3,824,776, respectively. Anti-dilutive shares excluded from diluted earnings per common share calculated for the three and nine months ended September 30, 2007 were 5,504,905 and 5,071,333, respectively.
Segment Reporting
     Statement of Financial Accounting Standard (“SFAS”) No. 131, Segment Reporting, establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-makers are the Chief Executive Officer and the Chief Financial Officer. Although the Company’s operating segments consist of entities geographically based in the Americas, Asia and Europe, the Company is in a single reporting segment worldwide in sale of portable and wireless gas and radiation detection products and related services. Accordingly, the Company operated as one reportable segment during the nine months ended September 30, 2008 and 2007.
Variable Interest Entities
     S.A.R.L RAE France (“RAE France”) was identified by management as a variable interest entity. The Company is the primary beneficiary through its ownership of RAE Europe ApS. RAE France distributes and sells RAE products exclusively in France. RAE France had total sales of $831,000 and $675,000 in the three months ended September 30, 2008 and 2007, respectively, and total sales of $2,177,000 and $1,476,000 in the nine months ended September 30, 2008 and 2007, respectively. The Company has consolidated RAE France since December 2004.
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
     FSP SFAS 157-1 removes leasing from the scope of SFAS No. 157. FSP SFAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at lease annually). The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 had no impact on the Company’s consolidated financial statements due to the deferral of the effective date to January 1, 2009 for the Company’s nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the impact of adoption of SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities.
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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. While the Company is currently evaluating the impact of adopting SFAS 141(R), management does not expect that it will have a material impact on our financial condition and results of operations.
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
Note 2. Composition of Certain Financial Statement Items
Inventories
     Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead costs. The components of inventories were as follows:

	September 30,	December 31,
(in thousands)	2008	2007
Raw materials	$9,717	$5,278
Work-in-progress	3,517	2,759
Finished goods	6,946	9,505

	$20,180	$17,542

Prepaid expenses and other current assets

	September 30,	December 31,
(in thousands)	2008	2007
Supplier advances and deposits	$1,520	$1,162
Prepaid insurance	630	428
Other current assets	2,283	1,340

	$4,433	$2,930

Property and equipment, net

	September 30,	December 31,
(in thousands)	2008	2007
Buildings and improvements	$6,175	$5,905
Equipment	5,159	4,646
Computer equipment	4,734	4,346
Automobiles	1,466	1,180
Furniture and fixtures	415	325
Construction in progress	3,803	3,428

	21,752	19,830
Less: Accumulated depreciation	(9,386)	(7,572)

	$12,366	$12,258

Intangible assets, net

	September 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer list	$5,017	$(2,288)	$2,729	$4,714	$(1,574)	$3,140
Trade name	1,352	(764)	588	1,267	(580)	687

	$6,369	$(3,052)	$3,317	$5,981	$(2,154)	$3,827

     Amortization expense associated with intangible assets was $254,000 and $174,000 for the three months ended September 30, 2008 and 2007, respectively and $747,000 and $877,000 for the nine months ended September 30, 2008 and 2007, respectively. Based on the carrying amount of intangible assets as of September 30, 2008, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in thousands):

Years Ended December 31,
Remainder of 2008	$254
2009	858
2010	839
2011	578
2012	333
Thereafter	455

Total amortization	$3,317

Accrued liabilities

	September 30,	December 31,
(in thousands)	2008	2007
Compensation and related benefits	$3,552	$4,377
Accrued commission	1,651	2,091
Accrued professional fees	1,542	924
Customer deposits	2,050	445
Other	3,934	4,261

	$12,729	$12,098

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
     The effective tax rate for the nine months ended September 30, 2008 was -118% of pretax loss, compared to -13% of pretax loss for the same period in 2007.
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
     Based on the absence of sufficient positive objective verifiable evidence at December 31, 2007, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets and continues to maintain the full valuation allowance at September 30, 2008. The Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize these assets. The amount of the deferred tax asset valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized.
Note 4. Comprehensive Income (Loss)
     The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Net income (loss)	$554	$(2,416)	$(2,249)	$(7,190)
Other comprehensive income:
Change in foreign currency translation	(325)	634	2,493	1,393
Change in unrealized loss on investments, net of tax	—	—	—	1

Comprehensive income (loss)	$229	$(1,782)	$244	$(5,796)

     The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments of $6.6 million and $4.1 million at September 30, 2008 and December 31, 2007, respectively.
Note 5. Commitments and Contingencies
Regulatory Compliance
     During fiscal year 2008, the Company’s internal audit department identified certain payments and gifts made by certain personnel in the Company’s China operations that may have violated the Foreign Corrupt Practices Act (“FCPA”). Following this discovery, the Audit Committee of the Board of Directors initiated an independent investigation. The Company recently made a voluntary disclosure to the United States Department of Justice (“DOJ”) regarding the results of its investigation to date. The Company has also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with FCPA violations. The Company is cooperating with the DOJ in connection with their review of the matter and is seeking to achieve a negotiated resolution of all matters pertaining to the transactions in question. However, the final outcome of this or any future government investigation cannot be predicted with certainty and any indictment, conviction or material fine, debarment or settlement arising out of these investigations could have a material adverse affect on the Company’s business, financial condition, results of operation and future prospects.
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
     On March 26, 2008, Polimaster filed a Notice of Appeal in the district court. The Ninth Circuit has set a Time Schedule Order for this appeal, in a case entitled Polimaster Ltd., et al. v. RAE Systems Inc., No. 08-15708. Polimaster submitted its opening brief on August 22, 2008, and RAE Systems’ filed its brief on October 6, 2008. Polimaster’s optional reply brief is due on November 6, 2008. Oral argument has not been scheduled at this time.
     On June 5, 2008, RAE Systems filed a procedural motion in the Ninth Circuit to request its leave to permit the Northern District of California to make corrections. Polimaster filed its response on June 19, 2008, and RAE Systems replied on June 30, 2008. RAE Systems filed a motion for corrections in the Northern District of California on July 25, 2008. Polimaster opposed this motion on August 8, 2008, and RAE Systems submitted its Reply on August 15, 2008. The requested corrections relate to the enforcement of the Arbitration Award. A hearing on this motion was held on August 29, 2008 in the Northern District of California, and RAE Systems’ motion was dismissed without prejudice pending leave from the Ninth Circuit to make corrections.
     The Ninth Circuit denied RAE Systems’ motion on August 29, 2008. In response to the Ninth Circuit’s denial of RAE Systems’ motion, the Northern District issued an order on September 9, 2008, requesting permission from the Ninth Circuit to make corrections sought by RAE Systems. This request is still pending before the Ninth Circuit. Based upon the Northern District’s September 9th order, RAE Systems filed a motion for reconsideration with the Ninth Circuit on September 11, 2008. Polimaster opposed the motion on September 19, 2008. This request is still pending before the Ninth Circuit.
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
Leases
     As of September 30, 2008, the Company had an equipment lease in San Jose, California that was classified as a capital lease in accordance with SFAS No. 13, Accounting for Leases (“SFAS 13”). As of September 30, 2008, the remaining balance due on the lease was $74,000 and was included in accrued liabilities in the Condensed Consolidated Balance Sheets. The equipment lease bears an interest rate of 9.7%.
     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the three months ended September 30, 2008 and 2007 was $445,000 and $278,000, respectively. Total rent expense for the nine months ended September 30, 2008 and 2007 was $1,379,000 and $789,000, respectively. Excluding the Sunnyvale, California abandoned building lease as described below, future minimum annual payments under non-cancellable leases were as follows as of September 30, 2008 (in thousands):

Years Ended December 31,	Capital	Operating
Remainder of 2008	$20	$523
2009	58	1,978
2010		1,475
2011		1,366
2012		1,282
Thereafter		6,070

Total minimum payments	78	$12,694

Less: Amount representing interest	(4)

Present value of minimum lease payments	$74

     In December 2004, the Company moved into its current corporate headquarters in San Jose, California and abandoned a leased facility in Sunnyvale, California. During the second quarter of 2005, the Company accrued a restructuring reserve of approximately $2.0 million for the remaining lease term of the former headquarters in Sunnyvale. The discount rate used was 4.85% and the liability was not reduced for any anticipated future sublease income. In March 2007, due to improved conditions for office rentals, the Company revised the estimated loss on abandonment of the lease and reduced operating expense by $595,000. During the second quarter of 2007, a sublease was executed with rents commencing in June 2007. As of September 30, 2008, future discounted lease payments related to the Sunnyvale building are included in accrued liabilities totaling $286,000 and other long-term liabilities totaling $36,000. Rent payments for three months ended September 30, 2008 and 2007 were $128,000 and $98,000, respectively, for the Sunnyvale building with sublease income of $44,000 and $40,000 for the three months ended September 30, 2008 and 2007, respectively. Rent payments for nine months ended September 30, 2008 and 2007 were $361,000 and $293,000, respectively, for the Sunnyvale building with sublease income of $131,000 and $54,000 for the nine months ended September 30, 2008 and 2007, respectively. Future minimum lease payments through expiration of the lease are $129,000 and $439,000 in 2008 and 2009, respectively. Estimated income to be generated from the sublease is $180,000.
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
Note 6. Warranty Reserves
     The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The following is a summary of the changes in these liabilities during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Warranty reserve at beginning of period	$438	$516	$884	$553
Provision for warranty	463	490	504	832
Utilization of reserve	(269)	(263)	(785)	(647)
Foreign currency translation effects	(7)	4	22	9

Warranty reserve at end of period	$625	$747	$625	$747

     Warranty reserves are included in “Accrued liabilities” on the Condensed Consolidated Balance Sheets.

Note 7. Revolving Credit Agreement
     The Company maintains several credit facilities to support its operations in the United States and China.
     In the United States, the Company had a $15 million revolving credit agreement as of December 31, 2007, which expires in March 2009. The revolving credit agreement provides for borrowings up to $3.5 million based on a blanket security interest in the Company’s assets in the United States. An additional $11.5 million borrowing capacity is available based on a percentage of specific qualifying assets. The Company is required to comply with certain reporting requirements whenever the outstanding loan balance exceeds $3.0 million, in addition to the ongoing requirement to submit quarterly financial statements. As of September 30, 2008 and December 31, 2007 no amounts were outstanding against loan agreements in the United States. Interest accrues at the floating prime bank lending rate minus 50 basis points. In addition, the Company pays 0.25% annually of the average unused portion of the facility.
     In May 2007, the Company obtained an unsecured line of credit for Renminbi (“RMB”) 20 million or approximately $2.9 million to provide working capital in China. The outstanding balance of RMB 4 million or approximately $584,000 was repaid on July 24, 2008. Interest accrued on this balance at a fixed rate of 6.84%. In May 2008, the Company obtained a new unsecured loan for RMB 3 million or approximately $438,000 to replace the May 2007 facility when it expired in July 2008. Interest accrues on this balance at a fixed rate of 7.47%. The outstanding balance is due on May 29, 2009.
     In October 2007, the Company obtained a second unsecured line of credit for RMB 10 million or approximately $1.5 million to provide working capital in China. The outstanding balance of RMB 10 million or approximately $1.5 million was repaid on September 1, 2008. Interest accrued on this balance at a fixed rate of 8.019%.
Note 8. Related Party Transactions
     The Company accounts for its 40% ownership in Renex Technologies Ltd.(“Renex”), a Hong Kong company, using the equity method starting January 1, 2002. The Company’s total investment in Renex at September 30, 2008 and December 31, 2007 was $379,000 and $405,000, respectively. The Company recorded income of $10,000 and $40,000 in Renex for the three months ended September 30, 2008 and 2007, respectively, and losses of $26,000 and $35,000 in Renex for the nine months ended September 30, 2008 and 2007, respectively.
     The Company pays a 7.5% royalty to Renex for using certain modems developed by Renex. The Company made royalty payments amounting to zero and $45,000 for the three months ended September 30, 2008 and 2007, respectively and zero and $70,000 for the nine months ended September 30, 2008 and 2007, respectively. The Company also paid $36,000 and $63,000 to Renex for a research project for the three months ended September 30, 2008 and 2007, respectively and $128,000 and $114,000 for the nine months ended September 30, 2008 and 2007, respectively.
     In conjunction with the original and subsequent additional investment in RAE Beijing, unsecured notes payable were established for the previous RAE Beijing shareholders as part of the purchase price agreement in May 2004 and July 2006. As of September 30, 2008 and December 31, 2007, $1,091,000 and $191,000, respectively, were included in notes payable — related parties and $1,169,000 and $2,370,000, respectively, were included in long term notes payable — related parties.
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
     Scheduled payments of principal under the notes from 2008 through maturity in 2011 are zero, $1,091,000, $575,000 and $594,000, respectively.
     In addition to its 40% ownership in Renex, the Company has investments in two distributors of RAE Systems products, RAE Benelux and RAE Spain. The Company owns 10% and 19% of RAE Benelux and RAE Spain, respectively. These investments are accounted for under the cost method.

     The Liaoning Coal Industry Group, Ltd. (“Liaoning Group”) owns a 30% interest in RAE Fushun and is also a supplier to RAE Fushun.
     Transactions and balances with the Company’s related parties were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,			September 30,	December 31,
(in thousands)	2008	2007	2008	2007		2008	2007
Sales:					Accounts receivable:
Renex	$80	$49	$199	$166	Renex	$55	$21
RAE Benelux	476	370	1,805	991	RAE Benelux	229	287
RAE Spain	131	55	452	208	RAE Spain	131	202

	$687	$474	$2,456	$1,365		$415	$510

Purchases:					Accounts payable:
Liaoning Group	$4	$487	$17	$487	Liaoning Group	$211	$566
Renex	184	177	493	273	Renex	436	411

	$188	$664	$510	$760		$647	$977

     The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary and bonus of $30,000 and $24,000 for the three months ended September 30, 2008 and 2007, respectively, and $84,000 and $72,000 for the nine months ended September 30, 2008 and 2007, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions regarding Ms. Chen are performed in the same manner as other U.S. employees, with Robert Chen having the final signatory approval on compensation recommendations.
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
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the DVR business are reported as discontinued operations for all periods presented. The financial results included in discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Net sales	$—	$110	$3	$199
Gain (loss) from discontinued operations before income taxes	(4)	4,348	11	4,988
Income tax benefit	—	(1,057)	—	(1,212)

Gain (loss) from discontinued operations	$(4)	$3,291	$11	$3,776

     The carrying amounts of the major classes of assets and liabilities included as part of the disposal group were as follows:

	September 30,	December 31,
(in thousands)	2008	2007
Total current assets	$—	$59

Total current liabilities	$—	$63

     The Company collected the remaining assets and settled the remaining liabilities during the third quarter of 2008.
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
     The following table reflects the carrying amounts and fair values of the Company’s financial assets and liabilities as of September 30, 2008 and December 31, 2007:

		September 30, 2008		December 31, 2007
		Carrying		Carrying
(in thousands)	Catergory	Amounts	Fair Value	Amounts	Fair Value
Bank line of credit	Level 1	448	448	2,618	2,618
Notes payable to related parties	Level 2	2,260	2,260	2,561	2,561

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
     We are currently focused on delivering world wide solutions in four strategic markets:
•	The Energy Market; which includes oil, natural gas, coal, and nuclear power.

•	The Industrial Safety Market; which includes metals production, chemical, plastics and industrial processes.

•	The Environmental Market; which includes both regulatory compliance and environmental clean-up or remediation.

•	The Government Market; which includes solutions for emergency response, public safety, homeland security and military applications.
Recent Developments
     In China, we continue to focus on the energy sector, industrial worker safety, particularly in steel mills, coal mine safety and environmental remediation. We believe that these markets will have a positive impact on our future opportunities in China. We sell fixed and wireless combustible and toxic gas monitors for both new installations and facility upgrades as well as personal and area monitors. The demand for our high-end products such as wireless equipped combustible and toxic gas monitors, including our AreaRAE Rapid Deployment Kits, continues to grow. In China, we have contracts with long-term and new customers to provide gas monitors for production expansion and new facilities. Our largest industrial customers in China are steel mills, oil refineries and chemical plants.
     During 2007, our coal mine safety unit, RAE Fushun, began operations and is contributing to the 2008 growth of our China operations. In 2007, the Chinese Government began closing smaller unsafe coal mining operations and is expected to close up to 10,000 smaller and unsafe mines by the end of 2008. During the next 12 to 18 months, we expect to see an increase in the purchase of safety equipment as part of the government’s plan to improve coal mine safety. As a response to this market, RAE Systems has developed a digital mine safety monitoring, communication and control system. The first system is expected to be deployed late in the fourth quarter of 2008 or early in 2009 pending China Mine Safety Administration reliability trials. Our largest order in the third quarter came in response to security concerns for the Beijing hosted Olympic Games, the Beijing International Airport purchased 38 radiation portals and 30 AreaRAE wireless toxic gas monitors to screen all passengers arriving through the Beijing International Airport.
     In Europe and the Middle East, we continue to penetrate the energy and industrial markets with single gas, ToxiRAE 3 detectors, four gas QRAE II monitors and our wireless AreaRAE Steel Rapid Deployment Kits. The Zone 1 certification, for hazardous working environments, of our AreaRAE Steel monitors, has opened additional sales opportunities for off-shore oil platforms and on-shore refinery operations in this region. Key to our success in Europe has been the ATEX, or hazardous environment intrinsic safety certification, for our wireless AreaRAE, MiniRAE 3000 and ppbRAE 3000 next generation photoionization detectors for volatile organic compounds.

     In the Americas, we are focused on growth in the energy sector with ongoing base business from the government, environmental and industrial safety sectors. With the introduction of ten new products in the last year, we now offer a full suite of gas detection solutions for the oil production market. In addition, the MultiRAE Plus continues to be purchased by the U.S. military for aviation safety in the handling and detection of highly toxic and flammable jet fuel. We continue to benefit from deployment of AreaRAE and PlumeRAE monitoring systems for public venue protection and hazardous material emergency response. The largest order in the third quarter came from the United States National Guard Civil Support teams which ordered equipment upgrades and new wireless AreaRAE monitor systems for all 57 teams.
     During fiscal year 2008, our internal audit department identified certain payments and gifts made by certain personnel in our China operations that may have violated the Foreign Corrupt Practices Act (“FCPA”). Following this discovery, the Audit Committee of our Board of Directors initiated an independent investigation. We recently made a voluntary disclosure to the United States Department of Justice (“DOJ”) regarding the results of our investigation to date. We have also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with FCPA violations. We are cooperating with the DOJ in connection with their review of the matter and are seeking to achieve a negotiated resolution of all matters pertaining to the transactions in question. However, the final outcome of this or any future government investigation cannot be predicted with certainty and any indictment, conviction or material fine, debarment or settlement arising out of these investigations could have a material adverse affect on our business, financial condition, results of operation and future prospects.
Critical Accounting Policies and Significant Management Judgments
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate these estimates, including, but not limited to, those related to our revenue recognition, allowance for doubtful accounts, valuation of goodwill and other intangible assets, inventory valuation, valuation of deferred tax assets and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.
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
     We made the following estimates and assumptions in determining fair value:
     Valuation and amortization method — We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
     Expected Term — Our expected term represents the weighted-average period that our stock-based awards are expected to be outstanding. We have used the historical exercise patterns of previously granted options in relation to the Company’s stock price to estimate expected exercise patterns.
     Expected Volatility — The Company’s expected volatility is based on historical volatility of the Company’s stock over a term equal to the expected term of the grant, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur.
     Expected Dividend — The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.
     Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield currently available on United States Treasury zero-coupon issues equal to the expected term of the underlying grants.
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
Results of Operations
Net Sales

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Net sales	$28,845	$25,333	$3,512	14%	$71,361	$63,323	$8,038	13%
     Net sales for the quarter ended September 30, 2008 increased by approximately $3.5 million or 14% over the quarter ended September 30, 2007. The increases in net sales for the quarter ended September 30, 2008 consisted primarily of increased sales of approximately $0.2 million (2%) in Asia, $1.2 million (41%) in Europe and $2.1 million (19%) in the Americas over the same period in 2007. The increase was mainly due to the $3.5 million contract to the United States National Guard for AreaRAE wireless Rapid Deployment Kits to equip all Civil Support Teams throughout the United States and its territories. Approximately $1.4 million of the increase was due to the appreciation of RMB and Euro against the U.S. dollar from 2007 to 2008. Partially offsetting these increases was a decline in China from mine safety equipment sales and a general sales slow down following the Beijing Olympics.
     Net sales for the nine months ended September 30, 2008 increased by $8.0 million or 13% over the same period in 2007. The increases in sales were primarily the result of increases in Asia of $1.8 million (7%), the Americas of $2.5 million (9%) and Europe of $3.7 million (45%). Approximately $3.8 million of the increase was due to the appreciation of RMB and Euro against the U.S. dollar for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The remainder of the increase was due to the $3.5 million contract to the United States National Guard for AreaRAE wireless Rapid Deployment Kits to equip all Civil Support Teams throughout the United States and its territories and increases in sales for new products such as QRAE II, ToxiRAE III, 3 G PID and AreaRAE mainly in Europe. Partially offsetting these increases was a decline in China from mine safety equipment sales and a general sales slow down following the Beijing Olympics.
Cost of Sales & Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Cost of sales	$13,070	$12,011	$1,059	9%	$33,640	$30,880	$2,760	9%
Gross profit	$15,775	$13,322	$2,453	18%	$37,721	$32,443	$5,278	16%
Gross margin	55%	53%			53%	51%
     Cost of sales for the quarter ended September 30, 2008 increased by approximately $1.1 million or 9% over the quarter ended September 30, 2007 primarily as a result of increased sales volume. Gross margin increased by approximately 2% for the quarter ended September 30, 2008 compared with the quarter ended September 30, 2007. The increase in gross margin was due to increases in U.S. prices since May 2008 and sales of higher margin products.
     Cost of sales for the nine months ended September 30, 2008 increased by $2.8 million or 9% over the same period in 2007 primarily due to the overall increase in sales volume. Gross margin increased by approximately 2% for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007. The increase in gross margin was primarily due in part to an increase in U.S. prices since May 2008 and increased sales of higher margin wireless equipment.
Sales and Marketing Expense

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Sales and marketing	$5,197	$6,021	$(824)	-14%	$15,998	$17,323	$(1,325)	-8%
Percentage of net sales	18%	24%			22%	27%
     Sales and marketing expenses decreased by approximately $0.8 million or 14% for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 primarily due to company-wide cost-control initiatives and a workforce reduction programs that were put in place at the end of the first quarter of 2008 which resulted in the decreased office expenses, advertising and trade show expenses, consultant expenses and project expenses.
     Sales and marketing expenses decreased by approximately $1.3 million or 8% for the nine months ended September 30, 2008 over the same period during 2007 primarily due to company-wide cost-control initiatives and a workforce reduction programs that were put in place at the end of the first quarter of 2008 which resulted in the decreased advertising and trade show expenses, consultant expenses and project expenses.
     Research and Development Expense

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Research and development	$1,541	$1,819	$(278)	-15%	$4,822	$5,314	$(492)	-9%
Percentage of net sales	5%	7%			7%	8%
     Research and development expenses decreased by approximately $0.3 million or 15% during the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 primarily due to termination of certain R&D projects in our Shanghai operations.
     Research and development expenses decreased by approximately $0.5 million or 9% for the nine months ended September 30, 2008, primarily due to a $0.4 million decrease in project expenses at RAE Fushun with the completion of projects initiated in early 2007 to obtain product safety certificates and termination of certain R&D projects in our Shanghai and the U.S. operations.

Approximately $0.1 million of the decrease was due to lower amortization expenses resulting from the write-off of certain patents in China in December 2007.
General and Administrative Expense

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
General and administrative	$7,658	$4,326	$3,332	77%	$17,581	$13,417	$4,164	31%
Percentage of net sales	27%	17%			25%	21%
     General and administrative expenses increased by $3.3 million or 77% in the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 primarily due to $2.6 million increase in professional service expenses accrued for an internal investigation being conducted under the supervision of the Audit Committee of the Board of Directors and an increase in accounting and consulting expenses. Bad debt expenses increased by $0.4 million due to an increase in accounts receivable reserves at RAE Fushun and RAE Beijing.
     General and administrative expenses increased by approximately $4.2 million or 31% for the nine months ended September 30, 2008 over the same period during 2007 primarily due to $0.8 million of bad debt expenses related to an increase in accounts receivable reserves at RAE Fushun and RAE Beijing. A $2.3 million increase in professional service and outside services expenses is primarily due to approximately $3.2 million of professional fees related to the internal investigation conducted under the supervision of the Audit Committee of the Board of Directors and an increase in usage of outside consultants in 2008. A $0.4 million increase in facility and office expenses was primarily due to moving to a larger facility in Europe in late 2007.
Adjustment to Lease Abandonment Accrual

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Adjustment to lease abandonment accrual	$—	$—	$—	0%	$—	$(595)	$595	-100%
Percentage of net sales	0%	0%			0%	-1%
     In March 2007, we revised the estimated loss on abandonment of the lease related to our former headquarters in Sunnyvale, California and reduced operating expenses by $0.6 million. The change in estimate primarily reflected management’s expectation that the premises would be subleased under current market conditions for office rentals. During the second quarter of 2007, a sublease was executed with rents commencing in September 2007.
Other Income (Expense)

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Interest income	$36	$26	$10	38%	$122	$145	$(23)	-16%
Interest expense	(91)	(316)	225	-71%	(292)	(468)	176	-38%
Other, net	(192)	243	(435)	-179%	(110)	328	(438)	-134%
Equity in loss of unconsolidated affiliate	10	40	(30)	-75%	(26)	(35)	9	-26%

Total other income (expense)	$(237)	$(7)	$(230)	3286%	$(306)	$(30)	$(276)	920%

     For the quarter ended September 30, 2008, total other expense increased by $0.2 million compared to $7,000 for the quarter ended September 30, 2007. The increase was primarily the result of an increase of $0.4 million in other expenses due to an increase in unrealized currency loss, offset by a $0.2 million decrease in interest expense, as we reduced our lines of credits.
     For the nine months ended September 30, 2008, total other expense increased by $0.3 million compared to $30,000 for the nine months ended September 30, 2007. The increase was primarily the result of an increase of $0.4 million in other expenses mainly due to an increase in unrealized currency losses, offset by a $0.2 million decrease in interest expense, as we reduced our lines of credits.

Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Income tax benefit (expense)	$(494)	$(270)	$(224)	83%	$(1,159)	$(403)	$(756)	188%
Effective tax rate	-43%	-23%			-118%	13%
     Income tax expense for the nine months ended September 30, 2008 was $1.2 million or -118% of income before income taxes, minority interest, discontinued operations and the cumulative effect on change in accounting principle, compared to tax expense of $0.4 million or 13% of the income before income taxes and minority interest in the same period of 2007. At December 31, 2007, we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax assets, and we continued to maintain the full valuation allowance as of September 30, 2008. We calculated our interim income tax expense based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which they occur and be excluded from the effective tax rate calculation. The tax rate for the third quarter of fiscal year 2008 differed from the U.S. statutory rate primarily due to foreign earnings taxed at lower rates and foreign losses not benefited. The tax rate for the third quarter of fiscal year 2007 differed from the U.S. statutory rate primarily due to foreign earnings taxed at lower rates and foreign losses not benefited.
Minority Interest in (Income) Loss of Consolidated Subsidiaries

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Minority interest in (income) loss of consolidated subsidiaries	$(90)	$(4)	$(86)	2150%	$(115)	$35	$(150)	-429%
     For the quarter ended September 30, 2008, minority interest in income of consolidated subsidiaries increased $86,000 from $4,000 for the quarter ended September 30, 2007. The increase in minority interest in income of consolidated subsidiaries was mainly due to the continued profit contribution from RAE Fushun since the second quarter of 2008. The minority ownership was 4% of RAE Beijing, 30% of RAE Fushun and 51% of RAE France.
     For the nine months ended September 30, 2008, minority interest in income of consolidated subsidiaries increased $150,000 from a loss of $35,000 for the nine months ended September 30, 2007. The increase in minority interest in income of consolidated subsidiaries was mainly due to RAE France’s increase in profitability and the decrease in losses from RAE Fushun beginning in the second quarter of 2008. The minority ownership was 4% of RAE Beijing, 30% of RAE Fushun and 51% of RAE France.
Gain (Loss) From Discontinued Operations
     On August 24, 2007, the Board of Directors approved the discontinuation of the Company’s mobile DVR business in order to reduce expenses and concentrate resources on the Company’s gas and radiation detection business. On August 28, 2007, we notified our DVR customers, terminated all personnel not reassigned to continuing operations and suspended the DVR related production and sales activities. Because the DVR business operated at a substantial loss, management intended to liquidate the tangible assets, mainly inventories of component parts. Accordingly, the value of theses assets has been adjusted to reflect the anticipated disposals.
     As a result of discontinuing the DVR business, management impaired the remaining value of the intangible assets and goodwill acquired in the purchases of Aegison in July 2006 and Securary in January 2007. The recognized loss in the quarter ended September 30, 2008 of $4,000 was principally due to uncollectible accounts receivable written off. The recognized gain of $11,000 for the nine months ended September 30, 2008 was mainly due to net gains on the liquidation of assets and the settlement of obligations.

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of the DVR business are reported as discontinued operations for all periods presented. The financial results included in discontinued operations were as follows:

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Gain (loss) from discontinued operations before income taxes	$(4)	$(4,348)	4344	-100%	$11	$(4,988)	4999	-100%
Income tax benefit	—	1,057	(1,057)	-100%	—	1,212	(1,212)	-100%

Gain (loss) from discontinued operations, net of tax	$(4)	$(3,291)	$3,287	-100%	$11	$(3,776)	$3,787	-100%

Liquidity and Capital Resources
     We have financed our operations primarily through cash flow from operations, proceeds from the issuance of equity securities, and bank borrowings. As of September 30, 2008, we had $14.8 million in cash and cash equivalents compared with $15.9 million of cash and cash equivalents at December 31, 2007. At September 30, 2008, we had $40.0 million of working capital and had a current ratio of 2.6 to 1.0 compared to $40.9 million of working capital and a current ratio of 2.8 to 1.0 at December 31, 2007.
     We maintain a single $15.0 million revolving line of credit to support our operations in the United States. This credit facility is subject to annual renewal and will next expire in March 2009.
     We are required to comply with certain financial covenants and reporting requirements in addition to the ongoing requirement to submit quarterly financial statements. As of September 30, 2008, we were in full compliance with all of the borrowing requirements, including certain financial covenants. As of September 30, 2008 and December 31, 2007, no amounts were outstanding against loan agreements in the United States. Interest accrues at the floating prime bank lending rate minus 50 basis points.
     In May 2007, we obtained an unsecured line of credit for RMB 20 million or approximately $2.9 million to provide working capital in China. The outstanding balance of RMB 4 million or approximately $584,000 was repaid on July 24, 2008. Interest accrued on this balance at a fixed rate of 6.84%. In May 2008, we obtained a new unsecured loan for RMB 3 million or approximately $438,000 to replace the May 2007 facility when it expired in July 2008. Interest accrues on this balance at a fixed rate of 7.47%. The outstanding balance is due on May 29, 2009.
     In October 2007, we obtained a second unsecured line of credit for RMB 10 million or approximately $1.5 million to provide working capital in China. The outstanding balance of RMB 10 million or approximately $1.5 million was repaid on September 1, 2008. Interest accrued on this balance at a fixed rate of 8.019%.
     As of September 30, 2008, we had $0.3 million of long term deferred tax liabilities. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next twelve months. We will continue to accrue for uncertain tax positions during 2008 using the effective tax rate. Interest recognized for the three and nine-month period ended September 30, 2008 was $31,000 and $90,000, respectively.
     A summary of our Condensed Consolidated Statement of Cash Flows follows:

	Nine Months Ended
	September 30,
(in thousands)	2008	2007
Net cash provided by (used in):
Operating activities	$2,340	$(14,365)
Investing activities	(892)	(353)
Financing activities	(3,004)	4,811
Effect of exchange rate changes on cash and cash equivalents	418	(54)

Net decrease in cash and cash equivalents	$(1,138)	$(9,961)

Operating Activities
     Net cash provided by operating activities for the nine months ended September 30, 2008, was $2.3 million compared with net cash used in operating activities of $14.4 million for the nine months ended September 30, 2007. The $16.7 million improvement in operating cash flows for the nine months ended September 30, 2008, was primarily due to decreased losses after adjusting for non-cash items of $0.6 million offset by a positive change in working capital of $15.9 million, which consisted primarily of lower trade accounts receivable and notes receivable of $8.6 million and increases in payables to affiliates of $2.4 million, trade liabilities of $2.2 million, income taxes payable of $1.1 million and deferred revenue of $1.2 million.
Investing Activities
     Net cash used by investing activities for the nine months ended September 30, 2008 was $0.9 million compared with $0.4 million for the nine months ended September 30, 2007. The change for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007 was primarily due to the sale of investments in 2007 totaling $3.2 million and lower spending on acquisitions and capital equipment during the first nine months of 2008 of approximately $2.6 million as compared to the first nine months of 2007.
Financing activities
     Net cash used in financing activities was $3.0 million for the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $4.8 million for the nine months ended September 30, 2007. The change is primarily attributable to net loan payments totaling $2.3 million in 2008 compared to $6.7 million of proceeds from bank loans during the first nine months of 2007, while payments on notes to related parties decreased during the first nine months of 2008 by $1.0 million in comparison to the first nine months of 2007.
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
Concentration of Credit Risk
     Currently, we have cash and cash equivalents deposited with major financial institutions in the countries where we conduct business. Our deposits may exceed the amount of insurance available to cover such deposits. To date, we have not experienced any losses of deposits of cash and cash equivalents. Management regularly reviews our deposit amounts and the credit worthiness of the financial institutions which hold our deposits.
Interest Rate Risk
     As of September 30, 2008, we had cash and cash equivalents of $14.8 million. Changes to interest rates over time may reduce or increase interest income, but the impact on our cash and cash equivalents is expected to be insignificant.
Foreign Currency Exchange Rate Risk
     For the nine months ended September 30, 2008, a substantial portion of our recognized revenue was generated by our Asia operations (41%) and was primarily denominated in RMB. Revenue denominated in U.S. dollars is generated primarily from operations in the Americas (42%), and revenue from our European operations (17%) is primarily denominated in Euros. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Since January 2008, our operations in China have been affected by currency fluctuations due to an approximate 6.7% appreciation of the RMB relative to the U.S. dollar.

     Our strategy has been to increase overseas manufacturing and research and development activities to capitalize on lower cost capacity and efficiencies in supply-chain management. In 2004 and 2006, we made strategic investments in China with the acquisition of a 96% interest in RAE Beijing, a Beijing-based manufacturer and distributor of environmental safety and security equipment and the formation of RAE Fushun in late 2006 to capitalize on increases in demand for safety equipment in the mining and energy market sectors in China. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the U.S. dollar and other currencies. If, for example, there was a hypothetical 10% change in the RMB relative to the U.S. dollar, the effect on our profits would have been approximately $0.5 million for the nine months ended September 30, 2008. If the currencies in all other countries in Europe and Asia where we have operations were to change in unison with the RMB by a hypothetical 10% against the U.S. dollar, the approximate effect on our profits would be $0.5 million for the nine months ended September 30, 2008. The reduction in the impact of the RMB is due to the offset of changes in reported net sales in our other units resulting from changes in those countries local currencies.
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
Item 4. Controls and Procedures
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Other Control Changes
     Additional control were established during the quarter to prevent and detect transactions that are not in compliance with the FCPA. Such controls included revisions to our travel, entertainment and gift policy at our China operations, and appointment of a senior finance officer to focus on the remediation of the FCPA issues. We are in the process of finalizing a complete remediation plan, including FCPA training, which we have begun to implement.

PART II. Other Information
Item 1. Legal Proceedings
Regulatory Compliance
     During fiscal year 2008, our internal audit department identified certain payments and gifts made by certain personnel in our China operations that may have violated the Foreign Corrupt Practices Act (“FCPA”). Following this discovery, the Audit Committee of our Board of Directors initiated an independent investigation. We recently made a voluntary disclosure to the United States Department of Justice (“DOJ”) regarding the results of our investigation to date. We have also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with FCPA violations. We are cooperating with the DOJ in connection with their review of the matter and are seeking to achieve a negotiated resolution of all matters pertaining to the transactions in question. However, the final outcome of this or any future government investigation cannot be predicted with certainty and any indictment, conviction or material fine, debarment or settlement arising out of these investigations could have a material adverse affect on our business, financial condition, results of operation and future prospects.
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
     On March 26, 2008, Polimaster filed a Notice of Appeal in the district court. The Ninth Circuit has set a Time Schedule Order for this appeal, in a case entitled Polimaster Ltd., et al. v. RAE Systems Inc., No. 08-15708. Polimaster submitted its opening brief on August 22, 2008, and RAE Systems’ filed its brief on October 6, 2008. Polimaster’s optional reply is due on November 6, 2008. Oral argument has not been scheduled at this time.
     On June 5, 2008, RAE Systems filed a procedural motion in the Ninth Circuit to request its leave to permit the Northern District of California to make corrections. Polimaster filed its response on June 19, 2008, and RAE Systems replied on June 30, 2008. RAE Systems filed a motion for corrections in the Northern District of California on July 25, 2008. Polimaster opposed this motion on August 8, 2008, and RAE Systems submitted its Reply on August 15, 2008. The requested corrections relate to the enforcement of the Arbitration Award. A hearing on this motion was held on August 29, 2008 in the Northern District of California, and RAE Systems’ motion was dismissed without prejudice pending leave from the Ninth Circuit to make corrections.
     The Ninth Circuit denied RAE Systems’ motion on August 29, 2008. In response to the Ninth Circuit’s denial of RAE Systems’ motion, the Northern District issued an order on September 9, 2008, requesting permission from the Ninth Circuit to make corrections sought by RAE Systems. This request is still pending before the Ninth Circuit. Based upon the Northern District’s September 9th order, RAE filed a motion for reconsideration with the Ninth Circuit on September 11, 2008. Polimaster opposed the motion on September 19, 2008. This request is still pending before the Ninth Circuit.
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
We have discovered potential violations of the Foreign Corrupt Practices Act, the resolution of which could have a material adverse impact on our financial condition and results of operations.
     During fiscal year 2008, our internal audit department identified certain payments and gifts made by certain personnel in our China operations that may have violated the FCPA. Following this discovery, the Audit Committee of our Board of Directors initiated an independent investigation. We recently made a voluntary disclosure to the DOJ regarding the results of our investigation to date. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with FCPA violations. We are cooperating with the DOJ in connection with their review of the matter and are seeking to achieve a negotiated resolution of all matters pertaining to the transactions in question. However, the final outcome of this or any future government investigation cannot be predicted with certainty and any indictment, conviction or material fine, debarment or settlement arising out of these investigations could have a material adverse affect on our business, financial condition, results of operation and future prospects.
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
     The Sarbanes-Oxley Act of 2002 (the “Act”) and the rules promulgated by the SEC and the American Stock Exchange (“AMEX”) in relation thereto require significant legal, financial and accounting compliance costs, and we expect these costs to continue indefinitely. In particular, given the complexity of our international operations relative to our size, our compliance costs are expected to continue to result in comparatively high general and administrative expenses as a percentage of our revenue.
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
     Like other companies operating or selling internationally, we are subject to the FCPA and other laws which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We make sales in countries known to experience corruption. Our sales activities in such countries create the risk of an unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors which could be in violation of various laws including the FCPA, even though such parties are not always subject to our control. We have implemented new policies and procedures to prevent losses from such practices and to discourage such practices by our employees, consultants, sales agents and distributors and are continuing our efforts to improve such policies and procedures. However, our existing safeguards and any improvements may prove to be less than effective and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, financial condition and results of operations.
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
     While there is no single patent or license to technology of material significance to the Company, our ability to compete is affected by our ability to protect our intellectual property rights in general. For example, we have a collection of patents related to our photoionization detector technology, the first of which expires in 2012, and our ability to compete may be affected by any competing similar or new technology. In addition, if we lose the licensing rights to a patented or other proprietary technology, we may need to stop selling products incorporating that technology and possibly other products, redesign our products or lose a competitive advantage. We cannot ensure that our future patent applications will be approved or that our current patents will not be challenged by third parties. Furthermore, we cannot ensure that, if challenged, our patents will be found to be valid and enforceable. Any litigation relating to our intellectual property rights could, regardless of the outcome, have a material adverse impact on our business and results of operations.
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
     Our executive officers and directors, in the aggregate, beneficially own approximately 33% of our common stock as of September 30, 2008. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.
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
November 6, 2008

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