Form 10-K
period 2008-12-31
RAE SYSTEMS INC
filed 2009-03-13
CIK 1084876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-31783

RAE Systems Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0280662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3775 North First Street San Jose, California (Address of principal executive offices)	95134 (Zip Code)

408-952-8200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value per share	NYSE Alternext US

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $84,983,775, based upon the closing sale price of $1.43 on the NYSE Alternext US (formerly the American Stock Exchange) on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. As of the close of business on February 28, 2009, the number of shares of registrant’s Common Stock outstanding was 59,443,914.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

RAE SYSTEMS INC.

INDEX TO

ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2008

PART I

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “estimate,” “potential,” or “continue,” and other words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revisions or update to these forward-looking statements. Readers should carefully review the risk factors described herein and in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we file for the fiscal year 2009.

ITEM 1.	BUSINESS

Overview

RAE Systems Inc. (referred to herein as the “Company”, “we”, or “our”) was founded in 1991 to develop technologies for the detection of hazardous materials in environmental remediation and chemical spill clean-ups. We have a broad patent portfolio consisting of 14 issued and pending U.S. patents, one Japan patent, six pending EU patents and five granted and eight pending China technology patents in gas and radiation detection technology that are the basis for many of our products.

We are a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical and radiation detection monitors and networks for application in five key markets: oil and gas, hazardous material management, industrial safety, civil defense and environmental remediation. We provide personal, portable and wireless sensor networks that enable our customers in more than 95 countries to identify safety and security threats in real-time.

We offer a comprehensive product portfolio of fixed and portable breathing zone single and multi-sensor chemical and radiation detection products, many with wireless integrated systems capability. Our technologically advanced products are based on proprietary patented technology. Industrial applications include the detection of toxic industrial chemicals, volatile organic compounds and petrochemicals. Our products are deployed in oil and gas facilities, petrochemical and plastics plants, steel mills and in other types of manufacturing facilities. Our products enable the military and first responders such as firefighters, law enforcement and other emergency management personnel to detect and provide early warning of hazardous materials.

We have significant operations in People’s Republic of China (“China”), including research and development and manufacturing operations in Shanghai. We own 96% of RAE-KLH (Beijing) Co., Limited, or RAE Beijing, a manufacturer and distributor of safety, environmental and personal protection monitors and equipment. We own a 70% interest in RAE Coal Mine Safety Instruments (Fushun) Co., Ltd., hereinafter referred to as RAE Fushun. RAE Fushun offers a wide range of portable and fixed use safety products, primarily to the China coal mining industry.

Additional information about the Company is available on our web site at www.raesystems.com. Information contained on or accessible through our web site is not part of this Annual Report or our other filings with the Securities and Exchange Commission (“SEC”). We make available, free of charge on our web site, access to our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file them electronically with or furnish them to the SEC.

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

Photoionization detectors use ultraviolet light to ionize gas molecules into charged particles. This produces a flow of electrical current proportional to the concentration of the charge. Our patented photoionization detector technology enables dependable, linear, part-per-billion range readings for many toxic gases and vapors. Photoionization detection is particularly suited to the detection of the highly toxic, long-chain, low vapor pressure volatile organic compounds associated with many toxic industrial chemicals. Our products that use this technology include: the MultiRAE Plus, AreaRAE, AreaRAE Steel, MiniRAE 3000, MiniRAE Lite, ppbRAE 3000 and UltraRAE 3000.

Integrated Wireless Products

We have developed wireless capabilities for many of our gas monitoring instruments that enable detection from remote locations. Our AreaRAE and MeshGuard products offer wireless-enabled gas detectors which provide real-time transmission of monitoring information to a base station located up to two miles away from the detectors. The AreaRAE incorporates technologies such as global positioning system (GPS) receivers and geographic information system (GIS) capabilities to create awareness of hazardous conditions for decision makers located remotely in a central command and control location. In addition, the AreaRAE can interface with the Internet, making measurements available from virtually any location with Internet access.

Our AreaRAE Gamma combines a multi-gas and radiation detector equipped with a wireless radio frequency modem that allows the unit to communicate and transmit sensor and other information on a real-time basis to a remotely located base controller. AreaRAE Steel is a stainless steel version of the AreaRAE that meets the intrinsic safety requirements of the European Union (ATEX).

MeshGuard, introduced in October 2008, is a new family of wireless products designed to replace the “fixed” sensor systems that must be deployed for oil and gas exploration. This family of products uses “mesh-radio” to create a self healing network where each sensor has both a radio receiver and transmitter. This architecture gives the MeshGuard sensor the ability to transmit radio data in and around metal structures that are generally difficult for clear radio transmission.

Our wireless products include the AreaRAE, AreaRAE Steel, AreaRAEGamma, MeshGuard and RAELink3.

Radiation Products

We have developed technology for alpha, gamma and neutron particle detection. These technologies are incorporated into highly sensitive handheld instruments capable of detecting low levels of radiation on a real-time basis. Dosimeters are used in nuclear power plants to protect personnel from long-term radiation exposure. Our radiation products include Gamma RAE IIR, NeutronRAE II, AreaRAE Gamma, AreaRAE Steel Gama and DoseRAE.

Sales, Marketing and Distribution

Most of our products are sold through a worldwide organization that includes direct sales personnel and distributors managed from our San Jose, California headquarters, our Beijing and Fushun, China operations and our Copenhagen, Denmark European headquarters. We sell products in more than 95 countries and through an international network of sales representatives and distributors.

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

Our wireless detection products, specifically the AreaRAE and MeshGuard suite of products and their peripherals, are largely sold directly in the United States and Europe, with customers identified through external manufacturers’ representatives. This channel was established because of the technical expertise required to advise and sell these complex monitoring systems.

Our marketing efforts are focused on increasing brand awareness and creating product preference through print advertising, direct mail, email marketing, web sites, trade shows and focused sales strategies. The primary responsibility of our product managers is to develop marketing programs targeted towards specific audiences in the areas of wireless systems, portable products, consumable products and government requirements.

Customers

We have significant numbers of instruments currently in service in more than 95 countries, with many of the world’s leading corporations. Our products are used in civilian and government atmospheric monitoring programs. Our end-user customers include many industrial companies that use hazardous chemicals as part of their manufacturing processes. We serve customers in five key markets: energy, hazardous material management, industrial safety and civil defense and environmental services. Our products are used in confined space entry monitoring programs, public venue protection, first responders, law enforcement, all branches of the armed forces and numerous local, state and federal agencies and departments.

Research, Development and Engineering

We continue to expand our product offerings through advances in sensors, and wireless networking technologies, including:

•	the RAELink 3 a wireless modem with integrated GPS and Bluetooth radio technology that provides a data bridge for our products and complementary products such as chemical warfare agents and particle counters

•	AutoRAE Lite a fast calibration and bump test station for personal and portable toxic gas monitors

•	Solar power stations for placing AreaRAE monitors in remote locations

•	Solid polymer sensors for oxygen that comply with EU, China and California reduction of hazardous substances (RoHS) acts.

•	MeshGuard wireless, mesh radio based, explosive and toxic gas detection for oil and gas exploration, both on-shore and off-shore that give users a significant time a monitoring advantage over older fixed systems.

The adoption of modular product design and flexible rapid manufacturing have resulted in improved system performance as well as advanced scalability, thereby allowing rapid development of new products. Eight new portable products were introduced in 2008 for use in confined space/hazardous materials applications, including the ToxiRAE 3 single gas monitor, the MiniRAE 3000 for volatile organic compound (VOC) measurement, MiniRAE Lite for VOC measurement where intrinsic safety certification is not required, the ppbRAE 3000 for measuring VOC’s in the parts-per-billion range, the UltraRAE for the compound specific measurement of benzene, AutoRAE Lite single gas calibration station and the QRAE 2 four-gas monitor for regulation compliant confined space entry. We expect to receive governmental and industry certifications for our products in various jurisdictions.

Manufacturing

We have ISO 9001 certified manufacturing operations in California and Shanghai.

We lease a modern 61,000 square foot manufacturing facility with laboratory space in Shanghai, China, where the majority of our components and products are manufactured. We lease a 67,000 square foot office, manufacturing, integration and test site in San Jose, California, where we manufacture some of our more complex and sensitive sensors. We have limited manufacturing capabilities in our RAE Beijing operations, consisting of 106,000 square feet, of which 41,000 square feet are dedicated to manufacturing and the balance to sales, marketing and administrative functions. We own the 239,000 square foot facility in Fushun, China, of which 179,000 square feet are dedicated to manufacturing and the balance to sales, marketing and administrative functions.

Competition

The markets for gas detection monitoring devices and wireless gas monitoring systems are highly competitive. Our global gas detection competitors include Industrial Scientific Corporation, Mine Safety Appliances Company, Honeywell (BW Technologies), Ion Science, Draeger Safety Inc., Gastec Corporation and Bacou-Dalloz. In addition, China specific gas detection competitors include Ex-Saf and Cosmos, local China brands with established distribution networks.

Competitors in the gas monitoring industry differentiate themselves on the basis of their sensor technology, product quality, language support, service offerings, sales capabilities, cost and time to market. An emerging differentiator is the ability to manage data for long term exposure records and incident management. We believe we compete strongly in each of these areas and consider ourselves an industry leader in the design, development, marketing and manufacture of toxic gas monitoring devices. In particular, we believe our ability to develop products that integrate different chemical detection techniques, such as photoionization detectors, electrochemical sensors for specific toxic chemicals and combustible gas detectors, along with communication technologies that allow wireless data transfer, provide us with a competitive advantage. In addition, we believe our single user interface, training and support materials are a valuable resource for our distributors and end-users, which make our products more attractive to customers.

Many of our gas detection competitors, however, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than us. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and/or devote more resources to technology and systems development.

We differentiate our radiation detection products on their intrinsic safety certifications and the dual nature of our products. Our Gamm RAE II R combines both a detector and dosimeter. Our Newtron RAE combines both gamma radiation and neutron detectors. Our Area RAE Gamma combines wireless gas detection and gamma radiation monitoring. Competitors in the radiation detection market include Canberra, Exporanium, ICx, MGP, Polimaster Ltd., Santa Barbara Systems, Smiths, Thermo Fisher and TSA Limited.

Employees

As of December 31, 2008, we employed 1,324 individuals. Our employees are not covered by a collective bargaining agreement. We have never experienced an employee-related work stoppage and consider our employee relations to be good.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions held by our executive officers.

Name	Age	Position

Robert I. Chen	61	President, Chief Executive Officer and Chairman of the Board
Randall Gausman	59	Vice President and Chief Financial Officer
Peter C. Hsi	58	Chief Technology Officer
Christopher Hameister	54	Vice President Asia-Pacific, Europe and Middle East Business Operations
Michael Ownby	54	Vice President of Finance and Chief Compliance Office for China Operations
Fei-Zhou Shen	46	Vice President China Business Operations
Ryan Watson	36	Vice President Americas Sales and Marketing
Ming-Ching Tang	58	Vice President Manufacturing
Hong T. Sun	46	Vice President of Engineering and Business Development

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

Randall Gausman joined RAE Systems in October 2006 as Chief Financial Officer. From May 2006 until joining the Company, Mr. Gausman worked as an independent financial consultant. From April 2002 to May 2006, Mr. Gausman served as Chief Financial Officer of Tut Systems, Inc., which delivered industry leading content processing and distribution products for deploying next-generation video and IP services over broadband networks. Previously he served as co-founder and CFO of Zantaz, Inc. and a senior finance executive at American President Companies. Mr. Gausman holds both a bachelor of science and masters in business administration from the University of Southern California, as well as a certificate in corporate finance from the University of Michigan School of Business Administration.

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

Christopher Hameister has served as Vice President of Asia-Pacific, Europe, Middle East Business Operations since January 2007. Previously, Mr. Hameister served as Vice President of Worldwide Sales with RAE Systems from July 2006 to January 2007. In the last 25 years, Mr. Hameister’s experiences have all been with instrumentation companies, including seven years, prior to rejoining the company in July 2005, as Director of Marketing and Sales with RAE Systems and six years with Thermo Instruments as Business Operation Manager. Mr. Hameister holds a BS from the University of Adelaide, South Australia and a certificate in marketing from University of New South Wales.

Michael Ownby serves as our Vice President of Finance and Chief Compliance Officer for the Company’s operations in Beijing, Fushun and Shanghai, China. Since December 2008 he has served as a board member on RAE Coal Mine Safety Instruments (Fushun) Co., Ltd. Previously, Mr. Ownby served as Treasurer and Corporate Secretary with RAE Systems from July 2005 until October 2008. Prior to joining RAE Systems he founded MRO’s Strategic Services, co-founded DBA Capital Advisory Services and held other key business and executive positions at both private and public companies. Mr. Ownby holds a Bachelor of Science in Business Administration and Accounting from the University of Tennessee in Knoxville.

Fei-Zhou Shen joined RAE Systems in May 2001 and has served in various key roles including Vice President of Worldwide Manufacturing. Mr. Shen is currently Vice President of China Business Operations. Mr. Shen has over 20 years of business experience serving in key business and strategic management roles. Mr. Shen has a BS in Mechanical Engineering from Shanghai Jiao-Tong University and a MS in Mechanical Engineering from the University of Idaho.

Ryan Watson joined RAE Systems in May 1999 as the Midwestern Regional Sales Manager. He has served as Director of Eastern US and Canadian Sales. He was promoted to Vice president of Americas Sales and Marketing in March 2008. Mr. Watson has over 14 years of field experience selling into multiple market segments including Industrial, First Responder, Government/Military, Oil-Gas and Petrochemical as well as Environmental applications. Mr. Watson has a BS in Human Environmental Sciences from the University of Missouri.

Dr. Hong T. Sun joined RAE Systems in May 1997 as Member of Technical Staff, and has served in the following roles: Director of Sensor Program, Vice President of Engineering, and Vice President of Business Development. His current title is Vice President of Engineering and Business Development. Dr. Sun received a Ph.D. in Electronic Engineering from Xi’an Jiaotong University, China.

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

During fiscal year 2008, our internal audit department identified certain payments and gifts made by certain personnel in our China operations that may have violated the Foreign Corrupt Practices Act (“FCPA”). Following this discovery, the Audit Committee of our Board of Directors initiated an independent investigation. We have made a voluntary disclosure to the United States Department of Justice (“DOJ”) and the SEC regarding the results of our investigation. We have also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with FCPA violations. We are cooperating with the DOJ and the SEC in connection with their review of the matter and are seeking to achieve a negotiated resolution of all matters pertaining to the transactions in question. However, the final outcome of this or any future government investigation cannot be predicted with certainty and any indictment, conviction or material fine, debarment or settlement arising out of these investigations could have a material adverse affect on our business, financial condition, results of operation and future prospects.

Economic conditions could materially adversely affect our business.

The current financial turmoil affecting the banking system and financial markets and the possibility that additional financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets and a low level of liquidity in many financial markets. There could be a number of follow-on effects from the credit crisis on our business, including the insolvency of key suppliers or their inability to obtain credit to finance manufacturing of their products, resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products; and/or customer, including channel partner, insolvencies. Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as businesses and governments may postpone spending in response to tighter credit and/or negative financial news, which could have a material negative effect on demand for our products. Our operating results could also be adversely affected by the recent strengthening of the U.S. dollar against various foreign currencies.

Political events, war, terrorism, natural disasters, and other circumstances could materially adversely affect us.

War, terrorism, geopolitical uncertainties, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us and our suppliers, logistics providers, manufacturing vendors, and customers, including channel partners. Our business operations are potentially subject to interruption by natural disasters, fire, power shortages, terrorist attacks and other hostile acts, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers, including channel partners, or to receive components from our suppliers, and create delays and inefficiencies in our supply chain.

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

We recorded net losses of $7.2 million, $14.7 million and $1.5 million for 2008, 2007 and 2006, respectively. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely result in a negative effect on the market price of our stock. In addition, our financial results have historically bordered at or near profitability, and if we continue to perform at this level, the financial impact may be magnified and we may experience a disproportionate impact on our trading price as a result. If we continue to incur losses, any particular financial event could result in a relatively large change in our financial results or could be the difference between us having a profit or a loss for the particular quarter in which it occurs.

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

The market for gas and radiation detection monitoring devices is highly competitive. Competitors in the gas and radiation monitoring industry differentiate themselves on the basis of their technology, quality of product and service offerings, cost and time to market. Our primary competitors in the gas detection market include Industrial Scientific Corporation, Mine Safety Appliances Company, Honeywell (BW Technologies), Ion Science, Draeger Safety Inc., Gastec Corporation and Bacou-Dalloz Group. Our competitors in the radiation market include Canberra, Exporanium, ICx, MGP, Polimaster Ltd., Santa Barbara Systems, Smiths, Thermo Fisher and TSA Limited. Several of our competitors such as Mine Safety Appliances Company, Draeger Safety Inc. and Smiths have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than we do. In addition, some of our competitors may be able to:

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

The Sarbanes-Oxley Act of 2002 (the “Act”) and the rules promulgated by the SEC, the American Stock Exchange (“AMEX”) and the New York Stock Exchange in relation thereto require significant legal, financial and accounting compliance costs, and we expect these costs to continue indefinitely. In particular, given the complexity of our international operations relative to our size, our compliance costs are expected to continue to result in comparatively high general and administrative expenses as a percentage of our revenue.

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

In our 2006 annual report on Form 10-K, management identified one material weakness relating to assurance that information from our Chinese subsidiaries has been properly adjusted to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for inclusion in our annual or interim financial statements. As a consequence, beginning with the first quarter of 2007, management of the Company initiated steps to implement a number of compensating controls and remediation measures to improve the level of assurance to ensure that the information from our Chinese subsidiaries had been properly adjusted to U.S. GAAP. As of December 31, 2007, our management concluded that the previously identified material weakness in our internal control over financial reporting had been remediated. Our internal control over financial reporting and management’s remediation efforts is available under the subheading “Management’s Report on Internal Control over Financial Reporting”, in our annual report of Form 10-K and under the subheading “Controls and Procedures” therein.

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

From time to time we enter into government contracts that contain provisions which subject us to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. For example, a portion of our federal contracting has been done through our distributors who are on the Federal Supply Schedules from the United States General Services Administration (GSA). GSA Schedule contracts which we may enter into often include a clause known as the “Price Reductions” clause; the terms of that clause are similar but not identical to a “most favored customer” clause in commercial contracts. Under that clause, we may agree that the prices to the government under the GSA Schedules contract will maintain a constant relationship to the prices charged to certain commercial customers, i.e., when prices to those benchmark customers drop, our prices on our GSA Schedules contract must be adjusted accordingly. Although when we are party to these contracts we undertake extensive efforts to comply with the Price Reductions clause, it is possible that we may have an unreported discount offered to a “Basis of Award” customer and may have failed to honor the obligations of the Price Reductions clause. If that occurs, we could, under certain circumstances, be subject to an audit, an action in fraud, or other adverse government actions or penalties.

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

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For the years ended December 31, 2008 and 2007, approximately 43% and 46% of our revenues, respectively, were from sales to customers located in Asia and approximately 16% and 13% of our revenues, respectively, were from sales to customers located in Europe. We have manufacturing facilities in China and in the United States. A significant portion of our products and components are manufactured at our facility in Shanghai, China.

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

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights or disputes relating to the validity or alleged infringement of third-party rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. We may incur significant costs in acquiring the necessary third party intellectual property rights for use in our products. Third party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on less favorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements, any one of which could seriously harm our business. For example, for the last several years we have been involved in a dispute with Polimaster Ltd. which required us to incur substantial professional fees. Although we ultimately prevailed, it is uncertain whether we will be able to recover any of the amounts awarded to us.

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

We currently own approximately 40% of Renex Technology Ltd. (“Renex”), a wireless systems company. We are required to incorporate our share of its expenses as losses in our Consolidated Statements of Operations. If Renex does not begin to generate revenues at the level we anticipate or otherwise incurs greater losses, we could incur greater losses than we anticipate and our results of operations will suffer.

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

Our executive officers and directors, in the aggregate, beneficially own approximately 33% of our common stock as of December 31, 2008. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters and principal offices are located in a facility we lease in San Jose, California. The San Jose facility consists of approximately 67,000 square feet, which we have occupied since May 2005, and which includes research and development, sales and marketing, general and administrative and manufacturing operations. The lease expires in December 2017.

We lease manufacturing and research and development facilities in Shanghai, China. The lease on the manufacturing facility (44,000 square feet) expires in September 2014 and contains an option, subject to local government approval, to purchase the property. The lease on the research and development/sensor laboratory (17,000 square feet) expires in October 2009.

In December 2008, we purchased the land use rights for 50 years to 14.8 acres of land in Shanghai. We plan to use this site to construct a new manufacturing and research and development facility, which would replace our current Shanghai facility.

In addition, RAE Beijing owns a manufacturing facility consisting of approximately 106,000 square feet, of which 41,000 square feet is dedicated to the manufacturing of RAE Beijing’s products and the storage of the inventory.

In October 2008, we relocated our operations to a new owner occupied 239,000 square foot manufacturing facility in Fushun, China. Related offices, a research and development facility and living quarters totaling 152,000 square feet are planned but have not been completed at this time.

We maintain a sales office in Shatin, Hong Kong, from which we sell our products throughout Asia, excluding the People’s Republic of China. The lease expires in April 2011. We also maintain sales and service centers in Copenhagen, Denmark, the United Kingdom, France and United Arab Emirates, from which we sell our products to Europe, Australia, New Zealand, the Middle East and Africa. The new lease of the Copenhagen facility expires in September 2014.

We abandoned a leased facility in Sunnyvale, California of approximately 25,000 square feet in May 2005 that served as our former corporate headquarters and United States manufacturing facility. The lease for the abandoned facility expires in October 2009. The facility is currently subleased.

ITEM 3.	LEGAL PROCEEDINGS

Regulatory Compliance

During fiscal year 2008, our internal audit department identified certain payments and gifts made by certain personnel in our China operations that may have violated the FCPA. Following this discovery, the Audit Committee of our Board of Directors initiated an independent investigation. We have made a voluntary disclosure to the DOJ and the SEC regarding the results of our investigation. We have also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with FCPA violations. We are cooperating with the DOJ and the SEC in connection with their review of the matter and are seeking to achieve a negotiated resolution of all matters pertaining to the transactions in question. However, the final outcome of this or any future government investigation cannot be predicted with certainty and any indictment, conviction or material fine, debarment or settlement arising out of these investigations could have a material adverse affect on our business, financial condition, results of operation and future prospects.

Polimaster Ltd., et al. v. RAE Systems Inc., United States District Court for the Northern District of California, Case No. 05-CV-01887-JF, United States Court of Appeals for the Ninth Circuit, No. 08-15708.

Polimaster Ltd. and Na&Se Trading Company, Ltd. (“Polimaster”) filed a complaint against the Company on May 9, 2005, in the United States District Court for the Northern District of California in a case titled Polimaster Ltd., et al. v. RAE Systems Inc. (Case No. 05-CV-01887-JF). The complaint alleges, among other things, that the Company breached its contract with Polimaster and infringed upon Polimaster’s intellectual property rights. The dispute was subject to a contractual arbitration agreement, although the federal court retained jurisdiction over the matter pending completion of the arbitration. The arbitration was conducted in the spring of 2007.

In September 2007, a Final Award was issued in the arbitration. The arbitrator ruled that Polimaster failed to prove its claims and was not entitled to any relief; that the Company had proven its counterclaims and was awarded damages of approximately $2.4 million; and that as the prevailing party, the Company was entitled to recover costs in the amount of $46,000. On October 5, 2007, RAE Systems filed a motion to confirm the Final Award. On October 17, 2007, Polimaster filed an opposition to RAE’s motion to confirm the Final Award and filed its own motion to vacate the Final Award. Both motions were heard on December 7, 2007, and the district court confirmed the Final Award in an order dated February 25, 2008. The district court entered judgment in favor of RAE and against Polimaster on January 23, 2009. Although the Company has been awarded damages, attorney’s fees and costs, at this time, the Company is unable to determine whether it will be able to collect these amounts due to uncertainty regarding Polimaster’s financial condition and other factors.

Polimaster has appealed the portion of the District Court’s order confirming the arbitration award pertaining to the award of damages and costs to the Company in connection with its counterclaims, and the appeal is currently pending in the United States Court of Appeals for the Ninth Circuit. Briefing on the appeal has been completed by both sides. Oral argument has not been scheduled at this time.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on the American Stock Exchange (“AMEX”) under the trading symbol “RAE” beginning on August 29, 2003. Effective October 1, 2008, the AMEX was acquired by NYSE Euronext, the holding company created by the combination of NYSE Group, Inc. and Euronext N.V. in April 2007. Since October 1, 2008, our common stock has traded on the NYSE Alternext US (“NYSE-Alt”). The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as derived from publicly reported AMEX and NYSE-Alt daily trading data. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

	2008		2007
	High	Low	High	Low

First Quarter	$2.81	$1.07	$3.75	$2.52
Second Quarter	$1.92	$1.30	$2.95	$2.23
Third Quarter	$2.18	$1.03	$3.35	$1.90
Fourth Quarter	$1.72	$0.38	$3.68	$2.40

As of December 31, 2008, there were 276 shareholders of record who held shares of our common stock.

We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

PERFORMANCE GRAPH

The following chart presents a comparative analysis of the stock performance of our common stock relative to the AMEX Composite and AMEX stock for SIC codes 3800-3899 Measuring Instruments indexes. This analysis assumes a $100 investment in our underlying common stock and these indexes on December 31, 2003 through December 31, 2008. This analysis does not purport to be a representation of the actual market performance of our stock or these indexes. This chart has been provided for informational purposes to assist the reader in evaluating the market performance of our common stock compared to other market participants.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among RAE Systems Inc., the AMEX Composite Index, the Amex Stock Market (U.S. Companies),
and a Peer Group of AMEX stocks for SIC codes 3800 — 3899 Measuring Instruments
(photo, med & optical goods)

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2008

*	$ 100 invested on 12/31/03 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31,

	2003	2004	2005	2006	2007	2008
RAE Systems, Inc.	100.00	214.71	103.24	94.12	79.41	15.88
AMEX Composite	100.00	125.53	158.38	189.84	228.22	132.38
AMEX Stock Market (US Companies)	100.00	115.54	125.04	145.10	150.40	96.04
Peer Group	100.00	102.77	80.72	80.49	62.78	33.90

Effective October 1, 2008, the AMEX was acquired by NYSE Euronext, the holding company created by the combination of NYSE Group, Inc. and Euronext N.V. in April 2007. Since October 1, 2008, our common stock has traded on the NYSE Alternext US (“NYSE-Alt”). Although the AMEX is now formally known as the NYSE-Alt, our understanding is that in common usage the related indexes continue to be known by their former names.

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

		2007	2006	2005	2004
	2008	(1)(2)(3)	(4)(5)(6)(7)	(8)	(9)(10)
	(In thousands, except share and per share data)

Operating Data:
Net sales	$95,383	$90,836	$67,721	$60,293	$45,540
Gross profit	$48,215	$46,408	$35,523	$35,603	$27,023
Operating income (loss) from continuing operations	$(6,089)	$(4,171)	$(2,871)	$(1,588)	$3,514
Income (loss) from continuing operations	$(7,163)	$(10,542)	$(1,369)	$(759)	$2,335
Basic income (loss) per share from continuing operations	$(0.12)	$(0.18)	$(0.03)	$(0.01)	$0.04
Diluted income (loss) per share from continuing operations	$(0.12)	$(0.18)	$(0.03)	$(0.01)	$0.04
Weighted-average common shares:
Basic outstanding shares	59,204,262	58,852,172	58,424,970	57,687,714	55,809,638
Diluted outstanding shares	59,204,262	58,852,172	58,424,970	57,687,714	60,135,692
Balance Sheet Data:
Working capital	$37,146	$40,850	$36,641	$41,366	$38,857
Total assets	$81,175	$85,343	$89,753	$76,264	$69,115
Long-term liabilities	$8,358	$10,442	$5,441	$2,962	$1,645
Total shareholders’ equity	$43,216	$46,356	$56,179	$54,573	$52,189

The following information summarizes events that affect comparability of the information reflected in selected financial data:

(1)	In January 2007, the Company entered into an agreement to purchase the intellectual properties of Tianjin Securay Technology Ltd. Co. for approximately $1.5 million. Including transactions entered into during fiscal 2006, the total purchase price was $2.0 million in cash.

(2)	In August 2007, the Board of Directors approved the discontinuation of the Company’s DVR business. Impairment expenses recognized in fiscal 2007 totaled $4.2 million.

(3)	In December 2007, the Company sold its headquarters building in San Jose, California for $12.7 million and leased back the facility for a period of 10 years. The Company recognized a gain on sale of $0.4 million in 2007 and recorded a deferred gain of $6.3 million. The deferred gain will be recognized in income straight-line over the life of the leaseback beginning in January 2008.

(4)	RAE Fushun joint venture was formed in December 2006. The fair value of assets acquired and liabilities assumed were included in the consolidated balance sheet as of December 31, 2006. There were no operating activities recorded in 2006.

(5)	The Company purchased an additional 32% ownership in RAE Beijing in July 2006. The Company has consolidated RAE Beijing since 2004. With the purchase in July 2006, minority shareholder’s interest was reduced to 4%.

(6)	In July 2006, the Company purchased Aegison Corporation. The fair value of assets acquired and liabilities assumed were included in the consolidated balance sheet as of December 31, 2006.

(7)	As of December 31, 2006, the Company was in the process of acquiring Securay. The Company recorded $820,000 of acquisition in progress as of December 31, 2006.

(8)	During the second quarter of 2005, the Company abandoned its leased facility in Sunnyvale California and moved to a new headquarters and U.S. manufacturing facility. As a result, the Company took a before-tax charge of approximately $2.0 million for abandonment of its lease in the second quarter of 2005.

(9)	The Company purchased 64% of ownership in RAE Beijing in May 2004. The fair value of assets acquired and liabilities assumed were included in the consolidated balance sheet at December 31, 2004. Seven months of operating activities were recorded in the consolidated statement of operations in 2004.

(10)	In January 2004, the Company closed its public offering of 8,050,000 shares of its common stock at $4.25 share, less the applicable underwriting discount. The net proceeds were approximately $31.8 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in fiscal year 2009. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligations to update the forward-looking statements in this report that occur after the date hereof.

Overview

We are a leader in delivering innovative sensor solutions to serve industrial, energy, environmental and government safety markets worldwide. In addition, we offer a full line of portable single and multi-sensor chemical and radiation detection products. The market for our products has evolved from being strictly focused on environmental and industrial monitoring to now encompassing the public safety and energy markets. We have expanded our presence to include the broader global energy exploration and refining safety equipment market. With the formation of RAE Fushun, we are serving the coal mine safety equipment market in China.

In 2006, we made two investments in China. First in July 2006, we increased our ownership in RAE Beijing to 96 percent. RAE Beijing produces, sells and distributes safety and security solutions for the chemical, oil and gas, metals and energy sectors in China. Second, in December 2006, we formed RAE Fushun, from Fushun Anyi, a former state owned company serving the coal mine safety market. This joint venture was formed to capitalize on China’s growing reliance on coal based energy. RAE Fushun manufactures and sells coal mine safety equipment. RAE Systems owns 70 percent of the joint venture.

In India and the Middle East we have regional sales managers to grow our presence in these two emerging markets. In China, our focus is on growing the environmental protection market and the industrial sector, including oil and gas, petro-chemicals, steel, certain telecom applications and coal mining. A major priority will be to introduce new products for the coal mine safety market through RAE Fushun. We believe this market will provide us a number of exciting new business opportunities, as China continues to modernize its coal mining industry.

In 2008, we introduced eight new products. We now offer a complete line of products to serve the needs of the global energy market. Products range from breathing zone single sensor products for specific toxic chemicals (ToxiRAE 3) to belt worn multi-gas monitors (QRAE 2) to handheld instruments (MiniRAE 3000, ppbRAE 3000 and UltraRAE) to measure total and specific volatile organic compounds, to wireless monitors for industrial and public safety applications (AreaRAE Steel and MeshGuard).

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, we have experienced an insignificant amount of sales returns. We generally recognize revenue when goods are shipped to our distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provides for sales returns under standard product warranty provisions. For non-standard contract terms where title to goods passes at time of delivery (FOB destination), revenue is recognized after we have established proof of delivery. Revenues relating to services performed under our extended warranty program represent less than 5% of net revenues in each of 2008, 2007 and 2006 and are recognized as earned based upon contract terms, generally ratable over the term of service. We record project installation work in Asia using the percentage-of-completion method. Installation revenue represents less than 5% of net revenue in 2008, 2007 and 2006. Net revenues include amounts billed to customers in sales transactions for shipping and handling, as prescribed by the Emerging Issues Task Force Issue (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. Shipping fees represent less than 1% of net revenues in each of 2008, 2007 and 2006. Shipping costs are included in cost of goods sold.

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

Goodwill

We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Our impairment review process compares the fair value of the goodwill to the carrying value according to Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). We have one reporting unit and have tested goodwill for impairment on the basis of a single reporting unit.

The determination as to whether a write down of goodwill is necessary involves significant judgment based on our short-term and long-term projections of the future performance. The assumptions supporting our estimated future performances includes factors related to estimating the market value based on our market capitalization at the measurement dates.

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

RESULTS OF OPERATIONS

Net Sales

				Percentage				Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands)

Net sales	$95,383	$90,836	$4,547	5%	$90,836	$67,721	$23,115	34%

Net sales for 2008 increased $4.5 million or 5% from $90.8 million in 2007. The increase was primarily the result of an increase in net sales of $1.4 million and $3.8 million in the Americas and Europe, respectively, offset by a decrease of net sales in Asia by $0.7 million. Approximately $4.2 million of the total increase was due to the appreciation of the Renminbi (“RMB”) and Euro against the U.S. dollar from 2007 to 2008. The remainder of the increase was mainly due to a $3.5 million contract with the United States National Guard for AreaRAE wireless Rapid Deployment Kits to equip all Civil Support Teams throughout the United States and its territories and increases in sales for new products such as QRAE II, ToxiRAE III, 3 G PID and AreaRAE mainly in Europe, offset by a volume decline in China from mine safety equipment sales and a general sales slow down following the Beijing Olympics in the second half of 2008.

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

Cost of Sales and Gross Profit

				Percentage				Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands)

Cost of sales	$47,168	$44,428	$2,740	6%	$44,428	$32,198	$12,230	38%
Gross profit	$48,215	$46,408	$1,807	4%	$46,408	$35,523	$10,885	31%
Gross margin	51%	51%			51%	52%

Cost of sales consists of direct material, labor and overhead. Stock-based compensation expenses under SFAS 123(R) are included in direct labor costs. Cost of sales in 2008 increased $2.7 million or 6% from $44.4 million in 2007. The increase in cost of sales was primarily the result of an increase in net sales from $90.8 million in 2007 to $95.4 million in 2008. Gross margin in 2008 remained consistent with 2007 at 51%.

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

Sales and Marketing Expense

				Percentage				Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands)

Sales and marketing	$21,427	$25,434	$(4,007)	(16)%	$25,434	$18,987	$6,447	34%
Percentage of net sales	22%	28%			28%	28%

Sales and marketing expenses in 2008 decreased $4.0 million or 16% from $25.4 million in 2007. The decrease was primarily due to company-wide cost-control initiatives and ten percent reduction in force primarily in the Americas that were put in place at the end of the first quarter of 2008. Additional savings were realized by decreases in office expenses, advertising and trade show expenses, travel and entertainment expenses, consultant expenses and project expenses.

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

Research and Development Expense

				Percentage				Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands)

Research and development	$6,665	$7,973	$(1,308)	(16)%	$7,973	$6,075	$1,898	31%
Percentage of net sales	7%	9%			9%	9%

Research and development expenses in 2008 decreased $1.3 million or 16% from $8.0 million in 2007. The decrease was primarily due to a $0.7 million decrease in amortization expense as certain intangible assets were fully amortized and a $0.7 million decrease in project expenses due to completion of certain R&D projects in 2008.

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

General and Administrative Expense

				Percentage				Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands)

General and administrative	$22,864	$17,767	$5,097	29%	$17,767	$13,332	$4,435	33%
Percentage of net sales	24%	20%			20%	20%

General and administrative expenses in 2008 increased $5.1 million or 29% from $17.8 in 2007. The increase was primarily due to a net increase of $2.5 million in professional service expenses. The charge was comprised of $4.0 million increase related to a previously disclosed FCPA investigation and related remediation plans conducted under the supervision of the Audit Committee of the Board of Directors, offset by a decrease in legal costs associated with the conclusion of the Polimaster arbitration in 2007. Bad debt expenses increased by $1.4 million due to an increase in accounts receivable reserves at RAE Fushun and RAE Beijing.

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

Impairment of Goodwill

				Percentage				Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands)

Impairment of goodwill	$3,348	$—	$3,348	100%	$—	$—	$—	0%
Percentage of net sales	4%	0%			0%	0%

We review goodwill for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market capitalization as well as forecasted operating results. We have one reporting unit. If the recorded value of the assets, including goodwill, and liabilities

(“net book value”) of our reporting unit exceeds its fair value, an impairment loss may exist. Further, to the extent our net book value as a whole is greater than our market capitalization, all, or a significant portion of our goodwill may be considered impaired. We experienced a significant decline in market capitalization during the fourth quarter of 2008. This decline in market capitalization was driven largely by deteriorating macroeconomic conditions that contributed to a decline in our forecasted operating results and business uncertainties associated with the current FCPA investigation. As a result, we recognized a non-cash impairment charge of approximately $3.3 million for the three-month period and year ended December 31, 2008 to write-off the entire carrying value of our goodwill.

Gain/loss on Abandonment of Lease

				Percentage				Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands)

(Gain) loss on abandonment of lease	$—	$(595)	$595	100%	$(595)	$—	$(595)	100%
Percentage of net sales	0%	(1)%			(1)%	0%

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

Other Income (Expense)

				Percentage				Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands)

Interest income	$173	$162	$11	7%	$162	$782	$(620)	(79)%
Interest expense	(397)	(705)	308	(44)%	(705)	(249)	(456)	183%
Other, net	(575)	58	(633)	(1091)%	58	232	(174)	(75)%

Total other income (expense)	$(799)	$(485)	$(314)	65%	$(485)	$765	$(1,250)	(163)%

For 2008, total other expenses increased $0.3 million or 65% from $0.5 million in 2007. The increase was primarily due to increases in foreign exchange losses from balances and payments in Euro and RMB, offset by decreases in interest expenses as we repaid our outstanding loan balance using funds from sale of the San Jose building.

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

Income Tax Benefit (Expense)

				Percentage				Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands)

Income tax expense (benefit)	$538	$5,883	$(5,345)	(91)%	$5,883	$(882)	$6,765	(767)%
Effective tax rate	8%	53%			53%	(38)%

Income tax expense decreased $5.3 million or -91% from an income tax expense of $5.9 million in 2007. Our effective tax rate was 9% in 2008 and 53% in 2007. The tax rate for years 2008 and 2007 differed from United States statutory rate due to change in the realization of our deferred tax assets (DTAs), foreign earnings taxed at lower rates, foreign losses not benefited and non-deductible stock compensation deductions under SFAS 123 and SFAS 123(R).

We currently have significant deferred tax assets resulting from anticipated net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. We continue to maintain a full valuation allowance for all deferred assets except for $0.5 million related to foreign entities. Based on our current projections, we believe it is “more likely than not” we will not be able to benefit from our deferred tax assets with the exception of the $0.5 million foreign deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized and that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weighed heavily in the overall assessment. We believe that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the current and believed to be continued weakness in the overall market thereby potentially impacting our ability to sustain or grow revenues and earnings, and the length of carryback and carryforward periods. We considered expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. Based on the absence of sufficient positive objective verifiable evidence at December 31, 2008, we have placed a valuation on our deferred tax assets except for $0.5 million of foreign deferred tax assets. We expect to record a valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations.

Our effective tax rate was a 53% tax expense in 2007 and 38% tax benefit in 2006. The tax rate for 2007 and 2006 differed from the United States statutory rate due to foreign earnings taxed at lower rates, foreign losses not benefited, non-deductible stock compensation deductions under SFAS 123 and SFAS 123(R) and adjustments to our reserves for uncertain tax positions.

Minority Interest in Loss of Consolidated Subsidiaries

				Percentage				Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands)

Minority interest in (income) loss of consolidated subsidiaries	$220	$(6)	$226	(3767)%	$(6)	$49	$(55)	(112)%

Minority interest in loss of consolidated subsidiaries for 2008 increased $0.2 million from income of $6,000 in 2007. The increase in minority interest loss of consolidated entities was mainly due to the increased loss generated by RAE Fushun, offset by increased profitability at RAE France in 2008.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the financial results of the DVR business are reported as discontinued operations for all periods presented. The financial results included in discontinued operations were as follows:

				Percentage				Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands)

Loss from discontinued operations before income taxes	$11	$(4,939)	$4,950	(100)%	$(4,939)	$(243)	$(4,696)	1933%
Income tax benefit	—	(785)	785	(100)%	(785)	(83)	(702)	846%

Loss from discontinued operations	$11	$(4,154)	$4,165	(100)%	$(4,154)	$(160)	$(3,994)	2496%

Liquidity and Capital Resources

To date, we have financed our operations primarily through operating revenues, proceeds from the issuance of equity securities and short-term bank borrowings. In 2007, we also sold and leased back our corporate headquarters in San Jose, California. As of December 31, 2008, we had $14.8 million in cash and cash equivalents compared with $15.9 million on December 31, 2007. The $1.1 million year-over-year reduction of company cash was primarily due to investments in plant and a scheduled payment on our notes payable to related parties.

On December 31, 2008 we had $37.1 million in working capital (current assets less current liabilities) and a current ratio (ratio of current assets to current liabilities) of 2.5 to 1.0 compared to working capital of $40.9 million and a current ratio of 2.8 to 1.0 on December 31, 2007.

In the United States, we had a $15.0 million revolving credit agreement as of December 31, 2008 and December 31, 2007. This credit facility is renewed annually and currently expires on March 13, 2009. We are currently renegotiating the terms of this line of credit with our bank and on March 11, 2009, we received an extension on our existing line to May 12, 2009 which also changed certain other terms and conditions. The amended credit agreement provides for borrowings of up to $10.0 million based on a percentage of specific qualifying assets and a blanket security interest in our assets in the United States. We are required to comply with certain reporting requirements in addition to the ongoing requirement to submit quarterly financial statements. There is no assurance that we will be successful in securing a renewed agreement on this line of credit for any time period after May 12, 2009. As of December 31, 2008 and December 31, 2007, $1.8 million and zero, respectively, was outstanding against these loan agreements in the United States.

One of our financial covenants was the requirement to achieve earnings before interest, taxes, depreciation and amortization (“EBITDA”) of at least $3.5 million for the period from July 1, 2008 to December 31, 2008. Primarily due to the effect on our net sales from the sharp global economic downturn during the fourth quarter, we were not in compliance with this covenant; however, our bank has provided a waiver for the noncompliance. Notwithstanding the loss from continuing operations in 2008, we generated cash from operating activities of $3.2 million.

In China, we had two unsecured revolving lines of credit as of December 31, 2008 and December 31, 2007, each in the amount of RMB 20 million or approximately $2.9 million. At year end 2007, we also maintained an unsecured line of credit in the amount of RMB 10 million or approximately $1.4 million. Borrowings under these lines of credit are available to provide working capital and are generally at the current market rate for fixed rate loans of the amount and duration requested, up to one year. The continuing credit facilities are renewed annually in May and October, respectively. As of December 31, 2008 and December 31, 2007, RMB 5 million or approximately $0.7 million and RMB 19 million or approximately $2.6 million, respectively, was outstanding against loan agreements in China.

We believe our existing balances of cash and cash equivalents, together with cash generated from product sales, will be sufficient to meet our cash needs for working capital, debt service and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, the ultimate resolution of issues arising from our internal investigation regarding potential FCPA violations and future results of operations.

Any future financing we may require may be unavailable on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or could prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our stockholders.

Our Consolidated Statements of Cash Flows for 2008, 2007 and 2006 may be summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash provided by (used in):
Operating activities	$3,178	$(9,979)	$1,051
Investing activities	(3,351)	10,023	3,025
Financing activities	(1,391)	(2,684)	230
Effect of exchange rate changes on cash and cash equivalents	503	427	289

Net decrease in cash and cash equivalents	$(1,061)	$(2,213)	$4,595

Operating Activities:

For the year ended December 31 2008, net cash provided by operating activities of $3.2 million was due to the following:

•	Non-cash charges included in our net loss of $7.2 million totaled $8.2 million. Our principal non-cash expenses were as follows: $3.3 million reduction in goodwill; $3.3 million depreciation and amortization; $1.6 million stock-based compensation; and $1.3 million provision for doubtful accounts. These non-cash expenses were partially offset by $0.6 million in gains on disposal of property and equipment; $0.6 million in deferred income tax benefits; and other net gains of $0.1 million.

•	The net reduction in working capital of $2.2 million attributable to changes in operating assets and liabilities. The decrease in working capital resulted primarily from a $1.2 million decline in accounts receivable and a $1.1 million decline in trade notes receivable. Other operating accounts offset the change in receivables by $(0.1) million, net.

For the year ended December 31, 2007 net cash used by operating activities was $10.0 million which was due to the following:

•	Cash was used mainly to support an increase of $9.5 million in working capital primarily consisting of an increase of $5.7 million in accounts receivable and $1.8 million in inventories primarily related to increased sales. The remaining $2.0 million was primarily comprised of changes in deferred revenue, deposits and other current operating accounts.

•	The positive effect of the non-cash adjustments was due to depreciation and amortization of long lived assets of $3.7 million, deferred taxes of $4.1 million, stock based compensation expense of $1.9 million and provision for doubtful accounts of $1.9 million.

For the year ended December 31, 2006, net cash provided by operating activities was $1.1 million due to the following:

•	Non-cash charges to our net income were approximately $4.1 million. The non-cash adjustments to net income resulted primarily from depreciation and amortization of long-lived assets of $3.2 million, compensation expense of fair value accounting for stock options of $1.6 million, other reserve and non-cash adjustments to our net income of approximately $0.5 million, partially offset by an adjustment to our deferred income taxes of $1.2 million.

•	The positive effect of the non-cash adjustments described above, for the year 2006, was partially offset by an increased investment in working capital of $1.5 million. The increase in working capital was primarily the result of increased sales in Asia, which has a longer average collection period for accounts receivable than sales in the United States, partially offset by higher payables related to the increased volume in December 2006.

Investing Activities

During 2008, cash used in investing activities was primarily used to complete and occupy the manufacturing facility in Fushun, China. The total project in Fushun also includes administrative offices, a research and development facility and living quarters. The estimated cost to complete the project is approximately $2.3 million. However, we have not committed to a timeline for the remaining construction.

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

Financing activities

Cash used in financing activities of $1.4 million in 2008 was primarily applied to payments on related party notes totaling $1.2 million and payments on bank lines of credit of $0.2 million, net of amounts borrowed. The bank lines of credit provide working capital for our operations in the United States and China.

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

Commitments and Contingencies

Summary of Obligations

The following table quantifies our known contractual obligations in tabular form as of December 31, 2008. These obligations impact our short and long-term liquidity and capital resource needs. Certain of these contractual obligations are reflected in the Consolidated Balance Sheets, while others are disclosed as future obligations.

		Less than	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Contractual Obligations
Amounts reflected in Consolidated Balance Sheets:
Notes payable — related parties(1)	$2,548	$1,329	$609	$610	$—
Capital lease obligations(2)	58	58	—	—	—
Other cash obligations not reflected in Consolidated Balance Sheets:
Operating lease obligations(2)	12,142	1,988	2,827	2,585	4,742
Construction in process				2,457	2,457
Open purchase orders	4,942	4,942	—	—	—

Total	$22,147	$10,774	$3,436	$3,195	$4,742

(1)	For further discussion surrounding notes payable-related parties, refer to “Note 11. Related Party Transactions” to the Consolidated Financial Statements.

(2)	For further discussion surrounding purchase and lease obligations, refer to “Note 8. Commitments and Contingencies” to the Consolidated Financial statements.

(3)	Represents estimated cancelable open purchase orders to purchase inventory and other goods and services in the normal course of business to meet operational requirements.

Guarantees

We are permitted under Delaware law and required under our Certificate of Incorporation and Bylaws to indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that reduces exposure and enables us to recover a portion of any future amounts paid. To date we have not incurred any losses under these agreements.

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

Uncertain Tax Positions

Effective January 1, 2007, we adopted the provisions of FIN 48. As of December 31, 2008, the liability for uncertain tax positions, including associated interest and penalties, was approximately $1.4 million pursuant to FIN 48. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R is expected to change our accounting treatment for business combinations on a prospective basis beginning in the period it is adopted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We believe the adoption of SFAS 160 will not have a material impact on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133”. The Statement establishes enhanced about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS No. 142-3, or FSP No. 142-3, “Determination of Useful Life of Intangible Assets”. FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP No. 142-3 also requires expanded disclosure regarding the determination of intangible asset useful Lives. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FSP No. 142-3 will have on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

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

Interest Rate Risk

As of December 31, 2008, we had cash and cash equivalents of $14.8 million. Changes to interest rates over time may reduce or increase our interest income from our short-term investments but the impact on our cash and cash equivalents is expected to be insignificant.

Foreign Currency Exchange Rate Risk

For the year ended December 31, 2008, a substantial portion of our recognized revenue was denominated in U.S. dollars generated primarily from customers in the Americas (40%). Revenue generated from our European operations (16%) was primarily in Euros; revenue generated by our Asia operations (44%) was primarily in RMB. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Since January 2008, our operations in China have been affected by currency fluctuations due to an approximate 6.7% appreciation of the RMB relative to the U.S. dollar.

Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on lower cost capacity and efficiencies in supply-chain management. In 2004 and 2006, we made a strategic investment in China with the acquisition of a 96% interest in RAE Beijing, a Beijing-based manufacturer and distributor of environmental safety and security equipment and the formation of RAE Fushun in late 2006 to capitalize on increase in demand for safety equipment in the mining and energy sectors in China. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the U.S. dollar and other currencies. If, for example, there was a hypothetical 10% change in the RMB relative to the U.S. dollar, the effect on our profits would have been approximately $1.2 million for fiscal 2008. If the currencies in all other countries in Europe and Asia where we have operations to change in unison with the RMB by a hypothetical 10% against the U.S. dollar, the approximate effect on our profits would be approximately $0.6 million for fiscal 2008. The reduction in the impact of the RMB is due to the offset of changes in reported net sales in our other units resulting from changes in those countries local currencies.

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

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2008 the Company’s disclosure controls and procedures were effective.

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

Management has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
RAE Systems Inc.:

We have audited the internal control over financial reporting of RAE Systems Inc. and subsidiaries (collectively the “Company”) as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008, of the Company and our report dated March 12, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche, LLP
San Jose, California
March 12, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

The information required by this item regarding (a) the Company’s directors, (b) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended and (c) the Company’s Code of Conduct and Ethics is incorporated herein by reference from the information provided under the headings “Proposal No. 1 — Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct and Ethics” of the Proxy Statement for our 2009 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item, which will be set forth in our Proxy Statement for our 2009 Annual Meeting of Stockholders under the caption “Executive Compensation and Other Matters”, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, which will be set forth in our Proxy Statement for our 2009 Annual Meeting of Stockholders under the caption “Stock Ownership of Certain Beneficial Owners and Management”, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item, which will be set forth in our Proxy Statement for our 2009 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions”, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item, which will be set forth in our Proxy Statement for our 2009 Annual Meeting of Stockholders under the heading “Proposal No. 2 — Ratification of Appointment of Independent Auditors”, is incorporated herein by reference.

PART IV

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert I. Chen Robert I. Chen	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 13, 2009

/s/ Randall Gausman Randall Gausman	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/s/ Peter C. Hsi Peter C. Hsi	Chief Technology Officer, Vice President of Emerging Technologies Development and Director	March 13, 2009

/s/ Lyle D. Feisel Lyle D. Feisel	Director	March 13, 2009

/s/ Neil W. Flanzraich Neil W. Flanzraich	Director	March 13, 2009

/s/ Sigrun Hjelmquist Sigrun Hjelmquist	Director	March 13, 2009

/s/ A. Marvin Strait A. Marvin Strait	Director	March 13, 2009

/s/ James W. Power James W. Power	Director	March 13, 2009

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of Registrant(1)
3.2	Amended and Restated Bylaws of Registrant(3)
4.1	Specimen certificate representing the common stock of Registrant(1)
10.0	Form of Indemnity Agreement between the Registrant and the Registrant’s directors and officers(1)
10.1	RAE Systems Inc. 2007 Equity Incentive Plan(2)
10.2	RAE Systems Inc. 2002 Stock Option Plan(1)
10.3	RAE Systems Inc. 1993 Stock Plan(1)
10.4	Form of Stock Option Agreement under the Registrant’s 2007 Equity Incentive Plan(9)
10.5	Lease Agreement by and between Inland American/Stephens (N First) Ventures, LLC and RAE Systems Inc., dated December 20, 2007(9)
10.6	Purchase and Sale Agreement by and between D.R. Stephens & Company, LLC and RAE Systems Inc., dated November 9, 2007(9)
10.7	Manufacturing Building Lease Agreement by and between Shanghai China Academic Science High Tech Industrial Park Development Co., Ltd. and RAE Systems(Asia), Ltd., incorporated in Hong Kong, dated September 15, 2001(1)
10.8	Lease Agreement by and between Shanghai Institute of Metallurgy Research, Chinese Academy of Sciences and WARAE Instrument(Shanghai) Incorporated, incorporated in Jiading, Shanghai, dated January 8, 1999(1)
10.9	Form of Share Transfer Agreement by and between RAE-KLH shareholders and RAE Systems Asia(Hong Kong) Ltd.(4)
10.10	Separation Agreement and General Release of Claims by and between Donald W. Morgan and the Registrant dated August 8, 2006(5)
10.11	RAE System’s Inc. Management Incentive Plan(6)
10.12	Employment Offer Letter by and between Randall Gausman and the Registrant dated October 17, 2006(7)
10.13	Loan and Security Agreement dated as of March 14, 2007 between Silicon Valley Bank and the Registrant(8)
10.14	Joint Venture Agreement by and between Liaoning Coal Industry Group Co., Ltd. and RAE Systems (Asia), Ltd. dated December 10, 2006(8)
10.15	Separation Agreement and General Release of Claims by and between Rudy Mui and the Registrant dated March 4, 2008(9)
21.1	Subsidiaries of the Registrant(9)
23.1	Consent of BDO Seidman, LLP(10)
23.2	Consent of Deloitte & Touche LLP(10)
24.1	Power of Attorney(10) (included on signature page)
31.1	Certifications of Robert I. Chen, President and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(10)
31.2	Certifications of Randall Gausman, Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(10)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)

(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, for the quarter ended March 31, 2002 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on June 19, 2007 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on December 21, 2007 and incorporated herein by reference.

(4)	Previously filed on August 8, 2006 as an exhibit to the Registrant’s quarterly report on Form 10-Q, for the quarter ended June 30, 2006 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on August 8, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on August 16, 2006 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on October 18, 2006 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

(10)	Filed herewith.

RAE Systems Inc.

Consolidated Financial Statements
As of December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
RAE Systems Inc.

We have audited the accompanying consolidated balance sheets of RAE Systems Inc. and subsidiaries (collectively the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2006, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 3 to the consolidated financial statements, were audited by other auditors whose report, dated March 16, 2007, expressed an unqualified opinion on those statements.

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

In our opinion, such 2008 and 2007 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 6 to the consolidated financial statements, on January 1, 2007, the Company changed its method of accounting for uncertain income tax positions in accordance with guidance provided in the Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche, LLP
San Jose, California
March 12, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
RAE Systems Inc.

We have audited, before the effects of the adjustments to retrospectively account for the DVR business as a discontinued operation as described in Notes 3 and 5, the accompanying consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2006 of RAE Systems Inc. (the Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively account for the DVR business as a discontinued operation as described in Notes 3 and 5, present fairly, in all material respects the results of operations and cash flows of RAE Systems, Inc. for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively account for the DVR business as a discontinued operation as described in Notes 3 and 5 and, accordingly, we do not express an opinion or any other form of assurance about whether the adjustments are appropriate and have been properly applied. Those adjustments were audited by Deloitte & Touche, LLP.

/s/  BDO Seidman, LLP
San Jose, California
March 16, 2007

RAE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(In thousands, except share
	and par value data)

ASSETS
Current assets:
Cash and cash equivalents	$14,845	$15,906
Trade notes receivable	1,870	2,793
Accounts receivable, net of allowances of $3,472 and $2,060, respectively	20,961	22,749
Accounts receivable from affiliate	100	21
Inventories	17,604	17,542
Prepaid expenses and other current assets	4,991	2,930
Income taxes receivable	895	2,069

Total current assets	61,266	64,010

Property and equipment, net	14,976	12,258
Intangible assets, net	3,342	3,827
Goodwill	—	3,143
Investments in unconsolidated affiliates	467	425
Other assets	1,124	1,680

Total assets	$81,175	$85,343

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED ENTITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,387	$6,071
Accounts payable to affiliate	382	411
Payable to Fushun shareholder	64	609
Bank lines of credit	2,584	2,618
Accrued liabilities	12,318	12,098
Notes payable to related parties, current	1,329	191
Income taxes payable	425	674
Deferred revenue, current	631	488

Total current liabilities	24,120	23,160

Deferred revenue, non-current	685	514
Deferred tax liabilities, non-current	83	277
Deferred gain on sale of real estate	5,079	5,794
Other long-term liabilities	1,292	1,487
Notes payable to related parties, non-current	1,219	2,370

Total liabilities	32,478	33,602

COMMITMENTS AND CONTINGENCIES (NOTE 8)
MINORITY INTEREST IN CONSOLIDATED ENTITIES	5,481	5,385
SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized; 59,443,914 and 59,171,980 shares issued and outstanding, respectively	59	59
Additional paid-in capital	62,549	60,957
Accumulated other comprehensive income	6,555	4,135
Accumulated deficit	(25,947)	(18,795)

Total shareholders’ equity	43,216	46,356

Total liabilities, minority interest in consolidated entities and shareholders’ equity	$81,175	$85,343

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net sales	$95,383	$90,836	$67,721
Cost of sales	47,168	44,428	32,198

Gross profit	48,215	46,408	35,523

Operating expenses:
Sales and marketing	21,427	25,434	18,987
Research and development	6,665	7,973	6,075
General and administrative	22,864	17,767	13,332
Impairment of goodwill	3,348	—	—
Gain on abandonment of lease	—	(595)	—

Total operating expenses	54,304	50,579	38,394

Operating loss from continuing operations	(6,089)	(4,171)	(2,871)
Other income (expense):
Interest income	173	162	782
Interest expense	(397)	(705)	(249)
Other, net	(575)	58	232
Equity in gain (loss) of unconsolidated affiliates	43	3	(194)

Loss from continuing operations before income taxes and minority interest	(6,845)	(4,653)	(2,300)
Income tax expense (benefit)	538	5,883	(882)

Loss before minority interest	(7,383)	(10,536)	(1,418)
Minority interest in income (loss) of consolidated subsidiaries	220	(6)	49

Loss from continuing operations	(7,163)	(10,542)	(1,369)
Gain (loss) from discontinued operations, net of tax	11	(4,154)	(160)

Net loss	$(7,152)	$(14,696)	$(1,529)

Net loss per share — basic and diluted
Continuing operations	$(0.12)	$(0.18)	$(0.03)
Discontinued operations	—	(0.07)	—

Net loss per share — basic and diluted	$(0.12)	$(0.25)	$(0.03)

Weighted average common shares outstanding — Basic	59,204	58,852	58,425
Dilutive stock options and warrants	—	—	—

Weighted average common shares outstanding — Diluted	59,204	58,852	58,425

See accompanying notes to consolidated financial statements.

RAE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
	(In thousands, except share data)

December 31, 2005	57,837,843	58	56,629	310	(2,424)	54,573
Components of comprehensive loss:
Net loss	—	—	—	—	(1,529)	(1,529)
Foreign currency translation adjustments	—	—	—	936	—	936
Unrealized loss on investment, net of tax	—	—	—	(1)	—	(1)

Total comprehensive loss						(594)

Exercise of stock options	1,115,497	1	632	—	—	633
Exercise of stock warrants	321,256	—	—	—	—	—
Stock-based compensation expense	—	—	1,620	—	—	1,620
Investment in unconsolidated entity	—	—	146	—	—	146
Tax benefit from stock options	—	—	(199)	—	—	(199)

December 31, 2006	59,274,596	59	58,828	1,245	(3,953)	56,179
Cumulative effect of adopting FIN 48 — adjustment to accumulated deficit	—	—	—	—	(146)	(146)
Components of comprehensive loss:
Net loss	—	—	—	—	(14,696)	(14,696)
Foreign currency translation adjustments	—	—	—	2,889	—	2,889
Unrealized loss on investment, net of tax	—	—	—	1	—	1

Total comprehensive loss						(11,806)

Exercise of stock options	32,291	—	72	—	—	72
Repurchase of restricted common stock	(134,907)	—	(335)	—	—	(335)
Stock-based compensation expense	—	—	2,553	—	—	2,553
Investment in unconsolidated entity	—	—	(1)	—	—	(1)
Tax benefit from stock options	—	—	(160)	—	—	(160)

December 31, 2007	59,171,980	59	60,957	4,135	(18,795)	46,356
Components of comprehensive loss:
Net loss	—	—	—	—	(7,152)	(7,152)
Foreign currency translation adjustments	—	—	—	2,420	—	2,420

Total comprehensive loss						(4,732)

Exercise of stock options	149,458	—	43	—	—	43
Repurchase of restricted common stock	(27,524)	—	(44)	—	—	(44)
Stock issued for services	150,000	—	210	—	—	210
Stock-based compensation expense	—	—	1,383	—	—	1,383

December 31, 2008	59,443,914	$59	$62,549	$6,555	$(25,947)	$43,216

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,152)	$(14,696)	$(1,529)
Gain (loss) from discontinued operations	11	(4,154)	(160)

Loss from continuing operations	(7,163)	(10,542)	(1,369)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,344	3,715	3,189
Provision for doubtful accounts	1,275	1,948	(123)
(Gain) loss on disposal of property and equipment	(586)	(285)	245
Stock-based compensation expense	1,593	1,871	1,620
Equity in (gain) loss of unconsolidated affiliates	(43)	(3)	194
Minority interest in (earnings) losses of consolidated entities	(220)	6	(49)
Deferred income tax (benefit) expense	(608)	4,117	(1,180)
Gain on abandonment of lease	—	(595)	—
Amortization of discount on notes payable to related parties	52	79	187
Impairment of intangible assets	—	609	—
Impairment of goodwill	3,348	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,174	(5,719)	(2,729)
Accounts receivable from affiliate	(77)	25	(49)
Trade notes receivable	1,056	(689)	(838)
Inventories	661	(1,831)	(2,301)
Prepaid expenses and other current assets	(1,929)	(46)	565
Income taxes receivable	1,167	—	—
Other assets	557	(1,004)	231
Accounts payable	(1,036)	(1,473)	2,973
Accounts payable to affiliate	(52)	35	335
Accrued liabilities	356	1,876	1,200
Income taxes payable	(287)	541	(823)
Deferred revenue	314	(977)	384
Other liabilities	275	(235)	(451)

Net cash provided by (used in) operating activities of continuing operations	3,171	(8,577)	1,211
Net cash provided by (used in) operating activities of discontinued operations	7	(1,402)	(160)

Net cash provided by (used in) operating activities	3,178	(9,979)	1,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	—	(12,615)
Proceeds from sales and maturities of investments	—	3,248	16,801
Proceeds from sales prior to maturity of investments	—	—	8,513
Business acquisitions, net of cash acquired	—	(1,618)	(7,439)
Acquisition of property and equipment	(3,501)	(4,014)	(2,235)
Proceeds from sale of net assets	150	12,407	—

Net cash (used in) provided by investing activities	(3,351)	10,023	3,025

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and warrants	43	72	632
Repurchases of common stock	(44)	(335)	—
Borrowings from bank lines of credit	4,961	12,156	—
Payments on bank lines of credit	(5,195)	(9,600)	—
Payments on payables to related parties	(1,156)	(4,977)	(402)

Net cash (used in) provided by financing activities	(1,391)	(2,684)	230

Effect of exchange rate changes on cash and cash equivalents	503	427	289
(Decrease) increase in cash and cash equivalents	(1,061)	(2,213)	4,595
Cash and cash equivalents at beginning of period	15,906	18,119	13,524

Cash and cash equivalents at end of period	$14,845	$15,906	$18,119

Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$687	$1,133	$1,084
Cash paid for interest	333	422	6
Non-cash investing and financing activities:
Notes payable issued in conjunction with RAE Beijing acquisition	—	—	2,648
Payable recorded in conjunction with RAE Fushun acquisition	—	—	3,926
Unpaid property and equipment	1,100	589	—

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company generally recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (Free on board, “FOB”) and provides for sales returns under standard product warranty provisions. For non-standard contract terms where title to goods passes upon delivery to the customer (FOB destination), revenue is recognized after the Company has established proof of delivery. Revenues related to services performed under the Company’s extended warranty program are recognized as earned based upon contract terms, generally ratably over the term of service. The Company records project installation work in Asia using the percentage-of-completion method. Net sales also include amounts billed to customers for shipping and handling. The Company’s shipping costs are included in cost of sales.

Cash and Cash Equivalents

The Company considers all highly liquid investments having original maturities of three months or less at time of purchase to be cash equivalents.

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

The Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on the Company’s results of operations and financial condition. Although such losses have been within management’s expectations to date, there can be no assurance that such allowances will continue to be adequate. No customer accounted for more than 10% of consolidated net sales for any period presented.

Trade Notes Receivable

Trade notes receivable are bank guaranteed promissory notes which are non-interest bearing and generally mature within six months. From time to time certain customers in China present these notes in payment of outstanding accounts receivable.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, trade notes receivable and accounts receivable. The Company places its domestic and foreign cash and cash equivalents with large, creditworthy financial institutions, primarily in the United States and the People’s Republic of China. U.S. cash balances are insured by the Federal Deposit Insurance Company up to $250,000 per bank. As of December 31, 2008 and 2007, the Company had deposits in excess of insured limits of approximately $1.0 million and $4.9 million, respectively. The Company also had deposits at several foreign financial institutions, which are not insured, that summed to approximately $13.3 million and $10.8 million as of December 31, 2008 and 2007, respectively.

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

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

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

Advertising Costs

The Company expenses all advertising costs as incurred. For the years ended December 31, 2008, 2007 and 2006, advertising expense was $311,000, $547,000 and $1,029,000, respectively.

Income Taxes

The Company recognizes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law.

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

Purchased intangible assets other than goodwill are amortized over their estimated useful lives unless these lives are determined to be indefinite. Purchased intangibles are carried at cost, less accumulated amortization. Amortization is generally computed using either the straight-line method or accelerated method based on the pattern of expected usage over the estimated useful lives of the respective assets, generally two to nine years.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews its long-lived assets for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its fair value based on the present value of estimated future cash flows.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash and Cash Equivalents, Accounts Receivable, Trade Notes Receivables, Accounts Receivable from Affiliate, Accounts Payable, Accrued Expenses, Inventory Purchase Obligations :

The carrying amount reported in the consolidated balance sheets for these items approximates fair value because of the short maturity of these instruments. In addition, for inventory purchase obligations, the carrying value approximates fair value based on market rates for comparable products.

•	Notes Payable to Related Parties:

Carrying value of notes payable to related parties approximates fair value as the Company has discounted these non interest bearing notes payables at an interest rate commensurate with commercial borrowing rates available to the Company in China. As of December 31, 2008 and 2007, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), under which the fair value of each option is adjusted to reflect only those shares that are expected to vest.

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

Net Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. As the Company incurred net losses for the years ended December 31, 2008, 2007 and 2006 potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect was anti-dilutive. The weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for 2008, 2007 and 2006 was 3,813,874, 3,505,491 and 2,953,204, respectively.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Wholly-owned China subsidiaries are not required to make appropriations to the enterprise expansion reserve; however, the China subsidiaries are required to appropriate not less than 10% of their net income determined under PRC GAAP to the general reserve. Appropriations to the general reserve are limited to 50% of each China subsidiary’s registered capital. Appropriations to the staff welfare and bonus reserve are determined by the board of directors. The total appropriation of retained earnings to the Company’s statutory reserves totaled $2.7 million and $1.7 million at December 31, 2008 and 2007, respectively.

Variable Interest Entities

S.A.R.L. RAE France (“RAE France”) was identified by management as a variable interest entity. The Company is the primary beneficiary through its ownership of RAE Europe ApS. RAE France distributes and sells RAE products exclusively in France. RAE France has total sales of $2.7 million, $1.8 million and $1.7 million in 2008, 2007 and 2006, respectively and total assets of $1.1 million and $0.7 million as of December 31, 2008 and 2007, respectively. The Company has consolidated RAE France since December 2004.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-makers are the Chief Executive Officer and the Chief Financial Officer. Although the Company’s operating segments consist of entities geographically based in the Americas, Asia and Europe, the Company is in a single reporting segment worldwide in the sale of portable and wireless gas and radiation detection products and related services. Accordingly, the Company operated as one reportable segment during the years ended December 31, 2008, 2007 and 2006.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) is expected to change the Company’s accounting treatment for business combinations on a prospective basis beginning in the period it is adopted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes the

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of SFAS 160 will not have a material impact on its consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133”. This statement establishes enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. Management is currently evaluating the potential impact the adoption of FSP 142-3 will have on the Company’s consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.

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

The joint venture agreement provided that RAE Asia, for its 70% interest in RAE Fushun, would contribute $10.8 million in cash. $2.2 million was due immediately upon formation of RAE Fushun and the remainder payable in installments through December 2007. For its 30% interest in RAE Fushun and a payable of $3.9 million, Liaoning Group contributed the operating assets of Fushun Anyi, Ltd. with a book value of $8.5 million. At December 31, 2008 and 2007, the remaining balance due on the payable to Liaoning Group was $64,000 and $609,000, respectively. The total purchase price for RAE Asia’s 70% interest in RAE Fushun is as follows (in thousands):

Cash	$2,151
Notes payable	8,606
Direct transaction costs	191

Total purchase price	$10,948

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the assets acquired and the liabilities assumed were recorded at fair value on the acquisition date. The following table summarizes the purchase price allocation of RAE Asia’s interest in RAE Fushun’s assets and liabilities (in thousands):

Cash	$2,151
Accounts receivable	2,247
Inventory	3,152
Note receivable from RAE Systems(1)	8,606
Property & equipment	399
Intangible asset acquired:
Customer list	3,364

Total assets	19,919

Payable to Liaoning Group	(3,926)
Deferred tax liability	(435)
Minority interest	(4,610)

Total purchase price	$10,948

(1)	Balance eliminated in consolidation.

The above purchase price allocation includes adjustments since the date of purchase to the acquired tangible and intangible assets. During 2008, the Company increased the value of the customer list by $435,000 and recognized a corresponding deferred tax liability. During 2007, the Company reduced the value of property and equipment by $1.1 million and reduced the allowance for doubtful accounts by $0.3 million as adjustments to the estimated fair value at acquisition date. RAE Fushun has the right to use the predecessor enterprise’s tradenames and patents, but due to intangible assets not being registered in RAE Fushun’s name, the value of the assets totaling $0.6 million were written off. Because the fair value of the net assets acquired in the formation of RAE Fushun exceeded the purchase price, the net result of these purchase price allocation adjustments reduced the negative goodwill and increased the recorded value of the acquired customer list.

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

The results of operations of RAE Fushun have been included in the Company’s consolidated financial statements since January 1, 2007. The unaudited financial information in the table below summarizes the combined results of operations of the Company and RAE Fushun, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

Year Ended
December 31,
(In thousands, except per share amounts)	2006
(Unaudited)

Net sales	$76,141
Net loss	$(1,632)
Net loss per share — basic and diluted	$(0.03)

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

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RAE Beijing Acquisition

In July 2006, RAE Asia entered into four separate agreements to purchase an aggregate of thirty-two percent (32%) of the outstanding common stock of RAE KLH (Beijing) Co., Ltd (“RAE Beijing”) from four of the minority interest holders. This 32% combined with the 64% of RAE Beijing acquired in May 2004 raises the Company’s ownership to 96%. Management believes that the increase in the Company’s RAE Beijing ownership will strengthen the Company’s ability to benefit from the fast-growing industrial market in China. The purchase of these shares was accomplished via an initial cash payment to these minority shareholders of $4.8 million for 19% of the total 32% being purchased. For the remaining common shares, to take effect the purchase, the Company converted those common shares to non-voting, redeemable, convertible preferred stock. The preferred stock is redeemable in accordance with the following schedule (in thousands):

July 2009	$1,499
July 2010	967
July 2011	940

$3,406

The preferred shares are contingently convertible at the option of the holders in the event of an initial public offering in China of the RAE Beijing subsidiary. Management believes the likelihood of an initial public offering in China is remote and as a result, does not believe the conversion provision is substantive. Therefore, in accordance with the guidance in SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, these preferred stock were classified as liabilities. The preferred stock also accrues dividends at a rate of 3% per year. Due to its classification as a liability, the Company has discounted the preferred stock and dividends at a market rate of 6.48% resulting in a discount of $0.8 million. Total purchase price for the 32% minority interest is summarized as follows (in thousands):

Cash	$4,808
Long-term notes payable (net of discount of $0.8 million)	2,648
Direct transaction costs	49

$7,505

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

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Acquisitions

In July 2006, the Company purchased the assets, including two pending patents, of Santa Clara, California based Aegison Corporation (“Aegison”), a supplier of fixed and mobile digital video surveillance systems for approximately $2 million in cash and direct transaction costs of $142,000. The acquisition was accounted for as a business combination. The following table allocates the purchase price to the fair value of assets acquired and liabilities assumed (in thousands):

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

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In January 2007, RAE Asia entered into an agreement to purchase the intellectual property of Tianjin Securay Technology Ltd. Co. (“Securay”) for Renminbi 12 million (approximately $1.5 million). This transaction, together with the purchase agreements entered in 2006, completed the purchase of Securay. Including transactions entered into during 2006, the total purchase price was $2.0 million in cash. Assets purchased in 2006 amounting to $820,000 were recorded as acquisition in progress at December 31, 2006. The acquisition was accounted for as a business combination. The purchase price was allocated as follows (in thousands):

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

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 28, 2007 the Company notified its DVR customers, terminated all personnel not reassigned to continuing operations and suspended the related production and sales activities. As the Company has retained the acquired intellectual property and because the DVR business operated at a substantial loss, management liquidated the tangible assets, mainly inventories of component parts. Accordingly, the value of these assets was adjusted to reflect the disposals.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of the DVR business are reported as discontinued operations for all periods presented. The financial results included in discontinued operations were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net sales	$3	$319	$265
Gain (loss) from discontinued operations before income taxes	11	(4,939)	(243)
Income tax benefit	—	(785)	(83)

Gain (loss) from discontinued operations	$11	$(4,154)	$(160)

Current assets and current liabilities from discontinued operations were $59,000 and $63,000, respectively, as of December 31, 2007. The Company collected the remaining assets and settled the remaining liabilities during the third quarter of 2008.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Balance Sheet Details

Allowance for Doubtful Accounts:

The components of the allowance for doubtful accounts were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Allowance for doubtful accounts at beginning of year	$2,060	$843	$963
Charges to expense	1,345	1,948	—
Write-offs of uncollectible accounts, net of recoveries	(70)	(833)	(120)
Foreign currency translation effects	137	102	—

Allowance for doubtful accounts at end of year	$3,472	$2,060	$843

Inventories:

Inventories are stated at the lower of cost or market and include material, labor and manufacturing overheard costs. The components of inventories were as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Raw materials	$8,213	$5,278
Work-in-progress	2,910	2,759
Finished goods	6,481	9,505

Total inventories	$17,604	$17,542

The Company recorded write-downs to inventory of $580,000, $442,000 and $121,000 during 2008, 2007 and 2006, respectively. The inventory write-downs were predominantly the result of changes in forecasted customer demand and technological changes in the Company’s products and included primarily raw material and finished goods. The major elements of the written down raw material consists of components and items that had not entered into production. The finished goods inventory includes the cost of raw material inputs, labor, and overhead.

Prepaid Expenses and Other Current Assets:

The components of prepaid expenses and other current assets were as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Supplier advances and deposits	$977	$1,162
Amounts receivable from employees	661	244
Prepaid insurance	437	428
Deferred tax assets, current	578	—
Other current assets	2,338	1,096

Total prepaid expenses and other current assets	$4,991	$2,930

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, net:

The components of property and equipment were as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Buildings and improvements	$10,327	$5,905
Equipment	5,070	4,646
Computer equipment	4,971	4,346
Automobiles	1,590	1,180
Furniture and fixtures	434	325
Construction in progress	2,457	3,428

	24,849	19,830
Less: Accumulated depreciation	(9,873)	(7,572)

Total property and equipment, net	$14,976	$12,258

Construction in progress in 2008 and 2007 primarily represented the cost to build offices and manufacturing facilities in Fushun, People’s Republic of China. The new manufacturing facilities were placed into service during October 2008. RAE plans to complete the remaining office, research and development and dormitory buildings in stages over the next 12 to 24 months. Also, in December 2008, the Company purchased land use rights in Shanghai, People’s Republic of China for $1.2 million for the purpose of building a new manufacturing and engineering facility.

In December 2007, the Company sold its headquarters building in San Jose, California for $12.7 million and leased back the facility for a period of 10 years. The Company recognized a gain on the sale of $0.4 million in 2007 which was based on the difference between the net gain on the sale of the building of $6.7 million and net present value of the future lease payments of $6.3 million. The net present value of the future lease payments is recorded as a deferred gain which will be recognized in income on a straight-line basis over the life of the lease beginning in January 2008. The deferred gain recognized in income during 2008 totaled $635,000. The lease is classified as an operating lease. As of December 31, 2008 and 2007, the current portion of the deferred gain of $0.6 million and $0.5 million, respectively, was included in accrued liabilities on the consolidated balance sheets.

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $2.2 million, $2.3 million and $2.6 million, respectively.

Accrued Liabilities:

Accrued liabilities as of December 31, 2008 and 2007 are summarized as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Compensation and related benefits	$2,445	$4,377
Accrued commissions	2,010	2,091
Customer deposits	1,792	445
Accrued professional fees	755	924
Other	5,316	4,261

Total accrued liabilities	$12,318	$12,098

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets. The following table presents the changes in goodwill during 2008 and 2007:

(In thousands)

Balance as of December 31, 2006	$3,760
Acquisitions:
Securay	646
Purchase price adjustment — Aegison	(19)
Impairment charges due to discontinued operations	(1,443)
Currency translation adjustment	199

Balance as of December 31, 2007	3,143
Currency translation adjustment	205
Impairment charges	(3,348)

Balance as of December 31, 2008	$—

Goodwill and Other Intangibles

The Company also evaluates goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market capitalization as well as forecasted operating results. The Company has one reporting unit. If the recorded value of the assets, including goodwill, and liabilities (“net book value”) of the reporting unit exceeds its fair value, an impairment loss may exist. Further, to the extent the net book value of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired.

The Company experienced a significant decline in market capitalization during the fourth quarter. This decline in market capitalization was driven largely by deteriorating macroeconomic conditions that contributed to a decline in the Company’s forecasted operating results and business uncertainties associated with the current FCPA investigation.

Pursuant to the guidance in SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), the measurement of impairment of goodwill consists of two steps. In the first step, the fair value of the Company is compared to its carrying value. Management completed a valuation of the Company, which incorporated existing market-based considerations as well as operating information based on current results and projections, and concluded the estimated fair value of the Company was less than its net book value. Accordingly the guidance in SFAS 142 requires a second step to determine the implied fair value of the Company’s goodwill, and to compare it to the carrying value of the Company’s goodwill. This second step includes estimating the value of the tangible and intangible assets and liabilities of the Company as if it had been acquired in a business combination to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of goodwill was zero. As a result, the Company recognized a non-cash impairment charge of approximately $3.3 million for the three-month period and year ended December 31, 2008 to write-off the entire carrying value of its goodwill.

As a result of discontinuing the DVR business during the third quarter of 2007, the Company impaired the goodwill acquired in the purchases of Aegison and Securay. See “Note 3. Discontinued Operations” for more detail. There was no other impairment of goodwill in 2007 and 2006 as a result of the required annual impairment test.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents details of the Company’s intangible assets other than goodwill:

	December 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Customer list	$5,438	$(2,636)	$2,802	$4,714	$(1,574)	$3,140
Trade name	1,352	(812)	540	1,267	(580)	687

Total intangible assets, net	$6,790	$(3,448)	$3,342	$5,981	$(2,154)	$3,827

All of the Company’s purchased intangible assets other than goodwill are subject to amortization. Amortization expense for the years ended December 31, 2008, 2007 and 2006, was $1.2 million, $1.4 million and $0.7 million, respectively.

During 2008, the Company increased the value of the customer list from the acquisition of RAE Fushun by $435,000 and recognized a corresponding deferred tax liability. During 2007, the Company recorded impairment of $609,000 for certain patents held by RAE Beijing related to the discontinuation of a related product in the fourth quarter of 2007. An impairment analysis was performed in accordance with SFAS 144 for this intangible asset which determined that the carrying value was not recoverable.

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

Based on the carrying amount of intangible assets as of December 31, 2008, the estimated future amortization is as follows (in thousands):

Years Ended December 31,

2009	$921
2010	902
2011	636
2012	371
2013	280
Thereafter	232

Total amortization	$3,342

Note 6.	Income Taxes

The Company’s loss from continuing operations before income taxes and minority interest consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

United States	$(4,934)	$(5,973)	$(3,213)
Foreign	(1,911)	1,320	913

Loss before income taxes and minority interest	$(6,845)	$(4,653)	$(2,300)

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current:
Federal	$(91)	$819	$(550)
State	18	53	22
Foreign	1,832	1,012	801

	1,759	1,884	273

Deferred:
Federal	—	2,917	(878)
State	(48)	862	(189)
Foreign	(1,173)	220	(88)

	(1,221)	3,999	(1,155)

Total income tax expense (benefit)	$538	$5,883	$(882)

A reconciliation of the Company’s income tax expense (benefit) at the federal statutory rate to the income tax expense (benefit) at the effective tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Federal income tax benefit at statutory rate	$(2,327)	$(1,582)	$(725)
State income tax benefit, net of federal benefit	18	(486)	(117)
Foreign tax expense (benefit)	1,116	(53)	(81)
Nondeductible expenses	90	132	157
Subpart F	320	—	—
Other	363	561	(359)
Change in valuation allowance	958	7,311	243

Total income tax expense (benefit)	$538	$5,883	$(882)

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s net deferred taxes consisted of the following:

	December 31,	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Fixed assets	$30	$28
Other temporary differences	547	472
Other accruals	4,468	3,006
Capitalized research and development	233	448
Unrealized foreign losses & temporary differences	2,722	2,007
Federal and state tax credits	423	352
Stock-based compensation	2,034	2,118
Valuation allowance	(9,389)	(8,431)

Total deferred tax assets	1,068	—

Deferred tax liabilities:
Intangibles	(574)	(277)

Total deferred tax liabilities	(574)	(277)

Net deferred tax assets (liabilities)	$494	$(277)

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

U.S. income taxes were provided for deferred taxes on the undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in such companies. There has been no provision for U.S. income taxes for the remaining undistributed earnings of approximately $4.0 million as of December 31, 2008, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. It is not practical to determine the federal income tax consequences upon repatriation.

Under the Tax Reform Act of 1986, the amount of and benefits from net operating loss carry forwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating loss and credit carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. The Company has approximately $5.0 million of federal net operating loss which is scheduled to expire in 2027.

In July 2008, the Housing and Economic Recovery Act of 2008 was enacted. Under this law, companies can elect to accelerate a portion of their unused alternative minimum tax credit and credit for increased research activities in lieu of the 50-percent “bonus” depreciation enacted in February 2008. The Company has analyzed and determined that it will not have any significant benefit from this election. As of December 31, 2008, the Company has federal research and development credit carryforwards of approximately $73,000, which are scheduled to expire in 2027, if not utilized.

The California 2008-2009 Budget Bill, enacted on September 30, 2008, resulted in two temporary changes to the Company’s 2008 California income tax. First, the bill suspends the use of net operating loss carryovers for two years, 2008 and 2009. Second, the bill limits the use of research and development credit carryovers to no more than 50% of the tax liability before credits. As of December 31, 2008, the Company had research and development credit

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards of approximately $0.1 million for California income tax purposes. The California credits are not subject to expiration under current California tax law. The change in California law resulted in income taxes for 2008 of approximately $8,000.

The Company has been granted a tax holiday for its Fushun, China subsidiary whereby the Company is entitled to a full exemption from China income tax starting with the first year of positive accumulated earnings and a 50% reduction from the statutory rate for the following three years. The statutory rate for the entity is currently estimated at 25%. As of December 31, 2008, the entity has made cumulative profit and thus began its first year of exemption of China income tax.

In 2006, the Internal Revenue Service completed its examination of the Company’s federal income tax returns for the years ended December 31, 2003 and 2004. Based on the results of the examination, the Company paid $391,000 to the IRS in April 2006. In 2006, the tax authority in Denmark, Skat, completed the audit of the Company’s subsidiary in Denmark for the year ended December 31, 2004 without any adjustment. Subsequent periods remain subject to examination; however, no audits are currently in process.

The Company’s valuation allowance was determined in accordance with the provisions of SFAS 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis. Management believes that sufficient uncertainty exists with regard to the realizability of its tax assets with exception of $0.5 million of foreign deferred tax assets, such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the current weakness in the overall market, and the uncertainty of when economic fundamentals will stabilize, thereby potentially impacting the Company’s ability to sustain or grow revenues and earnings, and the length of carryback and carryforward periods.

Based on the absence of sufficient positive objective verifiable evidence at December 31, 2008, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. Throughout fiscal year 2008, the Company had a valuation allowance for future tax benefits, related to certain foreign net operating losses. As a result, the valuation allowance for deferred tax assets increased by $1.0 million from $8.4 million at January 1, 2008, to approximately $9.4 million at December 31, 2008. The Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize these assets. The amount of the deferred tax asset valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized.

Prior to 2008, exposures were settled primarily through the settlement of audits within each individual tax jurisdiction or the closing of a statute of limitation. Exposures can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for income tax exposure; however, actual amounts may differ materially from these estimates.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, under FIN 48, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions. As of December 31, 2008, the Company has recorded tax contingency reserves of approximately $1.4 million inclusive of interest of $0.3 million which are included within income taxes payable in the consolidated balance sheet.

On December 31, 2008, the Company had $1.4 million of unrecognized tax benefits, $1.1 million of which would affect its effective tax rate if recognized. The Company does not anticipate any material changes to its uncertain tax positions in the next 12 months.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending balance of unrecognized tax benefits (“UTB”)is as follows:

(In thousands)

Balance at January 1, 2007	$778
Positions taken related to prior years	306
Positions taken during the current year	109

Balance at January 1, 2008	1,193
Positions taken related to prior years	—
Positions taken during the current year	(64)
Reduction to UTB due to settlement with tax authorities	(12)

Balance at December 31, 2008	$1,117

The Company recognizes interest and penalties associated with uncertain tax positions in the income tax expense. At December 31, 2008, and January 1, 2008, the provision for interest and penalties was $0.3 million and $0.2 million, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.

We conduct business globally and, as a result, one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as China, Hong Kong, Denmark, UK, France, and the United States. We are no longer subject to U.S. federal, or non-U.S. income tax examinations for years before 2005.

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2008:

United States — Federal	2005 - present
United States — State	2004 - present
China	2006 - present
Hong Kong	2005 - present
Denmark	2007 - present

Note 7.	Lines of Credit

The Company maintains credit facilities to support its operations in the United States and the People’s Republic of China.

In the United States, the Company had a $15.0 million revolving credit agreement as of December 31, 2008 and December 31, 2007. This credit facility is renewed annually and currently expires on March 13, 2009. The Company is currently renegotiating the terms of this line of credit with its bank and on March 11, 2009, the Company received an extension on its existing line to May 12, 2009 which also changed certain other terms and conditions. The amended credit agreement provides for borrowings of up to $10.0 million based on a percentage of specific qualifying assets and a blanket security interest in the Company’s assets in the United States. The Company is required to comply with certain reporting requirements in addition to the ongoing requirement to submit quarterly financial statements. Interest accrues at the floating prime bank lending rate plus 100 basis points subject to a minimum total rate of 5%. In addition, the Company pays 30 basis points annually of the average unused portion of the facility. There is no assurance that the Company will be successful in securing a renewed agreement on this line of credit for any period after May 12, 2009. As of December 31, 2008 and December 31, 2007, $1.8 million and zero, respectively, was outstanding against the revolving credit agreement.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A financial covenant under the revolving credit agreement required the Company to have EBITDA of at least $3.5 million for the period from July 1, 2008 through December 31, 2008. The Company was not in compliance with this covenant, however, the lender issued a waiver for the non compliance.

In China, as of December 31, 2008 and December 31, 2007, the Company had two unsecured revolving lines of credit, each in the amount of RMB 20 million or approximately $2.9 million, available to provide working capital. Borrowings under these lines of credit are generally at the current market rate for fixed rate loans of the amount and duration requested, up to one year. The credit facilities are renewed annually in May and October, respectively.

As of December 31, 2008, RMB 5 million or approximately $0.7 million was outstanding under the lines of credit. Interest accrues on this balance at a fixed rate of 6.3315%. The outstanding balance is due on April 30, 2009.

As of December 31, 2007, RMB 9 million or approximately $1.2 million was outstanding under the lines of credit. Interest accrued on this balance at a fixed rate of 6.48%. Principal payments of RMB 5 million and RMB 4 million were made when due on March 23, 2008 and July 24, 2008, respectively.

In addition, as of December 31, 2007, the Company had fully drawn down an unsecured line of credit in China for RMB 10 million or approximately $1.4 million. Interest accrued on this balance at a fixed rate of 8.019%. The outstanding balance was repaid when due on August 31, 2008.

Note 8.	Commitments and Contingencies

Legal Proceedings

Regulatory Compliance

During fiscal year 2008, the Company’s internal audit department identified certain payments and gifts made by certain personnel in the Company’s China operations that may have violated the FCPA. Following this discovery, the Audit Committee of the Board of Directors initiated an independent investigation. The Company has made a voluntary disclosure to the DOJ and the SEC regarding the results of its investigation. The Company has also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with FCPA violations. The Company is cooperating with the DOJ and the SEC in connection with their review of the matter and is seeking to achieve a negotiated resolution of all matters pertaining to the transactions in question. However, the final outcome of this or any future government investigation cannot be predicted with certainty and any indictment, conviction or material fine, debarment or settlement arising out of these investigations could have a material adverse affect on the Company’s business, financial condition, results of operation and future prospects.

Legal proceedings

Polimaster Ltd.  et al. v. RAE Systems Inc., United States District Court for the Northern District of California, Case No. 05-CV-01887-JF, United States Court of Appeals for the Ninth Circuit, No. 08-15708

Polimaster Ltd. and Na&Se Trading Company, Ltd. (“Polimaster”) filed a complaint against the Company on May 9, 2005, in the United States District Court for the Northern District of California in a case titled Polimaster Ltd., et al. v. RAE Systems Inc. (Case No. 05-CV-01887-JF). The complaint alleges, among other things, that the Company breached its contract with Polimaster and infringed upon Polimaster’s intellectual property rights. The dispute is subject to a contractual arbitration agreement, although the federal court has retained jurisdiction over the matter pending completion of the arbitration. The arbitration was conducted in the spring of 2007.

In September 2007, a Final Award was issued in the arbitration. The arbitrator ruled that Polimaster failed to prove its claims and was not entitled to any relief; that the Company had proven its counterclaims and was awarded damages of approximately $2.4 million; and that as the prevailing party, the Company was entitled to recover costs

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the amount of $46,000. On October 5, 2007, RAE Systems filed a motion to confirm the Final Award. On October 17, 2007, Polimaster filed an opposition to RAE Systems’ motion to confirm the Final Award and filed its own motion to vacate the Final Award. Both motions were heard on December 7, 2007, and the district court confirmed the Final Award by an order dated February 25, 2008. The district court entered judgment in favor of RAE Systems and against Polimaster on January 23, 2009. Although the Company has been awarded damages, attorney’s fees and costs, at this time, the Company is unable to determine whether it will be able to collect these amounts due to uncertainty regarding Polimaster’s financial condition and other factors.

Polimaster has appealed the portion of the district court’s order confirming the award of damages and costs to the Company in connection with its counterclaims, and the appeal is currently pending in the United States court of Appeals for the Ninth Circuit. Briefing on the appeal has been completed by both sides. Oral argument has not been scheduled at this time.

Notwithstanding the Polimaster proceeding described above, from time to time, the Company is engaged in various legal proceedings incidental to its normal business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Leases

As of December 31, 2008, the Company had an equipment lease in San Jose, California that was classified as a capital lease in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS 13”). As of December 31, 2008, the current portion of the lease, which matures in September 2009, was $58,000 and was included in accrued liabilities in the Consolidated Balance Sheets. The equipment lease bears an interest rate of 9.7%.

The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the years ended December 31, 2008, 2007 and 2006 was $1,760,000, $1,109,000 and $654,000, respectively. Excluding the Sunnyvale, California abandoned building lease as described below, future minimum annual payments under non-cancellable leases were as follows as of December 31, 2008 (in thousands):

Years Ended December 31,	Capital	Operating

2009	$58	$1,988
2010		1,468
2011		1,359
2012		1,274
2013		1,311
Thereafter		4,742

Total minimum lease payments	58	$12,142

Less: Amount representing interest	(2)

Present value of minimum lease payments	$56

In December 2004, the Company moved into its current corporate headquarters in San Jose, California and abandoned a leased facility in Sunnyvale, California. During the second quarter of 2005, the Company accrued a restructuring reserve of approximately $2.0 million for the remaining lease term of the former headquarters in Sunnyvale. The discount rate used was 4.85% and the liability was not reduced for any anticipated future sublease income. In March 2007, due to improved conditions for office rentals, the Company revised the estimated loss on abandonment of the lease and reduced operating expense by $595,000. During the second quarter of 2007, a sublease was executed with rents commencing in June 2007. As of December 31, 2008, future discounted lease

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments related to the Sunnyvale building are included in accrued liabilities totaling $250,000. The lease will expire in October 2009. Rent payments for 2008, 2007 and 2006 were $490,000, $396,000 and $366,000, respectively, for the Sunnyvale building with sublease income of $176,000 and $97,000 in 2008 and 2007, respectively. Future minimum lease payments through expiration of the lease are $439,000 in 2009. Estimated income to be generated from the sublease is $136,000.

Purchase obligations

Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule and adjust requirements based on business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year and were estimated at $4.9 million at December 31, 2008.

During 2007 the Company began to construct RAE Fushun’s new manufacturing and administrative facility in China. The estimated cost to complete this project in 2009 and beyond is $2.3 million and is not deemed to be a contractual obligation as the underlying contract does not specify a financial commitment.

Guarantees

The Company is permitted under Delaware law and required under our Certificate of Incorporation and Bylaws to indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. To date the Company has not incurred any losses under these agreements.

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

Product Warranties

The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized under accrued liabilities on the Consolidated Balance Sheets. The following table presents changes in the Company’s warranty reserve during 2008 and 2007:

	Year Ended December 31,
	2008	2007
	(In thousands)

Balance at beginning of year	$884	$553
Provision for warranty	844	1,304
Utilization of reserve	(1,041)	(992)
Foreign currency translation effects	20	19

Balance at end of year	$707	$884

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Employee Benefit Plan

The Company sponsors the RAE Systems 401(k) Plan (the “Plan”), a defined contribution plan which provides retirement benefits for its eligible employees through tax deferred salary deductions. The Plan allows employees to contribute up to 60% of their annual compensation subject to statutory maximum levels. The Plan is available to all employees in the United States who have reached the age of 21. The Plan provides for employer matching contributions of 25% on each employee’s elective contributions for the first 6.0% of eligible compensation contributed. Company contributions vest at the rate of 25% per annum over the first 4 years of service. Employer matching contributions to the Plan totaled $113,000, $129,000 and $113,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 10.	Stock-Based Compensation

Stock Option Plans

In June 2007, the Company’s shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) to replace the Company’s 2002 Stock Option Plan (the “2002 Plan”). The 2007 Plan authorizes the grant of options to employees, directors and consultants to purchase shares of the Company’s common stock.

Four million shares of the Company’s common stock are authorized for issuance under the 2007 Plan. The maximum number of shares that may be issued under the 2007 Plan will be increased from time to time by shares subject to options granted under the 2002 Plan that expire or are terminated and by shares acquired under the 2002 Plan that are forfeited or repurchased by the Company for the option holder’s purchase price. However, no more than 1.5 million additional shares may be authorized for issuance under the 2007 Plan as a result of these adjustments. During the year ended December 31, 2008, 812,000 shares have been added to the 2007 Plan due to qualifying adjustments from the 2002 Plan.

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

The total intrinsic value of options exercised during 2008 and 2007 was $179,000 and $30,000, respectively. In connection with these exercises, no tax benefit was realized as the Company has a full valuation allowance on its deferred tax assets. As of December 31, 2008, the unrecognized future estimated stock-based compensation expense related to stock options and net of expected forfeitures was $1.9 million. That cost is expected to be recorded over an estimated amortization period of 2.8 years.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of stock option activity (in thousands, except weighted-average amounts):

	Options Outstanding
	Number of	Weighted-Average
	Shares	Exercise Price

Balance as of December 31, 2005	2,702	$2.92
Granted	1,141	3.69
Exercised	(342)	1.15
Canceled	(362)	4.42

Balance as of December 31, 2006	3,139	3.22
Granted	855	2.73
Exercised	(32)	2.25
Canceled	(239)	4.18

Balance as of December 31, 2007	3,723	3.05
Granted	1,299	1.51
Exercised	(149)	0.29
Canceled	(680)	3.83

Balance as of December 31, 2008	4,193	2.55

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
	Number	Contractual	Average	Intrinsic	Number	Contractual	Average	Intrinsic
Range of	of	Life	Exercise	Value	of	Life	Exercise	Value
Exercise Prices	Shares	(in Years)	Price	(’000)	Shares	(in Years)	Price	(’000)

$0.00 — 0.50	120,877	2.51	$0.08	$56	120,877		$0.08	$56
0.51 — 1.00	87,936	3.99	0.58	—	87,936		0.58	—
1.01 — 1.50	1,468,282	7.67	1.31	—	428,282		1.07	—
1.51 — 2.00	200,000	9.28	1.87	—	—		—	—
2.01 — 2.50	284,167	8.64	2.28	—	80,729		2.29	—
2.51 — 3.00	445,000	8.25	2.88	—	190,308		2.87	—
3.01 — 4.00	1,189,324	7.14	3.66	—	813,799		3.62	—
4.01 — 5.00	152,500	5.38	4.81	—	148,854		4.83
5.01 — 6.00	220,000	5.26	5.28	—	220,000		5.28
6.01 — 7.00	25,000	5.87	6.43	—	24,791		6.43	—

	4,193,086	7.28	2.55	$56	2,115,576	5.76	2.95	$56

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the excess of the Company’s closing stock price of $0.54 as of December 31, 2008 over the options holders’ exercise price, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2008 was 169,000. As of December 31, 2008, the stock options outstanding included 3,810,082 options which were either vested or are expected to vest, with a weighted-average exercise price of $2.61, and aggregate intrinsic value of $56,000 and a remaining contractual term of 7.11 years.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2008, the Company granted an aggregate of 150,000 shares of common stock to non-employee directors under the 2007 Plan. The weighted-average grant date fair value of these awards is $1.40. The shares are not subject to vesting and compensation expenses of $210,000 was recognized on date of grant. As of December 31, 2008 no unvested grants of restricted stock were outstanding under the 2007 Plan.

Non-Plan Stock Options

In 2002, the Company granted certain of its Directors non-plan options to purchase 400,000 shares of restricted stock at a weighted average exercise price of $0.99 per share. The options vested 25% after one year with the remainder vesting pro-rata monthly over the following three years. The vested options are exercisable over ten years from date of grant. During 2008, no stock-based compensation expense related to non-plan stock options remained to be recorded.

The following is a summary of activity for the non-plan stock options (in thousands, except per share amounts):

	Options Outstanding
	Number	Weighted-Average
	of Shares	Exercise Price

Balance as of December 31, 2005	337	$1.02
Granted	—	—
Exercised	(237)	1.01
Canceled	—	—

Balance as of December 31, 2006	100	1.06
Granted	—	—
Exercised	—	—
Canceled	—	—

Balance as of December 31, 2007	100	1.06
Granted	—	—
Exercised	—	—
Canceled	—	—

Balance as of December 31, 2008	100	1.06

The following table summarizes the outstanding and exercisable non-plan stock options as of December 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
	Number	Contractual	Average	Intrinsic	Number	Contractual	Average	Intrinsic
Range of	of	Life	Exercise	Value	of	Life	Exercise	Value
Exercise Prices	Shares	(in Years)	Price	(’000)	Shares	(in Years)	Price	(’000)

$1.06	100,000	3.41	$1.06	$—	100,000	3.41	$1.06	$—

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

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock awards or 203,571 shares vested immediately and a charge of $596,000 was included in the loss from discontinued operations. See “Note 3. Discontinued Operations” for more detail.

The fair market value of the Company’s common shares on the dates the awards were granted represents unrecognized deferred stock compensation which is being amortized on a straight-line basis over the vesting period of the underlying stock awards. As of December 31, 2008, $158,000 of estimated stock-based compensation expense related to restricted stock awards remains to be recorded. That cost is expected to be recorded over an amortization period of 1.5 years.

The following is a summary of activity for the non-plan awards (in thousands, except per share amounts):

	Restricted Stock Awards
		Weighted-Average
	Number	Grant-Dated
	of Shares	Fair Value

Balance as of December 31, 2005	—	$—
Granted	536	2.81
Vested	—	—
Forfeited	—	—

Balance as of December 31, 2006	536	2.81
Granted	—	—
Vested	(354)	2.81
Forfeited	—	—

Balance as of December 31, 2007	182	2.81
Granted	—	—
Vested	(73)	2.81
Forfeited	—	—

Balance as of December 31, 2008	109	2.81

Stock-Based Compensation Expense

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation cost for those equity awards expected to vest. The impact on the Company’s results from continuing operations of recording stock-based compensation by function for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cost of sales	$11	$23	$54
Sales and marketing	49	109	90
Research and development	307	325	213
General and administrative	1,226	1,414	1,188

Total	$1,593	$1,871	$1,545

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company recorded the following stock-based compensation expenses from discontinued operations for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
	(In thousands)

Sales and marketing	$628	$75
Research and development	53	6

Total	$681	$81

No stock-based compensation expense from discontinued operations was recorded during fiscal 2008.

Valuation Assumptions

The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) valuation model and a single option award approach. The fair value of each option grant is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The weighted-average assumptions applied are summarized below:

	Year Ended December 31,
	2008	2007	2006

Expected volatility	60-65%	65%	75-79%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.7-3.6%	4.8%	5.0%
Expected term in years	5.5-6.0	5.5	6.1
Weighted-average grant date fair value	$0.89	$1.66	$2.62

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

Expected Term — The Company’s expected term represents the weighted-average period that the Company’s stock-based awards are expected to be outstanding. From the first quarter of 2007, the Company has used the historical exercise patterns of previously granted options in relation to the Company’s stock price to estimate expected exercise patterns. Prior to 2007, the Company applied the “Simplified Method” as defined in the SEC’s Staff Accounting Bulletin No. 107.

Estimated Forfeitures — To estimate forfeitures, the Company applies its historical rate of option forfeitures. Estimated forfeiture rates are trued-up to actual forfeiture results as the stock-based awards vest.

Note 11.	Related Party Transactions

The Company accounts for its 40% ownership in Renex Technologies Ltd. (“Renex”), a Hong Kong company, following the equity method. The Company’s total investment in Renex at December 31, 2008 and 2007 was $448,000 and $405,000, respectively. The Company recorded an equity interest in gain of Renex of $43,000 and

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3,000 for the years ended December 31, 2008 and 2007, respectively, and a loss of $194,000 for the year ended December 31, 2006.

The Company pays a 7.5% royalty to Renex for modems incorporated into certain RAE Systems products. In 2008, 2007 and 2006, the Company made royalty payments amounting to zero, $84,000 and $91,000, respectively. The Company also paid $181,000, $149,000 and $254,000 to Renex for a research project in 2008, 2007 and 2006, respectively.

The Company recorded zero and $1,000 of investment and additional paid in capital in 2008 and 2007, respectively, to properly reflect the carrying value of its investment and its prorated share of the net equity of Renex.

In conjunction with the original and subsequent additional investment in RAE Beijing, unsecured notes payable were established for the previous RAE Beijing shareholders as part of the purchase price agreement in May 2004 and July 2006. As of December 31, 2008 and December 31, 2007, $1,329,000 and $191,000, respectively, were included in current notes payable to related parties and $1,219,000 and $2,370,000, respectively, were included in long term notes payable to related parties.

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

Scheduled payments of principal under the notes from 2009 through maturity in 2011 are $1,329,000, $609,000 and $610,000, respectively.

In addition to its 40% ownership in Renex, the Company has investments in two distributors of RAE Systems products, RAE Benelux and RAE Spain. The Company owns 10% and 19% of RAE Benelux and RAE Spain, respectively. These investments are accounted for under the cost method.

The Liaoning Group owns a 30% interest in RAE Fushun and is also a supplier to RAE Fushun.

Transactions and balances with the Company’s related parties were as follows:

	Year Ended December 31,				December 31,	December 31,
(In thousand)	2008	2007	2006		2008	2007

Sales:				Accounts receivable:
Renex	$282	$228	$91	Renex	$100	$21
RAE Benelux	2,287	1,596	1,041	RAE Benelux	411	287
RAE Spain	604	442	331	RAE Spain	192	202

	$3,173	$2,266	$1,463		$703	$510

Purchases:				Accounts payable:
Liaoning Group	$20	$4,448	$—	Liaoning Group	$72	$566
Renex	677	675	573	Renex	382	411
RAE Benelux	—	—	—	RAE Benelux	—	—
RAE Spain	—	—	—	RAE Spain	—	—

	$697	$5,123	$573		$454	$977

The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary and bonus of $111,000, $96,000 and $103,000 for 2008, 2007 and 2006,

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions regarding Ms. Chen are performed in the same manner as other U.S. employees, with Robert Chen the final approval signatory on compensation recommendations.

Note 12.	Fair Value Measurements

The Company uses the following methods and assumptions in estimating the fair value of financial assets and liabilities:

Cash and cash equivalents and bank line of credit:  The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short-term maturity of these instruments.

Notes payable to related parties:  The fair value was determined by discounting these non-interest bearing notes payables at an interest rate commensurate with commercial borrowing rates available to the Company in China.

SFAS No. 157 “Fair Value Measurements” requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

The carrying amounts and fair values of the Company’s financial assets and liabilities were as follows:

		December 31, 2008		December 31, 2007
		Carrying		Carrying
	Category	Amounts	Fair Value	Amounts	Fair Value
	(In thousands)

Bank lines of credit	Level 1	2,584	2,584	2,618	2,618
Notes payable to related parties	Level 2	2,548	2,548	2,561	2,561

Note 13.	Geographic Information

The Company operates primarily in three geographic regions: Americas, Asia and Europe. The following tables present net sales and identifiable long-lived assets by geographic region:

	Year Ended December 31,
	2008	%	2007	%	2006	%
	(In thousands)

Net sales:
Americas	$38,467	40	$37,011	41	$32,803	49
Asia	41,422	44	42,107	46	26,024	38
Europe	15,494	16	11,718	13	8,894	13

Total net sales	$95,383	100	$90,836	100	$67,721	100

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,		December 31,
	2008	%	2007	%
	(In thousands)

Property and equipment, net
Americas	$533	4	$784	6
Asia	14,228	95	11,292	92
Europe	215	1	182	2

Total property and equipment, net	$14,976	100	$12,258	100

Net sales in China were $38.1 million or 40%, $39.1 million or 43% and $23.9 million or 35% of total net sales in 2008, 2007 and 2006 respectively. China held $14.2 million or 95% and $11.3 million or 92% of total net property and equipment as of December 31, 2008 and 2007, respectively.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2008
	(In thousands, except per share data)

Net sales	$17,869	$24,647	$28,845	$24,022	$95,383
Gross profit	8,855	13,091	15,775	10,494	48,215
Operating income (loss) from continuing operations	(2,557)	498	1,379	(5,409)	(6,089)
Income (loss) from continuing operations	(2,346)	(472)	558	(4,903)	(7,163)
Income (loss) from discontinued operations, net of tax	10	5	(4)	—	11
Net income (loss)	(2,336)	(467)	554	(4,903)	(7,152)
Basic net income (loss) per common share:
Continuing operations	$(0.04)	$(0.01)	$0.01	$(0.08)	$(0.12)
Discontinued operations	$—	$—	$—	$—	$—

Basic net income (loss) per common share	$(0.04)	$(0.01)	$0.01	$(0.08)	$(0.12)

Diluted net income (loss) per common share:
Continuing operations	$(0.04)	$(0.01)	$0.01	$(0.08)	$(0.12)
Discontinued operations	—	—	—	—	—

Diluted net income (loss) per common share	$(0.04)	$(0.01)	$0.01	$(0.08)	$(0.12)

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter(1)	Quarter(1)	Quarter(1)	Quarter(1)	2007

Net sales	$17,934	$20,056	$25,333	$27,513	$90,836
Gross profit	9,134	9,987	13,322	13,965	46,408
Operating income (loss) from continuing operations	(2,206)	(1,966)	1,156	(1,155)	(4,171)
Income (loss) from continuing operations	(2,066)	(2,223)	875	(7,128)	(10,542)
Loss from discontinued operations, net of tax	(253)	(232)	(3,291)	(378)	(4,154)
Net loss	(2,319)	(2,455)	(2,416)	(7,506)	(14,696)
Basic net income (loss) per common share:
Continuing operations	$(0.03)	$(0.04)	$0.01	$(0.12)	$(0.18)
Discontinued operations	$—	$(0.01)	$(0.05)	$(0.01)	$(0.07)

Basic net loss per common share	$(0.03)	$(0.05)	$(0.04)	$(0.13)	$(0.25)

Diluted net income (loss) per common share:
Continuing operations	$(0.03)	$(0.04)	$0.01	$(0.12)	$(0.18)
Discontinued operations	—	(0.01)	(0.05)	(0.01)	(0.07)

Diluted net loss per common share	$(0.03)	$(0.05)	$(0.04)	$(0.13)	$(0.25)

(1)	In August 2007, the Board of Directors approved the discontinuation of the Company’s DVR business. Impairment expenses recognized in fiscal 2007 totaled $4.2 million. Prior quarters’ results were adjusted to reflect discontinued operations.