Form 10-Q
period 2009-03-31
RAE SYSTEMS INC
filed 2009-05-08
CIK 1084876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-31783

RAE SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 3775 North First Street San Jose, California (Address of principal executive offices)	77-0280662 (I.R.S. Employer Identification No.) 95134 (Zip Code)
408-952-8200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common stock, $0.001 par value per share	59,443,914 shares

RAE Systems Inc.

PART I. Financial Information
Item 1. Financial Statements
RAE Systems Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$14,703	$14,845
Trade notes receivable	1,945	1,870
Accounts receivable, net of allowances of $3,911 and $3,472, respectively	18,095	20,961
Accounts receivable from affiliate	141	100
Inventories	16,163	17,604
Prepaid expenses and other current assets	4,344	4,991
Income taxes receivable	979	895

Total current assets	56,370	61,266

Property and equipment, net	14,988	14,976
Intangible assets, net	3,111	3,342
Investments in unconsolidated affiliates	399	467
Other assets	1,021	1,124

Total assets	$75,889	$81,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,445	$6,387
Accounts payable to affiliate	208	382
Payable to Fushun shareholder	2	64
Bank lines of credit	3,744	2,584
Accrued liabilities	10,452	12,318
Notes payable to related parties, current	750	1,329
Income taxes payable	444	425
Deferred revenue, current	565	631

Total current liabilities	20,610	24,120

Deferred revenue, non-current	628	685
Deferred tax liabilities, non-current	—	83
Deferred gain on sale of real estate, non-current	4,920	5,079
Other long-term liabilities	1,339	1,292
Notes payable to related parties, non-current	758	1,219

Total liabilities	28,255	32,478

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized; 59,443,914 and 59,443,914 shares issued and outstanding, respectively	59	59
Additional paid-in capital	62,913	62,549
Accumulated other comprehensive income	6,411	6,555
Accumulated deficit	(26,935)	(25,947)

Total RAE Systems Inc. shareholders’ equity	42,448	43,216
Noncontrolling interest	5,186	5,481

Total shareholders’ equity	47,634	48,697

Total liabilities and shareholders’ equity	$75,889	$81,175

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net sales	$19,113	$17,869
Cost of sales	9,783	9,014

Gross profit	9,330	8,855

Operating expenses:
Sales and marketing	4,382	5,380
Research and development	1,595	1,736
General and administrative	4,413	4,296

Total operating expenses	10,390	11,412

Operating loss from continuing operations	(1,060)	(2,557)
Other income (expense):
Interest income	9	48
Interest expense	(145)	(102)
Other, net	(61)	307
Equity in loss of unconsolidated affiliate	(67)	(9)

Loss from continuing operations before income taxes	(1,324)	(2,313)
Income tax benefit (expense)	41	(196)

Loss from continuing operations	(1,283)	(2,509)
Gain from discontinued operations, net of tax	—	10

Net loss	(1,283)	(2,499)
Net loss attributable to the noncontrolling interest	295	163

Net loss attributable to RAE Systems Inc.	$(988)	$(2,336)

Net loss per share-basic and diluted:
Continuing operations	$(0.02)	$(0.04)
Discontinued operations	—	—

Net loss per share-basic and diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding-basic and diluted	59,343	58,999

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to RAE Systems Inc.	$(988)	$(2,336)
Gain from discontinued operations	—	10

Loss from continuing operations attributable to RAE Systems Inc.	(988)	(2,346)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	896	806
Gain on disposal of property and equipment	(158)	(144)
Stock based compensation expense	364	397
Equity in loss of unconsolidated affiliate	67	9
Net loss attributable to the noncontrolling interest	(295)	(163)
Deferred income taxes	(83)	—
Amortization of discount on notes payable to related parties	13	13
Changes in operating assets and liabilities:
Accounts receivable	2,797	3,640
Accounts receivable from affiliate	(41)	(14)
Trade notes receivable	(75)	(81)
Inventories	1,399	(1,153)
Prepaid expenses and other current assets	645	(324)
Income taxes receivable	(84)	(119)
Other assets	94	186
Accounts payable	(830)	(273)
Accounts payable to affiliate	(175)	(86)
Accrued liabilities	(1,794)	(958)
Income taxes payable	33	180
Deferred revenue	(123)	(150)
Other liabilities	(79)	(209)

Net cash provided by (used in) operating activities of continuing operations	1,583	(789)
Net cash provided by operating activities of discontinued operations	—	9

Net cash provided by (used in) operating activities	1,583	(780)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,782)	(325)

Net cash used in investing activities	(1,782)	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank loans	—	(712)
Repurchases of common stock	—	(25)
Borrowings from bank line of credit	1,167	—
Payments on notes payable to related parties	(988)	(42)

Net cash provided by (used in) financing activities	179	(779)

Effect of exchange rate changes on cash and cash equivalents	(122)	222
Decrease in cash and cash equivalents	(142)	(1,662)
Cash and cash equivalents at beginning of period	14,845	15,906

Cash and cash equivalents at end of period	$14,703	$14,244

Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$194	$332
Cash paid for interest	278	116
Non-cash investing and financing activities:
Unpaid property and equipment	—	64
See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
The Company
     Founded in 1991, RAE Systems Inc. (the “Company” or “RAE Systems”), a Delaware company, develops and manufactures rapidly-deployable, multi-sensor chemical and radiation detection monitors and networks for industrial safety, environmental monitoring and homeland security applications. The Company’s products are based on proprietary sensor technology, and include personal, breathing zone, portable, wireless and fixed chemical detection monitors and radiation detectors.
Basis of Presentation
     The financial information presented in this Form 10-Q is unaudited and is not necessarily indicative of the future consolidated financial position, results of operations or cash flows of RAE Systems. The unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at the date of the interim balance sheets, results of operations and its cash flows for the stated periods, in conformity with the accounting principles generally accepted in the United States of America. The consolidated balances at December 31, 2008 were derived from the audited consolidated financial statements included in the Company’s Annual Report (“Annual Report”) on Form 10-K for the year ended December 31, 2008. The condensed consolidated financial statements included in this report should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Annual Report.
Principles of Consolidation
     The consolidated financial statements include the accounts of RAE Systems and its subsidiaries. The ownership of other interest holders of consolidated subsidiaries is reflected as noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation. On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), which changed the presentation requirements for noncontrolling (minority) interests. See Recent Accounting Pronouncements for more information.
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

Stock-Based Compensation Expense
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), “Share-Based Payment”, (“SFAS 123 (R)”). The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation method. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award and recognized in expense over the requisite service, which is generally the vesting period.
     The impact on the Company’s results from continuing operations of recording stock-based compensation by function for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Cost of sales	$2	$8
Sales and marketing	14	9
Research and development	71	101
General and administrative	277	279

Total	$364	$397

     The following is a summary of options (in thousands, except weighted-average exercise price):

	Options Outstanding
	Number	Weighted-Average
	Of Shares	Exercise Price
Balance as of January 1, 2009	4,193	$2.55
Granted	—	—
Exercised	—	—
Canceled	(115)	3.75

Balance as of March 31, 2009	4,078	2.51

     No stock options or restricted stock was granted in the three months ended March 31, 2009. The fair value of the Company’s stock options granted to employees for the three months ended March 31, 2008 was estimated using the following weighted-average assumptions:

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
     As of March 31, 2009, the Company has reserved 120,877 shares of common stock for issuance under its 1993 Stock Option Plan, 2,402,625 shares under the 2002 Plan and 1,554,167 shares under the 2007 Plan. As of March 31, 2009, 815,376 shares have been added to the balance available for grant under the 2007 Plan as a result of grants cancelled under the 2002 Plan and 3,111,209 shares of common stock remain available for future grants under the 2007 Plan.
     Non-Plan Stock Options
     In 2002, the Company granted certain of its directors options to purchase 400,000 shares of non-plan restricted common stock at a weighted-average exercise price of $0.99. Twenty five percent of these options vested after one year with the remainder vesting monthly over the following three years. The vested shares are exercisable over ten years. As of March 31, 2009, options to purchase 100,000 shares of restricted common stock remain unexercised at a weighted-average exercise price of $1.06.
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
     The following is a summary of activity for the non-plan stock awards (in thousands, except per share amounts):

	Restricted Stock Awards
		Weighted-Average
	Number	Grant-Dated
	Of Shares	Fair Value
Unvested as of January 1, 2009	109	$2.81
Granted	—	—
Vested	(15)	2.81
Forfeited	—	—

Unvested as of March 31, 2009	94	2.81

Earnings Per Common Share
     Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. The weighted-average number of anti-dilutive shares excluded from diluted earnings per common share calculated for the three months ended March 31, 2009 was 4,363,023. The weighted-average number of anti-dilutive shares excluded from diluted earnings per common share calculated for the three months ended March 31, 2008 was 3,599,627.
Segment Reporting
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-makers are the Chief Executive Officer and the Chief

Financial Officer. Although the Company’s operating segments consist of entities geographically based in the Americas, Asia and Europe, the Company is in a single reporting segment worldwide in the sale of portable and wireless gas and radiation detection products and related services. Accordingly, the Company operated as one reportable segment during the three months ended March 31, 2009.
Variable Interest Entities
     S.A.R.L RAE France (“RAE France”) was identified by management as a variable interest entity. The Company is the primary beneficiary through its ownership of RAE Europe ApS. RAE France distributes and sells RAE products exclusively in France. RAE France had total sales of $632,000 and $565,000 in the three months ended March 31, 2009 and 2008, respectively. The Company has consolidated RAE France since December 2004.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. The Company adopted SFAS 141(R) on January 1, 2009. The adoption of SFAS 141(R) is expected to change the Company’s accounting treatment for business combinations on a prospective basis.
     In December 2007, the FASB issued SFAS 160. This statement changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS 160 on January 1, 2009 and reclassified noncontrolling interests in the amount of $5.5 million from minority interest to equity in the December 31, 2008 condensed consolidated balance sheet. The presentation and disclosure requirements of SFAS 160 were applied retrospectively for all periods presented.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133”. This statement establishes enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets". FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 162 did not have a material impact on its consolidated financial statements.

Note 2. Composition of Certain Financial Statement Items
Inventory
     Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead costs. The components of inventories were as follows:

	March 31,	December 31,
(in thousands)	2009	2008
Raw materials	$7,537	$8,213
Work-in-progress	2,084	2,910
Finished goods	6,542	6,481

	$16,163	$17,604

Prepaid expenses and other current assets

	March 31,	December 31,
(in thousands)	2009	2008
Supplier advances and deposits	$550	$977
Accounts receivable from employees	653	661
Prepaid insurance	237	437
Deferred tax assets, current	678	578
Other current assets	2,226	2,338

	$4,344	$4,991

Property and equipment, net

	March 31,	December 31,
(in thousands)	2009	2008
Buildings and improvements	$10,343	$10,327
Equipment	5,162	5,070
Computer equipment	4,979	4,971
Automobiles	1,532	1,590
Furniture and fixtures	443	434
Construction in progress	3,036	2,457

	25,495	24,849
Less: Accumulated depreciation	(10,507)	(9,873)

	$14,988	$14,976

Intangible assets, net

	March 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer list	$5,443	$(2,824)	$2,619	$5,438	$(2,636)	$2,802
Trade name	1,354	(862)	492	1,352	(812)	540

	$6,797	$(3,686)	$3,111	$6,790	$(3,448)	$3,342

     Amortization expense associated with intangible assets was $253,000 and $243,000 for the three months ended March 31, 2009 and 2008, respectively. Based on the carrying amount of intangible assets as of March 31, 2009, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in thousands):

Years Ended December 31,
Remainder of 2009	$690
2010	902
2011	636
2012	371
2013	280
Thereafter	232

Total amortization	$3,111

Accrued liabilities

	March 31,	December 31,
(in thousands)	2009	2008
Compensation and related benefits	$2,216	$2,445
Accrued commission	1,823	2,010
Customer deposits	1,546	1,792
Accrued professional fees	704	755
Other	4,163	5,316

	$10,452	$12,318

Note 3. Income Tax
     The Company estimates its annual effective tax rate for the year and applies that rate to the quarter to date profit before tax to determine the quarterly and quarter to date tax expense. Certain loss entities are excluded from the calculation of annual estimated effective tax rate if the Company anticipates that it will not be able to recognize a benefit from those loss subsidiaries at year end. Certain expenses are accounted for as discrete to the quarter and excluded from the estimated annual effective tax rate.
     The effective tax rate for the three months ended March 31, 2009, was 4% of pretax loss, compared to (9%) of pretax loss in the first quarter of 2008.
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
Note 4. Comprehensive Loss
     The components of comprehensive loss were as follows:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Net loss	$(1,283)	$(2,499)
Other comprehensive income(loss):
Change in foreign currency translation	(151)	2,005

Comprehensive loss	(1,434)	(494)
Comprehensive loss attributable to the noncontrolling interest	295	163

Comprehensive loss attributable to RAE Systems Inc.	$(1,139)	$(331)

     The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments of $6.4 million and $6.6 million as of March 31, 2009 and December 31, 2008, respectively.
Note 5. Commitments and Contingencies
Regulatory Compliance
     During fiscal year 2008, the Company’s internal audit department identified certain payments and gifts made by certain personnel in the Company’s China operations that may have violated the United Stated Foreign Corrupt Practices Act or FCPA. Following this discovery, the Audit Committee of the Board of Directors initiated an independent investigation. The Company has made a voluntary disclosure to the United States Department of Justice (DOJ) and the United States Securities and Exchange Commission (SEC) regarding the results of its investigation. The Company has also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with violations. The Company is cooperating with the DOJ and the SEC in connection with their review of the matter, including responding to requests for information and is seeking to achieve a negotiated resolution of all matters pertaining to the transactions in question. However, the timing and final outcome of this or any future government investigation cannot be predicted with certainty and any indictment, conviction or material fine, debarment or settlement arising out of these investigations could have a material adverse affect on the Company’s business, financial condition, results of operation and future prospects.
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

Leases
     As of March 31, 2009, the Company had an equipment lease in San Jose, California that was classified as a capital lease in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS 13”). As of March 31, 2009, the remaining balance due on the lease was $39,000 and was included in accrued liabilities in the Consolidated Balance Sheets. The equipment lease bears an interest rate of 9.7%.
     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the three months ended March 31, 2009 and 2008 was $375,000 and $638,000, respectively. Excluding the Sunnyvale, California abandoned building lease as described below, future minimum annual payments under non-cancellable leases were as follows as of March 31, 2009 (in thousands):

Years Ended December 31,	Capital	Operating
Remainder of 2009	$39	$1,476
2010		1,453
2011		1,344
2012		1,259
2013		1,295
Thereafter		4,729

Total minimum payments	39	$11,556

Less: Amount representing interest	(1)

Present value of minimum lease payments	$38

     In December 2004, the Company moved into its current corporate headquarters in San Jose, California and abandoned a leased facility in Sunnyvale, California. During the second quarter of 2005, the Company accrued a restructuring reserve of approximately $2.0 million for the remaining lease term of the former headquarters in Sunnyvale. The discount rate used was 4.85% and the liability was not reduced for any anticipated future sublease income. In March 2007, due to improved conditions for office rentals, the Company revised the estimated loss on abandonment of the lease and reduced operating expense by $595,000. During the second quarter of 2007, a sublease was executed with rents commencing in June 2007. As of March 31, 2009, future discounted lease payments related to the Sunnyvale building are included in accrued liabilities totaling $178,000. Rent payments for three months ended March 31, 2009 and 2008 were $132,000 and $105,000, respectively, for the Sunnyvale building with sublease income of $44,000 and $43,000 for the three months ended March 31, 2009 and 2008, respectively. Future minimum lease payments through expiration of the lease in October 2009 are $307,000. Estimated income to be generated from the sublease is $91,000.
     In December 2008, the Company invested approximately $1.2 million for land use rights in Shanghai, China to construct a new manufacturing, engineering and administrative facility. The Company expects to begin construction of the new facility in the second half of 2009 subject to arranging project and long-term financing. Upon the expected completion of the construction in 2010, the Company would vacate its existing leased facility in Shanghai. Based on discussions with Shanghai government officials, the landlord of the existing Company facility, the Company believes that it will be able to terminate the lease without penalty. No assurance can be given that the Company will be able to arrange financing terms acceptable to the Company and that it would not be subject to lease termination penalties.
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
Note 6. Warranty Reserves
     The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized under accrued liabilities on the Consolidated Balance Sheets. The following is a summary of the changes in these liabilities during the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Warranty reserve at beginning of period	$707	$884
Provision for warranty	360	26
Utilization of reserve	(327)	(225)
Foreign currency translation effects	(5)	24

Warranty reserve at end of period	$735	$709

Note 7. Lines of Credit
     The Company maintains credit facilities to support its operations in the United States and the People’s Republic of China.
     In the United States, the Company had a $15.0 million revolving credit agreement as of December 31, 2008. This credit facility is renewed annually. On March 11, 2009, the Company received an extension of its existing line to May 12, 2009 which also changed certain other terms and conditions The amended credit agreement provides for borrowings of up to $10.0 million based on a percentage of specific qualifying assets and a blanket security interest in the Company’s assets in the United States. The Company is required to comply with certain reporting and financial requirements in addition to the ongoing requirement to submit monthly financial information. Interest accrues at the floating prime bank lending rate plus 100 basis points subject to a minimum total rate of 5%. In addition, the Company pays 30 basis points annually of the average unused portion of the facility. On April 29, 2009, the revolving credit agreement, as amended, was renewed to expire on May 15, 2010. As of both March 31, 2009 and December 31, 2008, $1.8 million was outstanding against the revolving credit agreement.
     In China, as of March 31, 2009 and December 31, 2008, the Company had two unsecured revolving lines of credit, each in the amount of Renminbi (“RMB”) 20.0 million or approximately $2.9 million, available to provide working capital. Borrowings under these lines of credit are generally at the current market rate for fixed rate loans of the amount and duration requested, up to one year. The credit facilities are renewed annually in May and October, respectively.
     On March 31, 2009 and December 31, 2008, RMB 13.0 million or approximately $1.9 million was outstanding under the lines of credit. A loan in the amount of RMB 5.0 million or approximately $0.7 million bearing interest at a fixed rate of 6.33% is due on April 30, 2009. The outstanding balance plus interest of approximately $23,000 was paid on April 30, 2009. A second loan in the amount of RMB 8.0 million or approximately $1.2 million bearing interest at a fixed rate of 5.31% is due on January 4, 2010.
Note 8. Related Party Transactions
     The Company accounts for its 40% ownership in Renex Technologies Ltd. (“Renex”), a Hong Kong company, using the equity method starting January 1, 2002. The Company’s total investment in Renex at March 31, 2009 and December 31, 2008 was $381,000 and $448,000, respectively. The Company recorded losses of $67,000 and $9,000 in Renex for the three months ended March 31, 2009 and 2008, respectively.
     The Company pays a 7.5% royalty to Renex for using certain modems developed by Renex. In the first quarter of 2009 and 2008, the Company did not sell products with Renex technology and therefore did not make royalty payments.

     In conjunction with the original and subsequent additional investment in RAE Beijing, unsecured notes payable were established for the previous RAE Beijing shareholders as part of the purchase price agreement in May 2004 and July 2006. As of March 31, 2009 and December 31, 2008, $750,000 and $1,329,000, respectively, were included in current notes payable to related parties in the Company’s Condensed Consolidated Balance Sheets and $758,000 and $1,219,000, respectively, were included in long term notes payable to related parties.
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
     Scheduled payments of principal under the notes from 2009 through maturity in 2011 are $750,000, $379,000 and $379,000, respectively.
     In addition to its 40% ownership in Renex, the Company has investments in three distributors of RAE Systems products, RAE Australia, RAE Benelux and RAE Spain. The Company owns 19%, 10% and 19% of RAE Australia, RAE Benelux and RAE Spain, respectively. These investments are accounted for under the cost method.
     The Liaoning Coal Industry Group, Ltd. (“Liaoning Group”) owns a 30% interest in RAE Fushun and is also a supplier to RAE Fushun.
     Transactions and balances with the Company’s related parties were as follows:

	Three Months Ended
	March 31,			March 31,	December 31,
(in thousands)	2009	2008		2009	2008
Sales:			Accounts receivable:
Renex	$105	$48	Renex	$141	$100
RAE Benelux	459	589	RAE Benelux	124	411
RAE Spain	50	215	RAE Spain	100	192

	$614	$852		$365	$703

Purchases:			Accounts payable:
Liaoning Group	$—	$1	Liaoning Group	$10	$72
Renex	47	98	Renex	208	382

	$47	$99		$218	$454

     The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary and bonus of $30,000 and $24,000 for the three months ended March 31, 2009 and 2008, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions regarding Ms. Chen are performed in the same manner as other U.S. employees, with Robert Chen having the final approval signatory on compensation recommendations.
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
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of the DVR business are reported as discontinued operations for all periods presented. The financial results included in discontinued operations were as follows:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Net sales	$—	$3
Gain from discontinued operations before income taxes	—	10
Income tax benefit	—	—

Gain from discontinued operations	$—	$10

     There were no assets and liabilities related to the disposal group as of March 31, 2009. As of March 31, 2008, the Company was carrying total current assets and total current liabilities of $9,000 and $11,000, respectively.
Note 10. Fair Value Measurements
     The Company uses the following methods and assumptions in estimating the fair value of assets and liabilities:
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
     Intangible assets, net: The fair value is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
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

     The following table reflects the carrying amounts and fair values of the Company’s financial assets and liabilities as of March 31, 2009 and December 31, 2008:

		March 31, 2009		December 31, 2008
		Carrying		Carrying
(in thousands)	Category	Amounts	Fair Value	Amounts	Fair Value
Cash and cash equivalent	Level 1	$14,703	$14,703	$14,845	$14,845
Bank lines of credit	Level 1	3,744	3,744	2,584	2,584
Notes payable to related parties	Level 2	1,508	1,508	2,548	2,548
Intangible assets, net	Level 3	3,111	3,111	3,342	3,342
Note 11. Shareholders’ Equity
     The following table is a summary of the changes in equity:

	Three Months Ended March 31,			Three Months Ended March 31,
	2009			2008
	RAE Systems			RAE Systems
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
(in thousands)	Equity	Interest	Equity	Equity	Interest	Equity
Equity, Beginning of Period	$43,216	$5,481	$48,697	$46,356	$5,385	$51,741
Net loss	(988)	(295)	(1,283)	(2,336)	(163)	(2,499)
Translation adjustments	(144)	—	(144)	2,005	196	2,201

Comprehensive (loss) income	(1,132)	(295)	(1,427)	(331)	33	(298)
Repurchases of restricted common stock	—	—	—	(25)	—	(25)
Stock-based compensation expense	364	—	364	397	—	397

Equity, End of Period	$42,448	$5,186	$47,634	$46,397	$5,418	$51,815

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
Overview
     We are a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical and radiation detection monitors and networks. Founded in 1991 to develop technologies for the detection and early warning of hazardous materials, today we offer a full line of portable chemical and radiation detection solutions. These solutions have been deployed in over 95 countries and range from small handheld devices to rapidly deployable wireless systems to fixed, wall mounted facility safety solutions.
     We are currently focused on delivering world wide solutions to five key market sectors:
•	The Energy market which includes oil exploration, oil refining, natural gas and coal mine safety.

•	The Hazardous Material Management market which includes hazardous incident response teams, material transportation and fence line applications.

•	The Industrial Safety market which includes metals production, chemicals, plastics, resins, adhesives, polymers and industrial processes.

•	The Global Environmental market which includes both regulatory compliance and environmental clean-up or remediation.

•	And the Government market which includes solutions for emergency response, public safety, homeland security and military applications.
Recent Developments
     In 2008, we introduced eight new products. We now offer a complete line of products to serve the needs of the global energy market. Products range from breathing zone single sensor products for specific toxic chemicals (ToxiRAE 3 and AutoRAE Lite Calibration Station) to belt worn multi-gas monitors (QRAE 2) to handheld instruments (MiniRAE 3000, MiniRAE Lite, ppbRAE 3000 and UltraRAE) to measure total and specific volatile organic compounds, to wireless monitors for wireless industrial and public safety applications (AreaRAE Steel, RAELink3 and MeshGuard).
     In the Americas, our 2009 sales are focused on growth in the energy sector, public safety and the OSHA regulation driven confined space entry gas detection. With the introduction of the ToxiRAE 3, QRAE II, MiniRAE 3000, UltraRAE 3000 and AreaRAE Steel we now offer a full suite of portable gas detection solutions for the oil production market. In addition, the MultiRAE Plus continues to be purchased by the U.S. military for aviation safety in the handling and detection of highly toxic and flammable jet fuel. Some of the larger deployments of our products in the first quarter of 2009 included the Presidential Inauguration and Special Olympics.
     In Europe and the Middle East, we continue to penetrate the industrial and oil production markets with single gas detectors, four gas QRAE II monitors and our wireless AreaRAE Rapid Deployment Kits. The certification of our AreaRAE Steel monitors for deployment in the most hazardous working environments has opened additional opportunities in this region. Key to our success in Europe has been the ISO 9000-2000 and ATEX, or hazardous environment intrinsic safety certifications, for our MiniRAE 3000 and ppbRAE 3000 next generation photoionization detectors for volatile organic compounds. Key regional business in the first quarter of 2009 included the delivery of our wireless, AreaRAE Steel Rapid Deployment kits, GammaRAE II R radiation monitors and LifeShirt personnel monitors to the Kuwait Civil Defense Force. Other key wins included sales to the oil production and nuclear power customers.
     In China, our focus continues to be the steel industry, oil production, coal mine safety and environmental protection markets. In the energy market, the demand for our high-end products such as wireless equipped combustible and toxic gas monitors, including our AreaRAE Rapid Deployment Kits, continues to grow. In the industrial safety market, we continue to see demand for more personal protection equipment, including personal carbon monoxide gas monitors, breathing apparatus and mobile quick breathing air filling stations. In the industrial market, we have contracts with long-term and new customers to provide gas monitors for production expansion and new facilities. In the China oil and gas market, we continue to sell fixed combustible and toxic gas monitors for both new installations and facility upgrades. In the China coal mine safety market we received safety and performance certification for our integrated digital mine safety and control systems and expect to begin sales in the second quarter of 2009.
     The global economic slowdown has impacted our business. One of the major drivers for continued growth is regulatory compliance for worker safety. As global worker safety standards begin to standardize we will have fewer regional specific. The portions of the United States and China Economic Stimulus packages that are focused on infrastructure and public safety improvements may provide additional short-term business opportunities.
     In all of our markets we will continue to explore and develop strategic value added partnerships, to leverage our product and market expertise.
Critical Accounting Policies and Significant Management Judgments
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate these estimates, including, but not limited to, those related to our revenue recognition, allowance for doubtful accounts, valuation of intangible assets, inventory valuation, valuation of deferred tax assets, warranty reserves and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.
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
     Our effective tax rates differ from statutory rates primarily due to foreign earnings taxed at lower rates, losses not benefited, non-deductible share-based payment deductions under FAS 123(R) and provision changes for uncertain tax positions. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our provision for income taxes.
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
Results of Operations
Net Sales

	Three Months Ended
	March 31,			Percentage
(in thousands)	2009	2008	Change	Change
Net sales	$19,113	$17,869	$1,244	7%
     Net sales for the quarter ended March 31, 2009 increased by $1.2 million, or 7% over the quarter ended March 31, 2008. The improvement consisted of increased sales of $0.4 million or 6% in Americas and $0.8 million or 12% in Asia. The increase in

Americas was primarily due to increased sales for the new Weather Pack product and the increase in Asia was due to wins of projects in Southeast Asia, and sales expansion in new territories, such as Australia, New Zealand and India.
Cost of Sales & Gross Margin

	Three Months Ended
	March 31,			Percentage
(in thousands)	2009	2008	Change	Change
Cost of sales	$9,783	$9,014	$769	9%
Gross profit	$9,330	$8,855	$475	5%
Gross margin	49%	50%
     Cost of sales for the quarter ended March 31, 2009 increased by $0.8 million or 9% over the quarter ended March 31, 2008. Gross profit for the quarter ended March 31, 2009 increased by $0.5 million, or 5%, over the quarter ended March 31, 2008. The increase in gross profit in the first quarter of 2009 is due to the increase in first quarter sales. Gross margin decreased by 1% for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008, primarily due to unfavorable exchange rate fluctuations in the Euro and write-down of inventory during the first quarter of 2009.
Sales and Marketing Expense

	Three Months Ended
	March 31,			Percentage
(in thousands)	2009	2008	Change	Change
Sales and marketing	$4,382	$5,380	$(998)	-19%
Percentage of net sales	23%	30%
     Sales and marketing expenses decreased by $1.0 million or 19% for the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008, primarily due to a $0.5 million decrease in payroll and benefit related expenses, as a result of a ten percent reduction in force in the U.S. in March 2008. Severance payments of $0.2 million related to the reduction in force was included in sales and marketing expenses for the quarter ended March 31, 2008. Office, travel and entertainment and marketing expenses decreased by approximately $0.8 million due to company-wide cost control initiatives and the workforce reduction programs that were put in place at the end of the first quarter of 2008. The decrease was offset by an increase of $0.2 million in commission expense due to increase in net sales and an increase of $0.1 million in depreciation expense due to the beginning of occupation of our RAE Fushun new facility in the fourth quarter of 2008.
Research and Development Expense

	Three Months Ended
	March 31,			Percentage
(in thousands)	2009	2008	Change	Change
Research and development	$1,595	$1,736	$(141)	-8%
Percentage of net sales	8%	10%
     Research and development expenses decreased by approximately $0.1 million or 8% during the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008, primarily due to a decrease in payroll and benefit related expenses as a result of lower headcount.

General and Administrative Expense

	Three Months Ended
	March 31,			Percentage
(in thousands)	2009	2008	Change	Change
General and administrative	$4,413	$4,296	$117	3%
Percentage of net sales	23%	24%
     General and administrative expenses increased by $0.1 million or 3% in the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008. The increase was mainly due to an increase in payroll and related expenses of $0.2 million from headcount increases and an increase in bad debt expense in China of $0.3 million, offset by a decrease in professional services in the first quarter of 2009 by approximately $0.4 million.
Other Income/(Expense)

	Three Months Ended
	March 31,			Percentage
(in thousands)	2009	2008	Change	Change
Interest income	$9	$48	$(39)	-81%
Interest expense	(145)	(102)	(43)	42%
Other, net	(61)	307	(368)	-120%
Equity in loss of unconsolidated affiliate	(67)	(9)	(58)	644%

Total other income (expense)	$(264)	$244	$(508)	-208%

     For the quarter ended March 31, 2009, total other expense was $0.3 million compared to total other income of $0.2 million for the quarter ended March 31, 2008. The interest income decrease was due to interest rate reductions and a decrease in cash, while the increase in interest expense was due to increase in the outstanding balance on our line of credit in the U.S. for the quarter ended March 31, 2009. Other expenses for the quarter ended March 31, 2009, were primarily due to foreign exchange losses attributed to the Euro.
Income Tax Benefit/(Expense)

	Three Months Ended
	March 31,			Percentage
(in thousands)	2009	2008	Change	Change
Income tax benefit (expense)	$41	$(196)	$237	-121%
Effective tax rate	4%	-9%
     The tax benefit for the three months ended March 31, 2009, was $41,000 or 4% of the income before income taxes, noncontrolling interest and discontinued operations, compared to a tax expense of $196,000 or -9% of the income before income taxes and noncontrolling interest in the same period of 2008. At December 31, 2008, we concluded that it was appropriate to have a full valuation allowance for our net deferred tax assets in some jurisdictions and continue to maintain the full valuation allowance as of March 31, 2009, in those jurisdictions. We calculated our interim income tax expense based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. The tax rate for the first quarter of fiscal year 2009 differed from the U.S. statutory rate primarily due to foreign earnings taxed at lower rates, losses not benefited, nondeductible stock compensation deductions under FAS 123(R) and additional provisions for uncertain tax positions applicable to fiscal year 2008. Included in the tax benefit for the three months ended March 31, 2009, were discrete items of tax expenses $30,000 related to the accrual of interest related to various uncertain tax benefits and local taxes related to the entities that earnings were not expected to be benefited of $10,000. Included in the tax expense for the three months ended March 31, 2008 were discrete items of tax expenses of $27,000 related to the accrual of interest related to various uncertain tax benefits. The tax rate for the first quarter of fiscal year 2008 differed from the U.S. statutory rate primarily due to foreign earnings taxes at lower rates, foreign losses not benefited, and nondeductible stock compensation deductions under FAS 123(R).
Net Loss Attributable to the Noncontrolling Interest

	Three Months Ended
	March 31,			Percentage
(in thousands)	2009	2008	Change	Change
Net loss attributable to the noncontrolling interest	$295	$163	$132	81%
     For the quarter ended March 31, 2009, noncontrolling interest in loss of consolidated subsidiaries increased $132,000 from $163,000 for the quarter ended March 31, 2008. The increase was primarily due to increased losses in RAE Fushun and RAE France, offset by an increase in income from RAE Beijing. The noncontrolling ownership was 4% of RAE Beijing, 30% of RAE Fushun and 51% of RAE France.
Gain From Discontinued Operations
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
     As a result of discontinuing the DVR business, management impaired the remaining value of the intangible assets and goodwill acquired in the purchases of Aegison in July 2006 and Securary in January 2007. Impairment expense recognized in the quarter ended March 31, 2009 was zero and we recognized a gain of $10,000 in the quarter ended March 31, 2008 due to sale of inventory previously reserved.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results of the DVR business are reported as discontinued operations for all periods presented. The financial results included in discontinued operations were as follows:

	Three Months Ended
	March 31,			Percentage
(in thousands)	2009	2008	Change	Change
Gain from discontinued operations before income taxes	$—	$10	$(10)	-100%
Income tax benefit	—	—	—	0%

Gain from discontinued operations, net of tax	$—	$10	$(10)	-100%

Liquidity and Capital Resources
     To date, we have financed our operations primarily through operating revenues, proceeds from the issuance of equity securities and short-term bank borrowings. In 2007, we also sold and leased back our corporate headquarters in San Jose, California. As of March 31, 2009, we had $14.7 million in cash and cash equivalents compared with $14.8 million on December 31 2008. The $0.1 million reduction of cash during the quarter was primarily due to payments for construction and equipment for our new facility in Fushun, China and payments on notes payable to related parties.

     On March 31, 2009, we had $35.8 million in working capital (current assets less current liabilities) and a current ratio (ratio of current assets to current liabilities) of 2.7 to 1.0 compared to $37.1 million of working capital and a current ratio of 2.5 to 1.0 at December 31, 2008.
     In the United States, we had a $15.0 million revolving credit agreement as of December 31, 2008. This credit facility is renewed annually. On March 11, 2009, we received an extension of our existing line to May 12, 2009, which also changed certain other terms and conditions. The amended credit agreement provides for borrowings of up to $10.0 million based on a percentage of specific qualifying assets and a blanket security interest over our assets in the United States. We are required to comply with certain reporting and financial requirements in addition to the ongoing requirement to submit monthly financial information. At March 31, 2009, we were in full compliance with all of the borrowing requirements, including certain financial covenants. On April 29, 2009, the revolving credit agreement, as amended, was renewed to expire on May 15, 2010. At March 31, 2009 and December 31, 2008, $1.8 million was outstanding against the revolving credit agreement.
     In China, as of March 31, 2009 and December 31, 2008, we had two unsecured revolving lines of credit, each in the amount of RMB 20.0 million or approximately $2.9 million, available to provide working capital. Borrowings under these lines of credit are generally at the current market rate for fixed rate loans of the amount and duration requested, up to one year. The credit facilities are renewed annually in May and October, respectively. On March 31, 2009 and December 31, 2008, RMB 13 million or approximately $1.9 million was outstanding under these lines of credit. A loan in the amount of RMB 5.0 million or approximately $0.7 million bearing interest at a fixed rate of 6.33% is due on April 30, 2009. The outstanding balance plus interest of approximately $23,000 was paid on April 30, 2009. A second loan in the amount of RMB 8.0 million or approximately $1.2 million bearing interest at a fixed rate of 5.31% is due on January 4, 2010.
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
     A summary of our Condensed Consolidated Statement of Cash Flows follows:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Net cash provided by (used in):
Operating activities	$1,583	$(780)
Investing activities	(1,782)	(325)
Financing activities	179	(779)
Effect of exchange rate changes on cash and cash equivalents	(122)	222

Net decrease in cash and cash equivalents	$(142)	$(1,662)

Operating Activities
     For the quarter ended March 31, 2009, net cash provided by operating activities of $1.6 million was due to the following:
•	Non-cash charges included in our net loss of $1.0 million totaled $0.8 million. Our principal non-cash expenses were as follows: $0.9 million depreciation and amortization and $0.4 million stock-based compensation. These non-cash expenses were partially offset by $0.3 million net loss attributable to the noncontrolling interest and $0.2 million in gains on disposal of property and equipment.

•	The net change in operating assets and liabilities generated cash of $1.8 million. Cash was primarily provided by managed reductions of $2.8 million, $1.4 million and $0.7 million in accounts receivable, inventories and prepaid expenses, respectively. At the same time, cash was applied to reduce accrued liabilities, accounts payable and accounts payable to affiliates by $1.8 million, $0.8 million and $0.2 million, respectively. Cash flow also decreased by $0.1 million due to a decline in deferred revenues. The net change in various other operating accounts used additional cash flow of $0.2 million during the quarter.

•	A decrease of $1.3 million in the net loss attributable to RAE Systems from $2.3 million to $1.0 million for the three months ended March 31, 2008 and March 31, 2009, respectively.
     For the quarter ended March 31, 2008, net cash used in operating activities of $0.8 million was due to the following:
•	Non-cash charges included in our net loss of $2.3 million totaled $0.9 million. Our principal non-cash expenses were as follows: $0.8 million depreciation and amortization and $0.4 million stock-based compensation. These non-cash expenses were partially offset by $0.2 million net loss attributable to the noncontrolling interest and $0.1 million in gains on disposal of property and equipment.

•	The net change in operating assets and liabilities which generated cash of $0.6 million. Cash provided of $3.6 million from the reduction in accounts receivable was partially offset by cash uses of $1.2 million, $0.3 million, $0.1 million and $0.1 million to increase the balances of inventories, prepaid expenses, income taxes receivable and trade notes receivable, respectively. Cash was also applied to reduce accrued liabilities, accounts payable and accounts payable to affiliate by $1.0 million, $0.3 million and $0.1 million, respectively. The net change in various other operating accounts provided additional cash flow of $0.1 million during the quarter.
Investing Activities
     Net cash used in investing activities during the quarter ended March 31, 2009, was $1.8 million compared with $0.3 million for the quarter ended March 31, 2008. Cash used during the first quarter of 2009 primarily consisted of ongoing construction and outfitting activities at our new facility in Fushun, China and payment for land use rights in Shanghai. In December 2008, we purchased the land use rights for 50 years for 14.8 acres in Shanghai. We plan to use this site to construct a new manufacturing and research and development facility, which would replace our current Shanghai facility. We expect to begin construction of the new facility in the second half of 2009 subject to arranging project and long-term financing. Upon the expected completion of the construction in 2010, we would vacate our existing leased facility in Shanghai. Based on discussions with Shanghai government officials, the landlord of the existing Company facility, we believe that we will be able to terminate the lease without penalty. No assurance can be given that we will be able to arrange financing terms acceptable to us or that we would not be subject to lease termination penalties.
Financing activities
     Net cash used in financing activities was $0.2 million for the first quarter of 2009 as compared to $0.8 million for the first quarter of 2008. During the quarter ended March 31, 2009, we made principal payments totaling $1.0 million to reduce the notes payable to related parties for the acquisition of RAE Beijing. These payments were made from general working capital. We also borrowed RMB 8.0 million or approximately $1.2 million to acquire land use rights in Shanghai.
     Cash used in financing activities during the first quarter of 2008 was primarily for repayment of bank loans.
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
Interest Rate Risk
     As of March 31, 2009, we had cash and cash equivalents of $14.7 million. Changes to interest rates over time may reduce or increase our interest income from our short-term investments but the impact on our cash and cash equivalents is expected to be insignificant.
Foreign Currency Exchange Rate Risk
     For the first quarter of 2009, a substantial portion of our recognized revenue was generated by our Asia operations (39%) and was primarily denominated in RMB. Revenue denominated in U.S. dollars is generated primarily from operations in the Americas (42%), and revenue from our European operations (19%) is primarily denominated in Euros. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Since January 2008, our operations in China have been affected by currency fluctuations due to an approximate 6.8% appreciation of the RMB relative to the U.S. dollar.
     Our strategy has been to increase overseas manufacturing and research and development activities to capitalize on lower cost capacity and efficiencies in supply-chain management. In 2004 and 2006, we made strategic investments in China with the acquisition of a 96% interest in RAE Beijing, a Beijing-based manufacturer and distributor of environmental safety and security equipment and the formation of RAE Fushun in late 2006 to capitalize on increases in demand for safety equipment in the mining and energy market sectors in China. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the U.S. dollar and other currencies. If, for example, there was a hypothetical 10% change in the RMB relative to the U.S. dollar, the effect on our profits would have been approximately $0.4 million for the three months ended March 31, 2009. If the currencies in all other countries in Europe and Asia where we have operations were to change in unison with the RMB by a hypothetical 10% against the U.S. dollar, the approximate effect on our profits would be $0.2 million for the three months ended March 31, 2009. The reduction in the impact of the RMB is due to the offset of changes in reported net sales in our other units resulting from changes in those countries local currencies.
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
Item 4. Controls and Procedures
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Regulatory Compliance
     During fiscal year 2008, our internal audit department identified certain payments and gifts made by certain personnel in our China operations that may have violated the FCPA. Following this discovery, the Audit Committee of our Board of Directors initiated an independent investigation. We have made a voluntary disclosure to the DOJ and the SEC regarding the results of our investigation. We have also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with FCPA violations. We are cooperating with the DOJ and the SEC in connection with their review of the matter, including responding to requests for information and are seeking to achieve a negotiated resolution of all matters pertaining to the transactions in question. However, the timing and final outcome of this or any future government investigation cannot be predicted with certainty and any indictment, conviction or material fine, debarment or settlement arising out of these investigations could have a material adverse affect on our business, financial condition, results of operation and future prospects.
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
During fiscal year 2008, our internal audit department identified certain payments and gifts made by certain personnel in our China operations that may have violated the Foreign Corrupt Practices Act (“FCPA”). Following this discovery, the Audit Committee of our Board of Directors initiated an independent investigation. We have made a voluntary disclosure to the United States Department of Justice (“DOJ”) and the SEC regarding the results of our investigation. We have also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with FCPA violations. We are cooperating with the DOJ and the SEC in connection with their review of the matter, including responding to requests for information and are seeking to achieve a negotiated resolution of all matters pertaining to the transactions in question. However, the timing and final outcome of this or any future government investigation cannot be predicted with certainty and any indictment, conviction or material fine, debarment or settlement arising out of these investigations could have a material adverse affect on our business, financial condition, results of operation and future prospects.
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
     The market for gas and radiation detection monitoring devices is highly competitive. Competitors in the gas and radiation monitoring industry differentiate themselves on the basis of their technology, quality of product and service offerings, cost and time to market. Our primary competitors in the gas detection market include Industrial Scientific Corporation, Mine Safety Appliances Company, Honeywell (BW Technologies), Ion Science, Draeger Safety Inc., Gastec Corporation and Bacou-Dalloz Group. Our competitors in the radiation market include Canberra, Exporanium, ICx, MGP Polimaster LTd., Santa Barbara Systems, Smiths, ThermoFisher and TSA Limited. Several of our competitors such as Mine Safety Appliances Company, Draeger Safety Inc. and Smiths have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than we do. In addition, some of our competitors may be able to:
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
     Our executive officers and directors, in the aggregate, beneficially own approximately 33% of our common stock as of March 31, 2009. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.
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
May 7, 2009

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