Form 10-Q
period 2009-06-30
RAE SYSTEMS INC
filed 2009-08-07
CIK 1084876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common stock, $0.001 par value per share	59,438,328 shares

RAE Systems Inc.

PART I. Financial Information
Item 1. Financial Statements
RAE Systems Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$15,316	$14,845
Trade notes receivable	1,722	1,870
Accounts receivable, net of allowances of $4,840 and $3,472, respectively	19,006	20,961
Accounts receivable from affiliate	151	100
Inventories	14,510	17,604
Prepaid expenses and other current assets	4,716	4,991
Income taxes receivable	846	895

Total current assets	56,267	61,266

Property and equipment, net	15,996	14,976
Intangible assets, net	2,876	3,342
Investments in unconsolidated affiliates	334	467
Other assets	694	1,124

Total assets	$76,167	$81,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,392	$6,387
Accounts payable to affiliate	76	382
Payable to Fushun shareholder	2	64
Bank lines of credit	3,741	2,584
Accrued liabilities	11,839	12,318
Notes payable to related parties, current	624	1,329
Income taxes payable	454	425
Deferred revenue, current	550	631

Total current liabilities	22,678	24,120

Deferred revenue, non-current	564	685
Deferred tax liabilities, non-current	357	83
Deferred gain on sale of real estate, non-current	4,761	5,079
Other long-term liabilities	1,362	1,292
Notes payable to related parties, non-current	729	1,219

Total liabilities	30,451	32,478

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized; 59,443,914 and 59,443,914 shares issued and outstanding, respectively	59	59
Additional paid-in capital	63,272	62,549
Accumulated other comprehensive income	6,687	6,555
Accumulated deficit	(29,185)	(25,947)

Total RAE Systems Inc. shareholders’ equity	40,833	43,216
Noncontrolling interest	4,883	5,481

Total shareholders’ equity	45,716	48,697

Total liabilities and shareholders’ equity	$76,167	$81,175

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$19,907	$24,647	$39,020	$42,516
Cost of sales	10,039	11,556	19,822	20,570

Gross profit	9,868	13,091	19,198	21,946

Operating expenses:
Sales and marketing	4,849	5,421	9,231	10,801
Research and development	1,384	1,545	2,979	3,281
General and administrative	5,692	5,627	10,105	9,923

Total operating expenses	11,925	12,593	22,315	24,005

Operating (loss) income from continuing operations	(2,057)	498	(3,117)	(2,059)
Other income (expense):
Interest income	8	38	17	86
Interest expense	(90)	(99)	(235)	(201)
Other, net	53	(225)	(8)	82
Equity in loss of unconsolidated affiliate	(66)	(27)	(133)	(36)

(Loss) income from continuing operations before income taxes	(2,152)	185	(3,476)	(2,128)
Income tax expense	(401)	(469)	(360)	(665)

Loss from continuing operations	(2,553)	(284)	(3,836)	(2,793)
Gain from discontinued operations, net of tax	—	5	—	15

Net loss	(2,553)	(279)	(3,836)	(2,778)
Net loss (income) attributable to the noncontrolling interest	303	(188)	598	(25)

Net loss attributable to RAE Systems Inc.	$(2,250)	$(467)	$(3,238)	$(2,803)

Net loss per share-basic and diluted:
Continuing operations	$(0.03)	$(0.01)	$(0.05)	$(0.05)
Discontinued operations	—	—	—	—

Net loss per share-basic and diluted	$(0.03)	$(0.01)	$(0.05)	$(0.05)

Weighted-average common shares outstanding-basic and diluted	59,359	59,178	59,351	59,089

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,238)	$(2,803)
Gain from discontinued operations	—	15

Loss from continuing operations	(3,238)	(2,818)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,713	1,600
Gain on disposal of property and equipment	(316)	(338)
Stock based compensation expense	723	864
Equity in loss of unconsolidated affiliate	133	36
Net (loss) gain attributable to the noncontrolling interest	(598)	25
Deferred income taxes	274	—
Amortization of discount on notes payable to related parties	26	26
Changes in operating assets and liabilities:
Accounts receivable	2,004	1,417
Accounts receivable from affiliate	(51)	(75)
Trade notes receivable	154	(271)
Inventories	3,140	(1,691)
Prepaid expenses and other current assets	289	(1,199)
Income taxes receivable	49	150
Other assets	430	(405)
Accounts payable	(1,247)	881
Accounts payable to affiliate	(307)	4
Accrued liabilities	(482)	264
Income taxes payable	26	166
Deferred revenue	(202)	11
Other liabilities	(52)	(98)

Net cash provided by (used in) operating activities of continuing operations	2,468	(1,451)
Net cash provided by operating activities of discontinued operations	—	7

Net cash provided by (used in) operating activities	2,468	(1,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,031)	(563)

Net cash used in investing activities	(2,031)	(563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	—	10
Proceeds from bank loans	1,899	431
Repayments of bank loans	(732)	(712)
Repurchases of common stock	—	(35)
Payments on notes payable to related parties	(1,160)	(430)

Net cash provided by (used in) financing activities	7	(736)

Effect of exchange rate changes on cash and cash equivalents	27	620
Increase (decrease) in cash and cash equivalents	471	(2,123)
Cash and cash equivalents at beginning of period	14,845	15,906

Cash and cash equivalents at end of period	$15,316	$13,783

Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$315	$771
Cash paid for interest	364	209
Non-cash investing and financing activities:
Unpaid property and equipment	1,337	23
See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
The Company
     Founded in 1991, RAE Systems Inc. (the “Company” or “RAE Systems”), a Delaware company, develops and manufactures rapidly-deployable, multi-sensor chemical and radiation detection monitors and networks for oil and gas, hazardous material management, industrial safety, civil defense and environmental remediation applications. The Company’s products are based on proprietary sensor technology, and include personal, breathing zone, portable, wireless and fixed chemical detection monitors and radiation detectors.
Basis of Presentation
     The financial information presented in this Form 10-Q is unaudited and is not necessarily indicative of the future consolidated financial position, results of operations or cash flows of RAE Systems. The unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at the date of the interim balance sheets, results of operations and its cash flows for the stated periods, in conformity with the accounting principles generally accepted in the United States of America. The consolidated balances at December 31, 2008 were derived from the audited consolidated financial statements included in the Company’s Annual Report (“Annual Report”) on Form 10-K for the year ended December 31, 2008. The condensed consolidated financial statements included in this report should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Annual Report. The Company evaluated subsequent events for recognition or disclosure through the time of filing these condensed consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission on August 7, 2009.
Principles of Consolidation
     The consolidated financial statements include the accounts of RAE Systems and its subsidiaries. The ownership of other interest holders of consolidated subsidiaries is reflected as noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation. On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), which changed the presentation requirements for noncontrolling (minority) interests for all periods presented.
Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable based on available information. Actual results may differ materially from these estimates and assumptions.
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
     The impact on the Company’s results from continuing operations of recording stock-based compensation by function for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Cost of sales	$4	$1	$6	$9
Sales and marketing	23	11	37	20
Research and development	68	70	139	171
General and administrative	264	385	541	664

Total	$359	$467	$723	$864

     The following is a summary of options (in thousands, except weighted-average exercise price):

	Options Outstanding
	Number	Weighted-Average
	of Shares	Exercise Price
Balance as of January 1, 2009	4,193	$2.55
Granted	—	—
Exercised	—	—
Canceled	(115)	3.75

Balance as of March 31, 2009	4,078	2.51
Granted	1,500	0.99
Exercised	—	—
Canceled	(270)	3.75

Balance as of June 30, 2009	5,308	2.02

     The fair value of the Company’s stock options granted to employees for the three and six months ended June 30, 2009 and 2008 was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Expected volatility	85%	60%	85%	60-65%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.3%	3.2-3.6%	2.3%	2.7-3.6%
Expected term in years	6.0	6.0	6.0	5.5-6.0
Weighted-average grant date fair value	$0.70	$0.84	$0.70	$0.89

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
     As of June 30, 2009, the Company has reserved 120,877 shares of common stock for issuance under its 1993 Stock Option Plan, 2,133,042 shares under the 2002 Plan and 3,054,167 shares under the 2007 Plan. As of June 30, 2009, 1,200,376 shares have been added to the balance available for grant under the 2007 Plan as a result of grants cancelled under the 2002 Plan and 1,996,209 shares of common stock remain available for future grants under the 2007 Plan.
     Non-Plan Stock Options
     In 2002, the Company granted certain of its directors options to purchase 400,000 shares of non-plan restricted common stock at a weighted-average exercise price of $0.99. Twenty five percent of these options vested after one year with the remainder vesting monthly over the following three years. The vested shares are exercisable over ten years. As of June 30, 2009, options to purchase 100,000 shares of restricted common stock remain unexercised at a weighted-average exercise price of $1.06. There was no stock compensation expense recorded during the three or six-month periods ended June 30, 2008 and 2009 and no stock compensation expense remains to be recorded for these non-plan stock options.
     Non-Plan Restricted Stock
     In August 2006, the Company granted 536,000 shares of restricted stock to four individuals as an inducement to enter the Company’s employ. Twenty five percent of this restricted stock or 134,000 shares vested in July 2007 with the remainder vesting quarterly over the following three years. The weighted-average fair value of these awards is $2.81. In August 2007, concurrent with discontinuing the Company’s mobile digital video recording (“DVR”) business, the Company terminated two of these individuals. As a result, the remainder of their restricted stock awards of 203,571 shares vested immediately and a charge of $596,000 was included in the loss from discontinued operations.
     The following is a summary of activity for the non-plan stock awards (in thousands, except per share amounts):

	Restricted Stock Awards
		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of January 1, 2009	109	$2.81
Granted	—	—
Vested	(15)	2.81
Forfeited	—	—

Unvested as of March 31, 2009	94	2.81
Granted	—	—
Vested	(16)	2.81
Forfeited	—	—

Unvested as of June 30, 2009	78	2.81

Earnings Per Common Share
     Basic earnings per common share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. The weighted-average number of anti-dilutive shares excluded from diluted earnings per common share calculated for the three and six months ended June 30, 2009 was 4,679,764 and 4,724,024. The weighted-average number of anti-dilutive shares excluded from diluted earnings per common share calculated for the three and six months ended June 30, 2008 was 3,865,676 and 3,740,742.
Segment Reporting
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-makers are the Chief Executive Officer and the Chief Financial Officer. Although the Company’s operating segments consist of entities geographically based in the Americas, Asia and Europe, the Company operates in a single reporting segment worldwide in the sale of portable and wireless gas and radiation detection products and related services.
Variable Interest Entities
     S.A.R.L RAE France (“RAE France”) was identified by management as a variable interest entity. The Company is the primary beneficiary through its ownership of RAE Europe ApS. RAE France distributes and sells RAE Systems products exclusively in France. RAE France had total sales of $520,000 and $781,000 in the three months ended June 30, 2009 and 2008, respectively, and total sales of $1.2 million and $1.3 million in the six months ended June 30, 2009 and 2008, respectively. The Company has consolidated RAE France since December 2004.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS 141(R) is effective for the Company beginning January 1, 2009 and is expected to change the Company’s accounting treatment for business combinations on a prospective basis.
Note 2. Composition of Certain Financial Statement Items
Inventories
     Inventories are stated at the lower of standard cost, which approximates actual cost computed on a first-in, first-out basis, or market and include material, labor and manufacturing overhead costs. The components of inventories were as follows:

	June 30,	December 31,
(in thousands)	2009	2008
Raw materials	$6,127	$8,213
Work-in-progress	2,331	2,910
Finished goods	6,052	6,481

	$14,510	$17,604

Prepaid expenses and other current assets

	June 30,	December 31,
(in thousands)	2009	2008
Supplier advances and deposits	$659	$977
Accounts receivable from employees	646	661
Prepaid insurance	260	437
Deferred tax assets, current	1,054	578
Other current assets	2,097	2,338

	$4,716	$4,991

Property and equipment, net

	June 30,	December 31,
(in thousands)	2009	2008
Buildings and improvements	$10,350	$10,327
Equipment	5,161	5,070
Computer equipment	5,031	4,971
Automobiles	1,470	1,590
Furniture and fixtures	444	434
Construction in progress	4,537	2,457

	26,993	24,849
Less: Accumulated depreciation	(10,997)	(9,873)

	$15,996	$14,976

Intangible assets, net

	June 30, 2009			December 31, 2008
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Net Carrying Amount	Amount	Amortization	Net Carrying Amount
Customer list	$5,453	$(3,021)	$2,432	$5,438	$(2,636)	$2,802
Trade name	1,354	(910)	444	1,352	(812)	540

	$6,807	$(3,931)	$2,876	$6,790	$(3,448)	$3,342

     Amortization expense associated with intangible assets was $242,000 and $250,000 for the three months ended June 30, 2009 and 2008, respectively, and $495,000 and $493,000 for the six months ended June 30, 2009 and 2008, respectively. Based on the carrying amount of intangible assets as of June 30, 2009, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in thousands):

Years Ended December 31,
Remainder of 2009	$455
2010	902
2011	636
2012	371
2013	280
Thereafter	232

Total amortization	$2,876

Accrued liabilities

	June 30,	December 31,
(in thousands)	2009	2008
Compensation and related benefits	$2,622	$2,445
Accrued commission	1,663	2,010
Accrued professional fees	787	755
Customer deposits	1,282	1,792
Other	5,485	5,316

	$11,839	$12,318

Note 3. Income Tax
     The Company estimates its annual effective tax rate for the year and applies that rate to the quarter to date profit before tax to determine the quarterly and year to date tax expense. Certain loss entities are excluded from the calculation of annual estimated effective tax rate if the Company anticipates that it will not be able to recognize a benefit from those loss entities at year end. Certain expenses are accounted for as discrete to the quarter and excluded from the estimated annual effective tax rate.
     The effective tax rate before discrete items for the six months ended June 30, 2009, was 10% of pretax loss, compared to 31% of pretax loss in the same period in 2008.
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
     The Company’s valuation allowance was determined in accordance with the provisions of SFAS 109, “Accounting for Income Taxes” (“SFAS 109”), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis. Management believes that sufficient uncertainty exists with regard to the realizability of some tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the current belief of continued weakness in the overall market thereby potentially impacting the Company’s ability to sustain or grow revenues and earnings, and the length of carryback and carryforward periods.
     At December 31, 2008, we concluded that it was appropriate to have a full valuation allowance for our net deferred tax assets in some jurisdictions and continue to maintain a full valuation allowance for these jurisdictions as of June 30, 2009. During the quarter, the Company concluded that the operating results of one of its Chinese subsidiaries had declined and that it was appropriate to put a full valuation allowance on the deferred tax asset of $229,000 for that did not have a valuation allowance as of December 31, 2008. The Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize these assets. The amount of the deferred tax asset valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized.

Note 4. Comprehensive Loss
     The components of comprehensive loss were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Net loss	$(2,553)	$(279)	$(3,836)	$(2,778)
Other comprehensive income:
Change in foreign currency translation	276	812	132	2,817

Comprehensive (loss) income	(2,277)	533	(3,704)	39
Comprehensive loss (income) attributable to the noncontrolling interest	303	(188)	598	(25)

Comprehensive (loss) income attributable to RAE Systems Inc.	$(1,974)	$345	$(3,106)	$14

     The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments of $6.7 million and $6.6 million as of June 30, 2009 and December 31, 2008, respectively.
Note 5. Commitments and Contingencies
Regulatory Compliance
     During fiscal year 2008, the Company’s internal audit department identified certain payments and gifts made by certain personnel in the Company’s operations in People’s Republic of China (“China”) that may have violated the United States Foreign Corrupt Practices Act (“FCPA”). Following this discovery, the Audit Committee of the Board of Directors initiated an independent investigation. The Company has made a voluntary disclosure to the United States Department of Justice (DOJ) and the United States Securities and Exchange Commission (SEC) regarding the results of its investigation. The Company has also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with violations. The Company is cooperating with the DOJ and the SEC in connection with their review of the matter, including responding to requests for information and is seeking to achieve a negotiated resolution of all matters pertaining to the transactions in question. However, the timing and final outcome of this or any future government investigation cannot be predicted with certainty and any indictment, conviction or material fine, debarment or settlement arising out of these investigations could have a material adverse affect on the Company’s business, financial condition, results of operation and future prospects.
Legal proceedings
Polimaster Ltd. et al. v. RAE Systems Inc., United States District Court for the Northern District of California, Case No. 05-CV-01887-JF, United States Court of Appeals for the Ninth Circuit, No. 08-15708 and 09-15369
     Polimaster Ltd. and Na&Se Trading Company, Ltd. (“Polimaster”) filed a complaint against the Company on May 9, 2005, in the United States District Court for the Northern District of California in a case titled Polimaster Ltd., et al. v. RAE Systems Inc. (Case No. 05-CV-01887-JF). The complaint alleges, among other things, that the Company breached its contract with Polimaster and infringed upon Polimaster’s intellectual property rights. The dispute was subject to a contractual arbitration agreement, although the federal court retained jurisdiction over the matter pending completion of the arbitration. The arbitration was conducted in the spring of 2007.
     In September 2007, a Final Award was issued in the arbitration. The arbitrator ruled that Polimaster failed to prove its claims and was not entitled to any relief; that the Company had proven its counterclaims and was awarded damages of approximately $2.4 million; and that as the prevailing party, the Company was entitled to recover costs in the amount of $46,000. On October 5, 2007, RAE Systems filed a motion to confirm the Final Award. On October 17, 2007, Polimaster filed an opposition to RAE Systems’ motion to confirm the Final Award and filed its own motion to vacate the Final Award. Both motions were heard on December 7, 2007, and the district court confirmed the Final Award in an order dated February 25, 2008. Polimaster appealed from the district court’s order confirming the arbitration award in Polimaster Ltd. et al. v. RAE Systems Inc., No. 08-15708. The appeal is currently pending in the United States Court of Appeals for the Ninth Circuit. Briefing on the appeal has been completed by both sides. Oral argument has not been scheduled at this time.

     When the district court confirmed the Final Award in favor of RAE Systems it did not enter judgment, an omission the district court described as a non-substantive clerical error. On September 9, 2008, the court of appeal granted leave for the district court to correct this clerical error. On January 23, 2009 the district court entered judgment in favor of RAE Systems and against Polimaster, and included in the judgment post-arbitration/pre-judgment interest and post-judgment interest. Polimaster has appealed the inclusion of these two interest components in the judgment, in Polimaster Ltd. et al. v. RAE Systems Inc., No. 09-15369, and briefing on the appeal is in progress.
     On May 14, 2009 Polimaster and RAE Systems entered a First Amended And Restated Stipulation And Order Re Stay Of Execution Of Judgment In Favor Of RAE Systems Inc. (the “stipulation”), pursuant to which Polimaster wire transferred $1,394,692 to the client trust account of RAE Systems’ counsel McLeod, Witham & Flynn LLP, and agreed to wire transfer an additional $116,224.25 per month until the entire amount deposited equals the amount of the judgment ($2,789,383.44) plus accrued interest at the judgment rate of 0.43 percent per annum. Pursuant to the stipulation, the amounts transferred by Polimaster are being maintained in the client trust account of McLeod, Witham & Flynn LLP, and shall not be distributed to RAE Systems or Polimaster, until the Ninth Circuit has ruled on Polimaster’s appeal (Nos. 08-15708 and 09-15369). McLeod, Witham & Flynn LLP shall release the funds in the account to RAE Systems and/or Polimaster within seven days of the Ninth Circuit’s final ruling on the appeal, in accordance with the Ninth Circuit’s decision. Polimaster is currently in compliance with the payment schedule provided in the stipulation.
Leases
     As of June 30, 2009, the Company had an equipment lease in San Jose, California that was classified as a capital lease in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS 13”). As of June 30, 2009, the remaining balance due on the lease was $19,000 and was included in accrued liabilities in the Condensed Consolidated Balance Sheets. The equipment lease bears an interest rate of 9.7%.
     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the three months ended June 30, 2009 and 2008 was $369,000 and $455,000, respectively. Total rent expense for the six months ended June 30, 2009 and 2008 was $744,000 and $934,000, respectively. Excluding the Sunnyvale, California abandoned building lease as described below, future minimum annual payments under non-cancellable leases were as follows as of June 30, 2009 (in thousands):

Years Ended December 31,	Capital	Operating
Remainder of 2009	$19	$958
2010		1,467
2011		1,358
2012		1,274
2013		1,311
Thereafter		4,741

Total minimum payments	19	$11,109

Less: Amount representing interest	—

Present value of minimum lease payments	$19

     In December 2004, the Company moved into its current corporate headquarters in San Jose, California and abandoned a leased facility in Sunnyvale, California. During the second quarter of 2005, the Company accrued a restructuring reserve of approximately $2.0 million for the remaining lease term of the former headquarters in Sunnyvale. The discount rate used was 4.85% and the liability was not reduced for any anticipated future sublease income. In March 2007, due to improved conditions for office rentals, the Company revised the estimated loss on abandonment of the lease and reduced the operating expense by $595,000. During the second quarter of 2007, a sublease was executed with rental income commencing in June 2007. As of June 30, 2009, future discounted lease payments related to the Sunnyvale building are included in accrued liabilities totaling $106,000. Rent payments for the three months ended June 30, 2009 and 2008 were $132,000 and $128,000, respectively, for the Sunnyvale building with sublease income of $45,000 and $44,000 for the three months ended June 30, 2009 and 2008, respectively. Rent payments for the six months ended June

30, 2009 and 2008 were $263,000 and $233,000, respectively, for the Sunnyvale building with sublease income of $90,000 and $87,000 for the six months ended June 30, 2009 and 2008, respectively. Future minimum lease payments through expiration of the lease in October 2009 are $176,000. Estimated income to be generated from the sublease is $46,000.
     In December 2008, the Company invested approximately $1.2 million for land use rights in Shanghai, China to construct a new manufacturing, engineering and administrative facility. During the second quarter of 2009, the Company entered into an agreement for pre-construction land improvements of approximately $263,000. The Company expects to begin construction of the new facility in the second half of 2009 subject to arranging project and long-term financing. Upon the expected completion of the construction in 2010, the Company would vacate its existing leased facility in Shanghai. Based on discussions with Shanghai government officials, the landlord of the existing Company facility, the Company believes that it will be able to terminate the lease without penalty. No assurance can be given that the Company will be able to arrange financing terms acceptable to the Company and that it would not be subject to lease termination penalties.
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
Note 6. Warranty Reserves
     The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized under accrued liabilities on the Condensed Consolidated Balance Sheets. The following is a summary of the changes in these liabilities during the three months and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Warranty reserve at beginning of period	$735	$709	$707	$884
Provision for warranty	339	4	699	31
Utilization of reserve	(434)	(282)	(761)	(507)
Foreign currency translation effects	5	7	—	30

Warranty reserve at end of period	$645	$438	$645	$438

Note 7. Lines of Credit
     The Company maintains credit facilities to support its operations in the United States and China.
     In the United States, the Company had a $15.0 million revolving credit agreement as of December 31, 2008. This credit facility is renewed annually. On March 11, 2009, the Company received an extension of its existing line to May 12, 2009 which also changed certain other terms and conditions. On April 29, 2009, the revolving credit agreement, as amended, was renewed to expire on May 15, 2010. The amended credit agreement provides for borrowings of up to $10.0 million based on a percentage of specific qualifying assets and a blanket security interest in the Company’s assets in the United States. The Company is required to comply with certain reporting and financial requirements in addition to the ongoing requirement to submit monthly financial information. Interest accrues at the floating prime bank lending rate plus 100 basis points subject to a minimum total rate of 5%. In addition, the Company pays 30 basis points annually of the average unused portion of the facility. As of June 30, 2009 and December 31, 2008, $1.8 million was outstanding against the revolving credit agreement.
     In China, as of June 30, 2009 and December 31, 2008, the Company had two unsecured revolving lines of credit, each in the amount of Renminbi (“RMB”) 20.0 million or approximately $2.9 million, available to provide working capital. Borrowings under these lines of credit are generally at the current market rate for fixed rate loans of the amount and duration requested, up to one year. The credit facilities are renewed annually in May and October, respectively. On June 30, 2009 and December 31, 2008, RMB 13.0 million and RMB 5.0 million or approximately $1.9 million and $0.7 million, respectively, was outstanding under the lines of credit.
     Advances under the lines of credit in China are generally tied to specific promissory notes. A loan in the amount of RMB 5.0 million or approximately $0.7 million bearing interest at a fixed rate of 6.33% due on April 30, 2009 was renewed at a fixed rate of 5.31% to mature on April 27, 2010. A second loan in the amount of RMB 8.0 million or approximately $1.2 million bearing interest at a fixed rate of 5.31% is due on January 4, 2010.
Note 8. Related Party Transactions
     The Company accounts for its 40% ownership in Renex Technologies Ltd. (“Renex”), a Hong Kong company, using the equity method. The Company’s total investment in Renex at June 30, 2009 and December 31, 2008 was $315,000 and $448,000, respectively. The Company recorded losses of $66,000 and $27,000 in Renex for the three months ended June 30, 2009 and 2008, respectively, and losses of $133,000 and $36,000 in Renex for the six months ended June 30, 2009 and 2008, respectively.
     The Company pays a 7.5% royalty to Renex for using certain modems developed by Renex. During the six months ended June 30, 2009 and 2008, the Company did not sell products with Renex technology; consequently, no royalties were accrued. The Company paid $95,000 and $92,000 to Renex for research work during the three and six month periods ended June 30, 2009 and 2008, respectively.
     In conjunction with the original and subsequent additional investment in RAE Beijing, unsecured notes payable were established for the previous RAE Beijing shareholders as part of the purchase price agreement in May 2004 and July 2006. As of June 30, 2009 and December 31, 2008, $624,000 and $1,329,000, respectively, were included in current notes payable to related parties in the Company’s Condensed Consolidated Balance Sheets and $729,000 and $1,219,000, respectively, were included in long term notes payable to related parties.
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
     Scheduled annual payments of principal under the notes from 2009 through maturity in 2011 are $624,000, $364,000 and $365,000, respectively.
     In addition to its 40% ownership in Renex, the Company has investments in three distributors of RAE Systems products, RAE Australia, RAE Benelux and RAE Spain. The Company owns 19%, 10% and 19% of RAE Australia, RAE Benelux and RAE Spain, respectively. These investments are accounted for under the cost method.
     The Liaoning Coal Industry Group, Ltd. (“Liaoning Group”) owns a 30% interest in RAE Fushun and has also been a supplier to RAE Fushun.

     Transactions and balances with the Company’s related parties were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,			June 30,	December 31,
(in thousands)	2009	2008	2009	2008		2009	2008
Sales:					Accounts receivable:
Renex	$78	$71	$189	$119	Renex	$151	$100
RAE Australia	238	—	341	—	RAE Australia	209	—
RAE Benelux	853	852	1,340	1,453	RAE Benelux	411	411
RAE Spain	167	131	220	351	RAE Spain	167	192

	$1,336	$1,054	$2,090	$1,923		$938	$703

Purchases:					Accounts payable:
Liaoning Group	$—	$12	$—	$13	Liaoning Group	$14	$72
Renex	51	202	97	302	Renex	76	382

	$51	$214	$97	$315		$90	$454

     The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary and bonus of $31,000 and $30,000 for the three months ended June 30, 2009 and 2008, respectively, and $61,000 and $54,000 for the six months ended June 30, 2009 and 2008, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions regarding Ms. Chen are performed in the same manner as other U.S. employees, with Robert Chen having the final approval signatory on compensation recommendations.
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
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of the DVR business are reported as discontinued operations for all periods presented. The gain from discontinued operations net of tax of zero was $5 and $15 for the three and six month period ended June 30, 2008, respectively.
     There were no assets and liabilities related to the disposal group as of June 30, 2009. As of June 30, 2008, the Company was carrying total current assets and total current liabilities of $9,000 and $5,000, respectively.
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

     SFAS 157, “Fair Value Measurements” (“SFAS 157”) requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
     Level 1: Quoted market prices in active markets for identical assets or liabilities.
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
     Level 3: Unobservable inputs that are not corroborated by market data.
     The following table reflects the carrying amounts and fair values of the Company’s assets and liabilities as of June 30, 2009 and December 31, 2008:

		June 30, 2009		December 31, 2008
		Carrying		Carrying
(in thousands)	Category	Amounts	Fair Value	Amounts	Fair Value
Cash and cash equivalent	Level 1	$15,316	$15,316	$14,845	$14,845
Bank lines of credit	Level 1	3,741	3,741	2,584	2,584
Notes payable to related parties	Level 2	1,353	1,353	2,548	2,548
Note 11. Shareholders’ Equity
     The following table is a summary of the changes in equity:

	Three Months Ended June 30,			Three Months Ended June 30,
	2009			2008
	RAE Systems			RAE Systems
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
(in thousands)	Equity	Interest	Equity	Equity	Interest	Equity

Equity, Beginning of Period	$42,448	$5,186	$47,634	$46,397	$5,418	$51,815
Net loss	(2,250)	(303)	(2,553)	(467)	188	(279)
Translation adjustments	276	—	276	812	108	920

Comprehensive (loss) income	(1,974)	(303)	(2,277)	345	296	641
Repurchases of restricted common stock	—	—	—	—	—	—
Stock-based compensation expense	359	—	359	467	—	467

Equity, End of Period	$40,833	$4,883	$45,716	$47,209	$5,714	$52,923

	Six Months Ended June 30,			Six Months Ended June 30,
	2009			2008
	RAE Systems			RAE Systems
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interest	Equity	Equity	Interest	Equity
Equity, Beginning of Period	$43,216	$5,481	$48,697	$46,356	$5,385	$51,741
Net loss	(3,238)	(598)	(3,836)	(2,803)	25	(2,778)
Translation adjustments	132	—	132	2,817	304	3,121

Comprehensive (loss) income	(3,106)	(598)	(3,704)	14	329	343
Repurchases of restricted common stock	—	—	—	(25)	—	(25)
Stock-based compensation expense	723	—	723	864	—	864

Equity, End of Period	$40,833	$4,883	$45,716	$47,209	$5,714	$52,923

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
Overview
     Founded in 1991 to develop technologies for the detection and early warning of hazardous materials, today we offer a full line of portable chemical and radiation detection solutions. These solutions have been deployed in over 95 countries and range from small handheld devices to rapidly deployable wireless systems to fixed, wall mounted facility safety solutions. We are a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical and radiation detection monitors, single gas monitors, 4-gas monitors, 5-gas monitors, photoionization instruments for the detection of total and specific volatile organic compounds, wireless gas detection networks and fixed gas detection monitors. In addition we have introduced calibration stations to facilitate the daily “bump testing” and periodic calibration of the sensors in our products.
     We are currently focused on delivering world wide solutions to five key market sectors:
•	The Energy market which includes oil exploration, oil refining, natural gas and coal mine safety.

•	The Hazardous Material Management market which includes hazardous incident response teams, material transportation and fence line applications.

•	The Industrial Safety market which includes metals production, chemicals, plastics, resins, adhesives, polymers and industrial processes.

•	The Global Environmental market which includes both regulatory compliance and environmental clean-up or remediation.

•	And the Government market which includes solutions for emergency response, public safety, homeland security and military applications at the municipal, state and federal levels.
Recent Developments
     In 2008, we introduced eight new products. We now offer a complete line of products to serve the needs of the global energy market. Products range from breathing zone single sensor products for specific toxic chemicals (ToxiRAE 3 and AutoRAE Lite Calibration Station) to belt worn multi-gas monitors (QRAE II) to handheld instruments (MiniRAE 3000, MiniRAE Lite, ppbRAE 3000 and UltraRAE) to measure total and specific volatile organic compounds, to wireless monitors for wireless industrial and public safety applications (AreaRAE Steel, RAELink3 and MeshGuard).
     Our 2009 sales goals are focused on the energy sector, public safety and the global regulation driven confined space entry and compliance driven gas detection markets. With the introduction of the ToxiRAE 3, QRAE II, MiniRAE 3000, UltraRAE 3000, AreaRAE Steel and MeshGuard we offer a full suite of portable gas detection solutions for the oil production market. In addition, the MultiRAE Plus continues to be purchased by the U.S. military for aviation safety in the handling and detection of highly toxic and flammable jet fuel.
     In the second quarter, we had key wins in the oil and gas market, such as sales for UltraRAE 3000 benzene monitors to multiple refineries, chemical plants and pipelines in Colorado, New Mexico and Utah. We had our first order in the U.S. for our new MeshGuard, single gas wireless monitors. MeshGuard provides a significant deployment time and cost advantage to oil exploration and drilling teams over older, fixed monitoring technology. During the quarter we sold wireless AreaRAE Rapid Deployment Kits to several multi-national petroleum exploration and refining companies. In Canada, we sold QRAE2’s and AutoRAE Lite Calibration Stations for deployment in the oil sands services sector. In China, we won the bid to provide AreaRAE Wireless Gas-Detection Rapid Deployment Kits to the Puguang Gas Field. We have now deployed more than 224 wireless AreaRAE monitors to 106 sites in order to provide real-time monitoring throughout the gas field.
     In the Civil Defense market, we added two additional states to the New York Hazardous Incident Response Equipment purchasing agreement, which allows states and municipalities to buy our equipment without an open bidding process. We now have 13 states enrolled in this program. We received an order from the Federal Emergency Management Agency for AreaRAE wireless monitors and AreaRAE Rapid Deployment Kits, as part of their “Urban Area Security” initiative. Another large order was received from the Washington D.C. Capitol Police for additional wireless equipment used for public venue protection. Both the US Army and Navy ordered MultiRAE Plus 5-gas monitors. We also received orders from fire departments in Brunei, New Zealand and Taiwan for toxic gas monitoring equipment.
     In the Environmental market, we sold MultiRAE Plus monitors, RAELink 3 modems and AreaRAE monitors to provide worker protection during the environmental clean-up operations related to a chemical plant explosion accident in Ohio. Further, we received an order from a major auto manufacture in Korea for indoor air quality applications.
     In each of our markets we will continue to explore and develop strategic value added partnerships, to leverage our product and market expertise.
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
Share-Based Payments
     Effective January 1, 2006, we adopted SFAS 123(R), which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on their grant date fair value and requires the fair value of each option outstanding to be adjusted to reflect only those shares outstanding that are actually expected to vest. We estimate the fair value of each share-based payment on the date of grant using the Black-Scholes-Merton valuation method. Use of the Black-Scholes-Merton method requires the use of certain assumptions as to the expected life of the option and the volatility of the market price over the life of the option. The Company estimates these assumptions based on the Company’s historical experience of employee exercises and the historical market price of the Company’s stock.
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
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS 141(R) is effective for the Company beginning January 1, 2009 and is expected to change the Company’s accounting treatment for business combinations on a prospective basis.
Results of Operations
Net Sales

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Net sales	$19,907	$24,647	$(4,740)	-19%	$39,020	$42,516	$(3,496)	-8%
     Net sales for the quarter ended June 30, 2009 decreased by $4.7 million, or 19% over the quarter ended June 30, 2008. The decrease consisted of decreased sales of $1.1 million or 12% in Americas, $2.9 million or 26% in Asia and $0.7 million or 17% in Europe. The decrease in net sales was primarily driven by the decline in demand due to the recessionary conditions in the worldwide economy and the postponement of capital expenditures in the energy market, industrial safety market, global environmental market and the government market. Approximately $0.4 million of the decrease was due to unfavorable exchange rate fluctuations.
     Net sales for the six months ended June 30, 2009 decreased by $3.5 million, or 8% over the same period in 2008. The decrease consisted of decreased sales of $0.7 million or 4% in Americas, $2.1 million or 12% in Asia and $0.7 million or 9% in Europe. The decrease in net sales was primarily driven by the decline in demand due to the recessionary conditions in the worldwide economy and the postponement of capital expenditures in the energy market, industrial safety market, global environmental market and the government market. Approximately $0.7 million of the decrease was due to unfavorable exchange rate fluctuations.
Cost of Sales & Gross Margin

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Cost of sales	$10,039	$11,556	$(1,517)	-13%	$19,822	$20,570	$(748)	-4%
Gross profit	$9,868	$13,091	$(3,223)	-25%	$19,198	$21,946	$(2,748)	-13%
Gross margin	50%	53%			49%	52%
     Cost of sales for the quarter ended June 30, 2009 decreased by $1.5 million or 13% over the quarter ended June 30, 2008 mainly due to the decrease in sale volume. Gross profit for the quarter ended June 30, 2009 decreased by $3.2 million or 25%, over the quarter ended June 30, 2008. The decrease in gross profit in the second quarter of 2009 is due to lower sales volume and a shift away from higher margin products to lower margin system integration project revenue in China.
     Cost of sales for the six months ended June 30, 2009 decreased by $0.7 million or 4% over the same period during 2008 mainly due to the decrease in sale volume. Gross profit for the six months ended June 30, 2009 decreased by $2.7 million or 13%, over the six months ended June 30, 2008. Gross margin decrease by 3% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to lower sales volume and a shift away from higher margin products to a higher mix of compliance products and lower margins contributed by system integration project revenue in China.
Sales and Marketing Expense

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Sales and marketing	$4,849	$5,421	$(572)	-11%	$9,231	$10,801	$(1,570)	-15%
Percentage of net sales	24%	22%			24%	25%
     Sales and marketing expenses decreased by $0.6 million or 11% for the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008, primarily due to a decrease in office and travel and entertainment expenses driven by lower headcount, reduced travel by employees and reduced participation at trade shows.
     Sales and marketing expenses decreased by $1.6 million or 15% for the six months ended June 30, 2009 over the same period during 2008 primarily due to decrease in office expenses by $0.6 million and travel and entertainment expenses by $0.8 million driven by lower headcount, reduced travel by employees and reduced participation at trade shows.
Research and Development Expense

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Research and development	$1,384	$1,545	$(161)	-10%	$2,979	$3,281	$(302)	-9%
Percentage of net sales	7%	6%			8%	8%
     Research and development expenses decreased by approximately $0.2 million or 10% during the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008, primarily due to a decrease in research and development projects.
     Research and development expenses decreased by $0.3 million or 9% for the six months ended June 30, 2009, primarily due to decrease in headcount in the research and development department and a decrease in research and development projects.
General and Administrative Expense

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

General and administrative	$5,692	$5,627	$65	1%	$10,105	$9,923	$182	2%
Percentage of net sales	29%	23%			26%	23%
     General and administrative expenses increased by $65,000 or 1% in the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008. The increase was mainly due to an increase of $0.7 million in bad debt expense related to an increase in accounts receivable reserves mainly in China, offset by a decrease of $0.8 million in professional fees primarily related to the FCPA investigation conducted under the supervision of the Audit Committee of the Board of Directors.

     General and administrative expenses increased by $0.2 million or 2% for the six months ended June 30, 2009 over the same period during 2008. The increase was mainly due to an increase of $1.0 million in bad debt expense related to an increase in accounts receivable reserves mainly in China and an increase of $0.3 million in payroll merit increases in the US and the addition of senior management personnel in our China operations, offset by a decrease of $1.1 million in professional fees mainly related to the FCPA investigation conducted under the supervision of the Audit Committee of the Board of Directors.
Other Income/(Expense)

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Interest income	$8	$38	$(30)	-79%	$17	$86	$(69)	-80%
Interest expense	(90)	(99)	9	-9%	(235)	(201)	(34)	17%
Other, net	53	(225)	278	-124%	(8)	82	(90)	-110%
Equity in loss of unconsolidated affiliate	(66)	(27)	(39)	144%	(133)	(36)	(97)	269%

Total other income (expense)	$(95)	$(313)	$218	-70%	$(359)	$(69)	$(290)	420%

     For the quarter ended June 30, 2009, total other expense decreased by $0.2 million or 70% from the quarter ended June 30, 2008. The decrease was primarily due to net other income for the quarter ended June 30, 2009 which increased $0.3 million or 124% from a net other expense for the quarter ended June 30, 2008, as a result of foreign exchange gains attributed to the change in the Euro exchange rate.
     For the six months ended June 30, 2009, total other expenses increased by $0.3 million from $69,000 for the six months ended June 30, 2008. The interest income decrease was due to interest rate reductions and a decrease in cash in interest earning instruments, while the increase in interest expense was due to increase in the outstanding balance on our line of credit in the U.S. at June 30, 2009. Increase in net other expenses from net other income of $82,000 for the six months ended June 30, 2008 to a net other expenses of $8,000 for the six months ended June 30, 2009 was primarily due to recovery of bad debts in Fushun in 2008.
Income Tax Benefit/(Expense)

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Income tax expense	$(401)	$(469)	$68	-14%	$(360)	$(665)	$305	-46%
Effective tax rate	19%	-254%			10%	31%
     The tax expense after discrete items for the six months ended June 30, 2009, was $0.4 million compared to $0.7 million for the six months ended June 30, 2008. At December 31, 2008, management concluded that it was appropriate to have a full valuation allowance for our net deferred tax assets in some jurisdictions and continue to maintain the full valuation allowance as of June 30, 2009 in those jurisdictions. The interim income tax expense was calculated based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of tax benefit/(expense) items that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. The tax rate for the first quarter of fiscal year 2009 differed from the U.S. statutory rate primarily due to foreign earnings taxed at lower rates, losses not benefited, nondeductible stock compensation deductions under FAS 123(R) and additional provisions for uncertain tax positions applicable to fiscal year 2008. Included in the tax expense for the six months ended June 30, 2009, were discrete tax expense items of $69,000 related to the accrual of interest related to various uncertain tax benefits, $0.1 million related to return to provision true up for our entities in China, and state and local taxes of $8,000.
Net Loss Attributable to the Noncontrolling Interest

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Net loss (income) attributable to the noncontrolling interest	$303	$(188)	$491	-261%	$598	$(25)	$623	-2492%
     For the quarter ended June 30, 2009, noncontrolling interest in loss of consolidated subsidiaries increased $0.5 million from an income of $188,000 for the quarter ended June 30, 2008. The increase was primarily due to losses incurred in RAE Fushun and RAE Beijing during the quarter ended June 30, 2009 compared to profits for the quarter ended June 30, 2008. In addition, RAE France profitability declined for the quarter ended June 30, 2009. The noncontrolling ownership was 4% of RAE Beijing, 30% of RAE Fushun and 51% of RAE France.
     For the six months ended June 30, 2009, noncontrolling interest in loss of consolidated subsidiaries increased $0.6 million from an income of $25,000 for the six months ended June 30, 2009. The increase was primarily due to increase in losses in RAE Fushun and reduced profit in RAE France. The noncontrolling ownership was 4% of RAE Beijing, 30% of RAE Fushun and 51% of RAE France.
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
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results of the DVR business are reported as discontinued operations for all periods presented. The financial results included in discontinued operations were as follows:

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Gain from discontinued operations before income taxes	$—	$5	$(5)	-100%	$—	$15	$(15)	-100%
Income tax benefit	—	—	—	0%	—	—	—	0%

Gain from discontinued operations, net of tax	$—	$5	$(5)	-100%	$—	$15	$(15)	-100%

Liquidity and Capital Resources
     To date, we have financed our operations primarily through operating revenues, proceeds from the issuance of equity securities and short-term bank borrowings. In 2007, we also sold and leased back our corporate headquarters in San Jose, California. As of June 30, 2009, we had $15.3 million in cash and cash equivalents compared with $14.8 million on December 31 2008. The $0.5 million increase in cash during the six months ended June 30, 2009 was primarily due to the collection of trade accounts receivable and reductions in the value of inventory on hand.
     At June 30, 2009, we had $33.6 million in working capital (current assets less current liabilities) and a current ratio (ratio of current assets to current liabilities) of 2.5 to 1.0 compared to $37.1 million of working capital and a current ratio of 2.5 to 1.0 at December 31, 2008.
     In the United States, we had a $15.0 million revolving credit agreement as of December 31, 2008. This credit facility is renewed annually. On March 11, 2009, we received an extension of our existing line to May 12, 2009, which also changed certain other terms and conditions. On April 29, 2009, the revolving credit agreement, as amended, was renewed to expire on May 15, 2010. The amended credit agreement provides for borrowings of up to $10.0 million based on a percentage of specific qualifying assets and a blanket security interest over our assets in the United States. We are required to comply with certain reporting and financial requirements in addition to the ongoing requirement to submit monthly financial information. At June 30, 2009, we were in compliance with the borrowing requirements, including certain financial covenants. At June 30, 2009 and December 31, 2008, $1.8 million was outstanding against the revolving credit agreement.
     In China, as of June 30, 2009 and December 31, 2008, we had two unsecured revolving lines of credit, each in the amount of RMB 20.0 million or approximately $2.9 million, available to provide working capital. The credit facilities are renewed annually in May and October, respectively. Borrowings under these lines of credit are generally at the current market rate for fixed rate loans of the amount and duration requested, up to one year. On June 30, 2009 and December 31, 2008, RMB 13 million and RMB 5.0 million or approximately $1.9 million and $0.7 million, respectively, was outstanding under these lines of credit. A loan in the amount of RMB 5.0 million or approximately $0.7 million bearing interest at a fixed rate of 6.33% due on April 30, 2009 was renewed at a fixed rate of 5.31% to mature April 27, 2010. A second loan in the amount of RMB 8.0 million or approximately $1.2 million bearing interest at a fixed rate of 5.31% is due on January 4, 2010.
     A summary of our Condensed Consolidated Statement of Cash Flows follows:

	Six Months Ended
	June 30,
(in thousands)	2009	2008

Net cash provided by (used in):
Operating activities	$2,468	$(1,444)
Investing activities	(2,031)	(563)
Financing activities	7	(736)
Effect of exchange rate changes on cash and cash equivalents	27	620

Net increase (decrease) in cash and cash equivalents	$471	$(2,123)

Operating Activities
     For the six months ended June 30, 2009, net cash provided by operating activities of $2.5 million was due to the following:
•	The net loss of $3.2 million which was partially offset by non-cash charges totaling $1.9 million. Our principal non-cash expenses were as follows: $1.7 million depreciation and amortization, $0.7 million stock-based compensation, $0.3 million deferred tax expense, and $0.1 million equity in the loss of unconsolidated affiliates. These non-cash expenses were partially offset by $0.6 million net loss attributable to the noncontrolling interest and $0.3 million in gains on disposal of property and equipment.

•	The net change in operating assets and liabilities which generated cash of $3.8 million. Cash was primarily provided by managed reductions of $2.2 million, $3.1 million and $0.3 million in trade accounts and notes receivable, inventories and prepaid expenses, respectively. Meanwhile, cash was applied to reduce accounts payable, accrued liabilities and accounts payable to affiliates by $1.2 million, $0.5 million and $0.3 million, respectively. Cash flow also decreased by $0.2 million due to a decline in deferred revenues. The net change in various other operating accounts provided additional cash flow of $0.4 million during the period.
     For the six months ended June 30, 2008, net cash used in operating activities of $1.4 million was due to the following:
•	The net loss of $2.8 million which was partially offset by non-cash charges totaling $2.2 million. Our principal non-cash expenses were as follows: $1.6 million depreciation and amortization and $0.9 million stock-based compensation. These non-cash expenses were partially offset by $0.3 million in gains on disposal of property and equipment.

•	The net change in operating assets and liabilities which used cash of $0.8 million. Cash provided of $1.2 million and $0.9 million from the reduction in trade accounts and notes receivable and the increase in accounts payable, respectively, was offset by cash uses of $1.7 million and $1.2 million to increase the balances of inventories and prepaid expenses, respectively.

Investing Activities
     Net cash used in investing activities during the six months ended June 30, 2009 was $2.0 million compared with $0.6 million for the six months ended June 30, 2008. Cash used during the first six months of 2009 primarily consisted of ongoing construction and outfitting activities at our new facility in Fushun, China and payment for land use rights in Shanghai. In December 2008, we purchased the land use rights for 50 years on a 14.8 acre parcel in Shanghai. We plan to use this site to construct a new manufacturing and research and development facility, which would replace our current Shanghai facility. We expect to begin construction of the new facility in the second half of 2009 subject to arranging project and long-term financing. Upon the expected completion of the construction in 2010, we would vacate our existing leased facility in Shanghai. Based on discussions with Shanghai government officials, the landlord of the existing Company facility, we believe that we will be able to terminate the lease without penalty. No assurance can be given that we will be able to arrange financing terms acceptable to us or that we would not be subject to lease termination penalties.
Financing activities
     Net cash provided by financing activities for the six months ended June 30, 2009 was $7,000 compared with net cash used of $0.7 million for the six months ended June 30, 2008. To date in 2009, we have made principal payments totaling $1.2 million to reduce the notes payable to related parties for the acquisition of RAE Beijing. These payments were made from general working capital. The next scheduled principal payment is in July 2010. Aside from the renewal of a pre-existing loan, we also borrowed RMB 8.0 million or approximately $1.2 million to acquire land use rights in Shanghai.
     Cash used in financing activities during the first six months of 2008 was primarily for repayment of bank loans.
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
Interest Rate Risk
     As of June 30, 2009, we had cash and cash equivalents of $15.3 million. Changes to interest rates over time may reduce or increase our interest income from our short-term investments but the impact on our cash and cash equivalents is expected to be insignificant. Our loans and lines of credit are at fixed interest rates and the impact to our payments is expected to be insignificant.
Foreign Currency Exchange Rate Risk

     For the six months ended June 30, 2009, a substantial portion of our recognized revenue was generated by our Asia operations (41%) and was primarily denominated in RMB. Revenue denominated in U.S. dollars is generated primarily from operations in the Americas (42%), and revenue from our European operations (18%) is primarily denominated in Euros. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Since January 2008, our operations in China have been affected by currency fluctuations due to an approximate 6.9% appreciation of the RMB relative to the U.S. dollar.
     Our strategy has been to increase overseas manufacturing and research and development activities to capitalize on lower cost capacity and efficiencies in supply-chain management. In 2004 and 2006, we made strategic investments in China with the acquisition of a 96% interest in RAE Beijing, a Beijing-based manufacturer and distributor of environmental safety and security equipment and the formation of RAE Fushun in late 2006 to capitalize on increases in demand for safety equipment in the mining and energy market sectors in China. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the U.S. dollar and other currencies. If, for example, there was a hypothetical 10% change in the RMB relative to the U.S. dollar, the effect on our losses would have been approximately $0.8 million for the six months ended June 30, 2009. If the currencies in all other countries in Europe and Asia where we have operations were to change in unison with the RMB by a hypothetical 10% against the U.S. dollar, the approximate effect on our losses would be approximately $0.5 million for the six months ended June 30, 2009. The reduction in the impact of the RMB is due to the offset of changes in reported net sales in our other units resulting from changes in those countries local currencies.
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
Item 4. Controls and Procedures
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Polimaster Ltd. et al. v. RAE Systems Inc., United States District Court for the Northern District of California, Case No. 05-CV-01887-JF, United States Court of Appeals for the Ninth Circuit, No. 08-15708 and 09-15369
     Polimaster Ltd. and Na&Se Trading Company, Ltd. (“Polimaster”) filed a complaint against the Company on May 9, 2005, in the United States District Court for the Northern District of California in a case titled Polimaster Ltd., et al. v. RAE Systems Inc. (Case No. 05-CV-01887-JF). The complaint alleges, among other things, that the Company breached its contract with Polimaster and infringed upon Polimaster’s intellectual property rights. The dispute was subject to a contractual arbitration agreement, although the federal court retained jurisdiction over the matter pending completion of the arbitration. The arbitration was conducted in the spring of 2007.
     In September 2007, a Final Award was issued in the arbitration. The arbitrator ruled that Polimaster failed to prove its claims and was not entitled to any relief; that the Company had proven its counterclaims and was awarded damages of approximately $2.4 million; and that as the prevailing party, the Company was entitled to recover costs in the amount of $46,000. On October 5, 2007, RAE Systems filed a motion to confirm the Final Award. On October 17, 2007, Polimaster filed an opposition to RAE Systems’ motion to confirm the Final Award and filed its own motion to vacate the Final Award. Both motions were heard on December 7, 2007, and the district court confirmed the Final Award in an order dated February 25, 2008. Polimaster appealed from the district court’s order confirming the arbitration award in Polimaster Ltd. et al. v. RAE Systems Inc., No. 08-15708. The appeal is currently pending in the United States Court of Appeals for the Ninth Circuit. Briefing on the appeal has been completed by both sides. Oral argument has not been scheduled at this time.
     When the district court confirmed the Final Award in favor of RAE Systems it did not enter judgment, an omission the district court described as a non-substantive clerical error. On September 9, 2008, the court of appeal granted leave for the district court to correct this clerical error. On January 23, 2009 the district court entered judgment in favor of RAE Systems and against Polimaster, and included in the judgment post-arbitration/pre-judgment interest and post-judgment interest. Polimaster has appealed the inclusion of these two interest components in the judgment, in Polimaster Ltd. et al. v. RAE Systems Inc., No. 09-15369, and briefing on the appeal is in progress.
     On May 14, 2009 Polimaster and RAE Systems entered a First Amended And Restated Stipulation And Order Re Stay Of Execution Of Judgment In Favor Of RAE Systems Inc. (the “stipulation”), pursuant to which Polimaster wire transferred $1,394,692 to the client trust account of RAE Systems’ counsel McLeod, Witham & Flynn LLP, and agreed to wire transfer an additional $116,224.25 per month until the entire amount deposited equals the amount of the judgment ($2,789,383.44) plus accrued interest at the judgment rate of 0.43 percent per annum. Pursuant to the stipulation, the amounts transferred by Polimaster are being maintained in the client trust account of McLeod, Witham & Flynn LLP, and shall not be distributed to RAE Systems or Polimaster, until the Ninth Circuit has ruled on Polimaster’s appeal (Nos. 08-15708 and 09-15369). McLeod, Witham & Flynn LLP shall release the funds in the account to RAE Systems and/or Polimaster within seven days of the Ninth Circuit’s final ruling on the appeal, in accordance with the Ninth Circuit’s decision. Polimaster is currently in compliance with the payment schedule provided in the stipulation.

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
     The financial turmoil that first rose last fall has resulted in a tightening in the credit markets and a low level of liquidity in many financial markets. There could be a number of follow-on effects from the credit crisis on our business, including the insolvency of key suppliers or their inability to obtain credit to finance manufacturing of their products, resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products; and/or customer, including channel partner, insolvencies. Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as businesses and governments may postpone spending in response to tighter credit and/or negative financial news, which could have a material negative effect on demand for our products. Our operating results could also be adversely affected by the recent strengthening of the U.S. dollar against various foreign currencies.
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
     The market for gas and radiation detection monitoring devices is highly competitive. Competitors in the gas and radiation monitoring industry differentiate themselves on the basis of their technology, quality of product and service offerings, cost and time to market. Our primary competitors in the gas detection market include Industrial Scientific Corporation, Mine Safety Appliances Company, Honeywell (BW Technologies), Ion Science, Draeger Safety Inc., Gastec Corporation and Sperian Protection. Our competitors in the radiation market include Canberra, Exporanium, ICx, MGP Polimaster Ltd., Santa Barbara Systems, Smiths, ThermoFisher and TSA Limited. Several of our competitors such as Mine Safety Appliances Company, Draeger Safety Inc. and Smiths have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than we do. In addition, some of our competitors may be able to:
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
     Like other companies operating or selling internationally, we are subject to the FCPA and other laws which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We make sales in countries known to experience corruption. Our sales activities in such countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors which could be in violation of various laws including the FCPA, even though such parties are not always subject to our control. We have implemented new policies and procedures to prevent losses from such practices and to discourage such practices by our employees, consultants, sales agents and distributors and are continuing our efforts to improve such policies and procedures. However, our existing safeguards and any improvements may prove to be less than effective and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, financial condition and results of operations.
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

     We distribute our products in the Americas, Europe, Asia Pacific and the Middle East primarily through distributors. We are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. Distributors are an important sales channel for our future growth. If one or more of our distributors were to experience financial difficulties or become unwilling to promote and sell our products for any reason, including any refusal to renew their commitment as our distributor, we might not be able to replace such lost revenue, and our business and results of operations could be materially harmed.
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
     In the last several years, we increased our ownership of RAE Beijing to 96%, acquired Aegison Corporation and Tianjin Securay Technology Co., Ltd. and formed RAE Fushun, of which we retain 70% ownership. In August 2007, we determined to discontinue the Aegison and Securay businesses. We may acquire or make additional investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses related to goodwill recognition and other intangible assets, any of which could harm our business.
Our ownership interest in Renex will cause us to incur losses that we would not otherwise incur.
     We currently own approximately 40% of Renex, a wireless systems company. We are required to incorporate our share of its expenses as losses in our Consolidated Statements of Operations. If Renex does not begin to generate revenues at the level we anticipate or otherwise incurs greater losses, we could incur greater losses than we anticipate and our results of operations will suffer.
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
     Our executive officers and directors, in the aggregate, beneficially own approximately 33% of our common stock as of June 30, 2009. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Securities Holders
     At our Annual Meeting of Stockholders held on May 20, 2009, the stockholders elected the nominees for Class I directors to our Board of Directors. The votes were as follows:

		Withheld
Nominee:	For	Authority
Mr. Peter C. Hsi	51,554,781	759,861
Mr. James W. Power	51,736,510	578,132
Ms. Susan Wang	51,743,778	570,864
     The terms for Messrs. Hsi and Power and Ms. Wang will continue until the Annual Meeting of Stockholders in 2012 and their successors are elected and qualified. The following directors’ terms of office continue until their successors are elected and qualified at the Annual Meeting of Stockholders indicated: Lyle D. Feisel and Keh-Shew Lu (Class II term expires at the 2010 annual meeting) and Robert I. Chen and Sigrun Hjelmquist (Class III term expires at the 2011 annual meeting).
     The following matter was also submitted to and approved by a vote of the stockholders with the results of the voting being as shown:
     Proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

	Share
	Represented	Percent
For	51,873,613	99.2%
Against	375,226	0.7%
Abstained	65,803	0.1%
Item 5. Other Information
     None
Item 6. Exhibits
     The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit
Number	Description of Document
10.16	Form of Indemnity Agreement between RAE Systems Inc. and each of its directors and executive officers

31.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Board of the Registrant, furnished pursuant to Rule 13a-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randall Gausman, Vice President and Chief Financial Officer of the Registrant, furnished pursuant to Rule 13a-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document
32.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randall Gausman, Vice President and Chief Financial Officer of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
August 7, 2009

RAE SYSTEMS INC.
By:	/s/ Randall Gausman
Randall Gausman
Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Document
10.16	Form of Indemnity Agreement between RAE Systems Inc. and each of its directors and executive officers

31.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Board of the Registrant, furnished pursuant to Rule 13a-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randall Gausman, Vice President and Chief Financial Officer of the Registrant, furnished pursuant to Rule 13a-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randall Gausman, Vice President and Chief Financial Officer of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.