Form 10-Q
period 2009-09-30
RAE SYSTEMS INC
filed 2009-11-06
CIK 1084876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009

Common stock, $0.001 par value per share	59,438,328 shares

RAE Systems Inc.

PART I. Financial Information

Item 1.	Financial Statements
RAE Systems Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$16,157	$14,845
Trade notes receivable	1,762	1,870
Accounts receivable, net of allowances of $5,096 and $3,472, respectively	18,628	20,961
Accounts receivable from affiliate	224	100
Inventories	14,581	17,604
Prepaid expenses and other current assets	4,235	4,991
Income taxes receivable	102	895

Total current assets	55,689	61,266

Property and equipment, net	15,600	14,976
Intangible assets, net	2,656	3,342
Investments in unconsolidated affiliates	289	467
Other assets	658	1,124

Total assets	$74,892	$81,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,003	$6,387
Accounts payable to affiliate	83	382
Payable to Fushun shareholder	2	64
Bank lines of credit	3,739	2,584
Accrued liabilities	13,598	12,318
Notes payable to related parties, current	370	1,329
Income taxes payable	267	425
Deferred revenue, current	522	631

Total current liabilities	25,584	24,120

Deferred revenue, non-current	508	685
Deferred tax liabilities, non-current	1	83
Deferred gain on sale of real estate, non-current	4,602	5,079
Other long-term liabilities	1,385	1,292
Notes payable to related parties, non-current	362	1,219

Total liabilities	32,442	32,478

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized; 59,438,328 and 59,443,914 shares issued and outstanding, respectively	59	59
Additional paid-in capital	63,465	62,549
Accumulated other comprehensive income	6,892	6,555
Accumulated deficit	(32,674)	(25,947)

Total RAE Systems Inc. shareholders’ equity	37,742	43,216
Noncontrolling interest	4,708	5,481

Total shareholders’ equity	42,450	48,697

Total liabilities and shareholders’ equity	$74,892	$81,175

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$19,909	$28,845	$58,929	$71,361
Cost of sales	9,636	13,070	29,458	33,640

Gross profit	10,273	15,775	29,471	37,721

Operating expenses:
Sales and marketing	4,282	5,197	13,513	15,998
Research and development	1,787	1,541	4,766	4,822
General and administrative	8,118	7,658	18,223	17,581

Total operating expenses	14,187	14,396	36,502	38,401

Operating (loss) income from continuing operations	(3,914)	1,379	(7,031)	(680)
Other income (expense):
Interest income	13	36	30	122
Interest expense	(79)	(91)	(314)	(292)
Other, net	148	(192)	140	(110)
Equity in loss of unconsolidated affiliate	(47)	10	(180)	(26)

(Loss) income from continuing operations before income taxes	(3,879)	1,142	(7,355)	(986)
Income tax benefit (expense)	215	(494)	(145)	(1,159)

(Loss) income from continuing operations	(3,664)	648	(7,500)	(2,145)
Gain from discontinued operations, net of tax	—	(4)	—	11

Net (loss) income	(3,664)	644	(7,500)	(2,134)
Net loss (income) attributable to the noncontrolling interest	175	(90)	773	(115)

Net (loss) income attributable to RAE Systems Inc.	$(3,489)	$554	$(6,727)	$(2,249)

Basic net (loss) income per share
Continuing operations	$(0.06)	$0.01	$(0.11)	$(0.04)
Discontinued operations	—	—	—	—

Basic net (loss) income per share	$(0.06)	$0.01	$(0.11)	$(0.04)

Diluted net (loss) income per share
Continuing operations	$(0.06)	$0.01	$(0.11)	$(0.04)
Discontinued operations	—	—	—	—

Diluted net (loss) income per share	$(0.06)	$0.01	$(0.11)	$(0.04)

Weighted-average common shares outstanding-Basic	59,375	59,304	59,359	59,162
Stock options	—	456	—	—

Weighted-average common shares outstanding-Diluted	59,375	59,760	59,359	59,162

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,500)	$(2,134)
Gain from discontinued operations	—	11

Loss from continuing operations	(7,500)	(2,145)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,528	2,372
Gain on disposal of property and equipment	(474)	(483)
Stock based compensation expense	923	1,238
Equity in loss of unconsolidated affiliate	180	26
Deferred income taxes	(84)	—
Amortization of discount on notes payable to related parties	82	39
Changes in operating assets and liabilities:
Accounts receivable	2,473	1,590
Accounts receivable from affiliate	(123)	(34)
Trade notes receivable	119	1,302
Inventories	3,136	(1,742)
Prepaid expenses and other current assets	781	(1,371)
Income taxes receivable	793	132
Other assets	471	(1,165)
Accounts payable	482	1,480
Accounts payable to affiliate	(299)	4
Accrued liabilities	1,102	292
Income taxes payable	(173)	552
Deferred revenue	(286)	452
Other liabilities	64	(206)

Net cash provided by operating activities of continuing operations	4,195	2,333
Net cash provided by operating activities of discontinued operations	—	7

Net cash provided by operating activities	4,195	2,340

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,222)	(892)

Net cash used in investing activities	(2,222)	(892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	—	34
Proceeds from bank loans	1,899	431
Repayments of bank loans	(732)	(2,758)
Repurchases of common stock	(7)	(35)
Payments on notes payable to related parties	(1,930)	(676)

Net cash used in financing activities	(770)	(3,004)

Effect of exchange rate changes on cash and cash equivalents	109	418
Increase (decrease) in cash and cash equivalents	1,312	(1,138)
Cash and cash equivalents at beginning of period	14,845	15,906

Cash and cash equivalents at end of period	$16,157	$14,768

Supplemental disclosure of cash flow information:
Cash paid for interest	$674	$247
Cash paid for taxes	370	874
Cash received for tax refunds	742	548
Non-cash investing and financing activities:
Unpaid property and equipment	1,339	27
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
     As a result of an independent investigation conducted by the Audit Committee of the Board of Directors during fiscal year 2008, the Company made a voluntary disclosure to the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) that the company may have violated United States Foreign Corrupt Practices Act (“FCPA”). The Company is cooperating with the DOJ and the SEC in connection with their review of the matter and is actively engaged in settlement discussions. Although no assurances can be given as to whether the matter will settle or the amount of any settlement, the Company recorded and accrual of $3.5 million in the third quarter of 2009 relating to the potential settlement of this matter.
     Also, as a result of the proposed FCPA settlement, the Company is not in compliance with certain bank loan covenants and is in discussions with its lender to obtain a waiver for the breach of these covenants. No assurance can be given that relief will be obtained on acceptable terms or at all. In the event a waiver is not obtained, the outstanding amounts on our line of credit will become due and payable and the line of credit may be cancelled.
Basis of Presentation
     The financial information presented in this Form 10-Q is unaudited and is not necessarily indicative of the future consolidated financial position, results of operations or cash flows of RAE Systems. The unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at the date of the interim balance sheets, results of operations and its cash flows for the stated periods, in conformity with the accounting principles generally accepted in the United States of America. The consolidated balances at December 31, 2008, were derived from the audited consolidated financial statements included in the Company’s Annual Report (“Annual Report”) on Form 10-K for the year ended December 31, 2008. The condensed consolidated financial statements included in this report should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, included in the Annual Report. The Company evaluated subsequent events for recognition or disclosure through the time of filing these condensed consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission on November 6, 2009.
Principles of Consolidation
     The consolidated financial statements include the accounts of RAE Systems and its subsidiaries. The ownership of other interest holders of consolidated subsidiaries is reflected as noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation. Effective January 1, 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which changed the presentation requirements for noncontrolling (minority) interests for all periods presented.
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
     The impact on the Company’s results from continuing operations of recording stock-based compensation by function for the three and nine months ended September 30, 2009 and 2008, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Cost of sales	$5	$1	$11	$10
Sales and marketing	(128)	15	(91)	35
Research and development	68	69	207	240
General and administrative	255	289	796	953

Total	$200	$374	$923	$1,238

     The following is a summary of options (in thousands, except weighted-average exercise price):

	Options Outstanding
	Number	Weighted-Average
	of Shares	Exercise Price
Balance as of January 1, 2009	4,193	$2.55
Granted	—	—
Exercised	—	—
Canceled	(115)	3.75

Balance as of March 31, 2009	4,078	2.51
Granted	1,500	0.99
Exercised	—	—
Canceled	(270)	3.75

Balance as of June 30, 2009	5,308	2.02
Granted	—	—
Exercised	—	—
Canceled	(161)	2.44

Balance as of September 30, 2009	5,147	2.01

     The fair value of the Company’s stock options granted to employees for the nine months ended September 30, 2009 and September 30, 2008, was estimated using the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2009	2008
Expected volatility	85%	60-65%
Expected dividend yield	0%	0%
Risk-free interest rate	2.3%	2.7-3.6%
Expected term in years	6.0	5.5-6.0
Weighted-average grant date fair value	$0.70	$0.89

     The Company did not grant any stock options during the three months ended September 30, 2009 or September 30, 2008, respectively.
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
     As of September 30, 2009, the Company has reserved 120,877 shares of common stock for issuance under its 1993 Stock Option Plan, 2,083,042 shares under the 2002 Plan and 2,943,540 shares under the 2007 Plan. As of September 30, 2009, 1,250,376 shares have been added to the balance available for grant under the 2007 Plan as a result of grants cancelled under the 2002 Plan and 2,156,836 shares of common stock remain available for future grants under the 2007 Plan.
     Non-Plan Stock Options
     In 2002, the Company granted certain of its directors options to purchase 400,000 shares of non-plan restricted common stock at a weighted-average exercise price of $0.99. Twenty five percent of these options vested after one year with the remainder vesting monthly over the following three years. The vested shares are exercisable over ten years. As of September 30, 2009, options to purchase 100,000 shares of restricted common stock remain unexercised at a weighted-average exercise price of $1.06. There was no stock compensation expense recorded during the three or nine-month periods ended September 30, 2008 and 2009, and no stock compensation expense remains to be recorded for these non-plan stock options.
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

     The following is a summary of activity for the non-plan stock awards (in thousands, except per share amounts):

	Restricted Stock Awards
		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of January 1, 2009	109	$2.81
Granted	—	—
Vested	(15)	2.81
Forfeited	—	—

Unvested as of March 31, 2009	94	2.81
Granted	—	—
Vested	(16)	2.81
Forfeited	—	—

Unvested as of June 30, 2009	78	2.81
Granted	—	—
Vested	(15)	2.81
Forfeited	—	—

Unvested as of September 30, 2009	63	2.81

Earnings Per Common Share
     Basic earnings per common share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. The weighted-average number of anti-dilutive shares excluded from diluted earnings per common share calculated for the three and nine months ended September 30, 2009 was 4,880,232 and 4,926,143. The weighted-average number of anti-dilutive shares excluded from diluted earnings per common share calculated for the three and nine months ended September 30, 2008 was 3,458,741 and 3,824,776.
Segment Reporting
     FASB Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting” establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-makers are the Chief Executive Officer and the Chief Financial Officer. Although the Company’s operating segments consist of entities geographically based in the Americas, Asia and Europe, the Company operates in a single reporting segment worldwide in the sale of portable and wireless gas and radiation detection products and related services.
Variable Interest Entities
     S.A.R.L RAE France (“RAE France”) was identified by management as a variable interest entity. The Company is the primary beneficiary through its ownership of RAE Europe ApS. RAE France distributes and sells RAE Systems products exclusively in France. RAE France had total sales of $600,000 and $831,000 in the three months ended September 30, 2009 and 2008, respectively, and total sales of $1.8 million and $2.2 million in the nine months ended September 30, 2009 and 2008, respectively. The Company has consolidated RAE France since December 2004.
Recent Accounting Pronouncements
     In December 2007, the FASB issued authoritative guidance which applies to business combinations. The new guidance changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. The new guidance was effective for the Company beginning January 1, 2009, and will change the Company’s accounting treatment for business combinations on a prospective basis.

     In June 2009, the FASB issued authoritative guidance for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance is effective for the Company January 1, 2010, and requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE as well as certain enhanced disclosures. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.
     In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is currently assessing the potential effect, if any, on its financial statements.
Note 2. Composition of Certain Financial Statement Items
Inventories
     Inventories are stated at the lower of standard cost, which approximates actual cost computed on a first-in, first-out basis, or market and include material, labor and manufacturing overhead costs. The components of inventories were as follows:

	September 30,	December 31,
(in thousands)	2009	2008
Raw materials	$6,466	$8,213
Work-in-progress	2,384	2,910
Finished goods	5,731	6,481

	$14,581	$17,604

Prepaid expenses and other current assets

	September 30,	December 31,
(in thousands)	2009	2008
Supplier advances and deposits	$803	$977
Accounts receivable from employees	231	661
Prepaid insurance	381	437
Deferred tax assets, current	693	578
Other current assets	2,127	2,338

	$4,235	$4,991

Property and equipment, net

	September 30,	December 31,
(in thousands)	2009	2008
Buildings and improvements	$10,360	$10,327
Equipment	5,198	5,070
Computer equipment	5,057	4,971
Automobiles	1,453	1,590
Furniture and fixtures	446	434
Construction in progress	4,667	2,457

	27,181	24,849
Less: Accumulated depreciation	(11,581)	(9,873)

	$15,600	$14,976

Intangible assets, net

	September 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer list	$5,456	$(3,196)	$2,260	$5,438	$(2,636)	$2,802
Trade name	1,355	(959)	396	1,352	(812)	540

	$6,811	$(4,155)	$2,656	$6,790	$(3,448)	$3,342

     Amortization expense associated with intangible assets was $219,000 and $254,000 for the three months ended September 30, 2009 and 2008, respectively, and $714,000 and $747,000 for the nine months ended September 30, 2009 and 2008, respectively. Based on the carrying amount of intangible assets as of September 30, 2009, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in thousands):

Years Ended December 31,
Remainder of 2009	$229
2010	904
2011	637
2012	372
2013	281
Thereafter	233

Total amortization	$2,656

Accrued liabilities

	September 30,	December 31,
(in thousands)	2009	2008
Compensation and related benefits	$2,032	$2,445
Accrued commission	2,287	2,010
Accrued FCPA settlement (see Note 5)	3,500	—
Accrued professional fees	750	755
Customer deposits	1,264	1,792
Other	3,765	5,316

	$13,598	$12,318

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
     The effective tax rate before discrete items for the nine months ended September 30, 2009, was (2)% of pretax loss, compared to (118)% of pretax loss in the same period in 2008.
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
     The Company’s valuation allowance was determined in accordance with the existing authoritative guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis. Management believes that sufficient uncertainty exists with regard to the realizability of some tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the current belief of continued weakness in the overall market for the Company’s products thereby potentially impacting the Company’s ability to sustain or grow revenues and earnings, and the length of carryback and carryforward periods.
     At December 31, 2008, we concluded that it was appropriate to have a full valuation allowance for our deferred tax assets in certain jurisdictions and continue to maintain a full valuation allowance for these jurisdictions as of September 30, 2009. During fiscal 2009, the Company concluded that the operating results of one of its Chinese subsidiaries had declined and that it was appropriate to put a full valuation allowance on the related deferred tax asset of $285,000. The Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize these assets. The amount of the deferred tax asset valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized.
Note 4. Comprehensive Loss
     The components of comprehensive loss were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Net loss	$(3,664)	$644	$(7,500)	$(2,134)
Other comprehensive income:
Change in foreign currency translation	205	(325)	337	2,492

Comprehensive (loss) income	(3,459)	319	(7,163)	358
Comprehensive loss (income) attributable to the noncontrolling interest	175	(90)	773	(115)

Comprehensive (loss) income attributable to RAE Systems Inc.	$(3,284)	$229	$(6,390)	$243

     The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments of $6.9 million and $6.6 million as of September 30, 2009 and December 31, 2008, respectively.

Note 5. Commitments and Contingencies
Regulatory Compliance
     During fiscal year 2008, the Company’s internal audit department identified certain payments and gifts made by certain personnel in the Company’s operations in the People’s Republic of China (“China”) that may have violated the United States Foreign Corrupt Practices Act (“FCPA”). Following this discovery, the Audit Committee of the Board of Directors initiated an independent investigation. The Company has made a voluntary disclosure to the United States Department of Justice (DOJ) and the United States Securities and Exchange Commission (SEC) regarding the results of its investigation. The Company has also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with violations. The Company is cooperating with the DOJ and the SEC in connection with their review of the matter and is actively engaged in settlement discussions. Although no assurances can be given as to whether the matter will settle or the amount of any settlement, the company recorded an accrual of $3.5 million in the third quarter 2009 relating to the potential settlement of this matter. The timing and final outcome of this or any future government investigation cannot be predicted with certainty and any indictment, conviction or material fine, debarment or settlement arising out of these investigations could have a material adverse affect on the Company’s business, financial condition, results of operation and future prospects.
     As a result of the proposed FCPA settlement, the Company is not in compliance with loan covenants for minimum trailing 6 months earnings and for potential monetary penalties under the FCPA. The Company is in discussions with its lender to obtain a waiver for the breach of the minimum trailing 6 months earnings covenant and the potential violation stemming from the assessment of penalties. No assurance can be given that relief will be obtained on acceptable terms or at all. In the event a waiver is not obtained, the outstanding amounts on our line of credit will become due and payable and the line of credit may be cancelled. In the event we are unable to obtain needed capital on favorable terms, or at all, our liquidity could be adversely affected.
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
     When the district court confirmed the Final Award in favor of RAE Systems it did not enter judgment, an omission the district court described as a non-substantive clerical error. On September 9, 2008, the court of appeal granted leave for the district court to correct this clerical error. On January 23, 2009, the district court entered judgment in favor of RAE Systems and against Polimaster, and included in the judgment post-arbitration/pre-judgment interest and post-judgment interest. Polimaster has appealed the inclusion of these two interest components in the judgment, in Polimaster Ltd. et al. v. RAE Systems Inc., No. 09-15369, and briefing on the appeal is in progress.
     On May 14, 2009, Polimaster and RAE Systems entered a First Amended And Restated Stipulation And Order Re Stay Of Execution Of Judgment In Favor Of RAE Systems Inc. (the “stipulation”), pursuant to which Polimaster wire transferred $1.4 million to the client trust account of RAE Systems’ counsel McLeod, Witham & Flynn LLP, and agreed to wire transfer an additional $116,224.25 per month until the entire amount deposited equals the amount of the judgment (approximately $2.8 million) plus accrued interest at the judgment rate of 0.43 percent per annum. Pursuant to the stipulation, the amounts transferred by Polimaster are being maintained in the client trust account of McLeod, Witham & Flynn LLP, and shall not be distributed to RAE Systems or Polimaster, until the Ninth Circuit has ruled on Polimaster’s appeal (Nos. 08-15708 and 09-15369). McLeod, Witham & Flynn LLP shall release the funds in the account to RAE Systems and/or Polimaster within seven days of the Ninth Circuit’s final ruling on the appeal, in accordance with the Ninth Circuit’s decision. Polimaster is currently in compliance with the payment schedule provided in the stipulation. If RAE Systems is successful on appeal, it is expected that the Company would receive approximately $1.6 million, net of attorneys’ fees and expenses. The timing of a final ruling on the appeal is not currently determinable.

Leases
     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the three months ended September 30, 2009 and 2008, was $366,000 and $445,000, respectively. Total rent expense for the nine months ended September 30, 2009 and 2008, was $1,110,000 and $1,379,000, respectively. Excluding the Sunnyvale, California abandoned building lease as described below, future minimum annual payments under non-cancellable leases were as follows as of September 30, 2009 (in thousands):

Years Ended December 31,	Operating
Remainder of 2009	$399
2010	1,496
2011	1,368
2012	1,283
2013	1,320
Thereafter	4,749

Total minimum payments	$10,615

     In December 2004, the Company moved into its current corporate headquarters in San Jose, California and abandoned a leased facility in Sunnyvale, California. During the second quarter of 2005, the Company accrued a restructuring reserve of approximately $2.0 million for the remaining lease term of the former headquarters in Sunnyvale. The discount rate used was 4.85% and the liability was not reduced for any anticipated future sublease income. In March 2007, due to improved conditions for office rentals, the Company revised the estimated loss on abandonment of the lease and reduced the operating expense by $595,000. During the second quarter of 2007, a sublease was executed with rental income commencing in June 2007. As of September 30, 2009, future discounted lease payments related to the Sunnyvale building are included in accrued liabilities totaling $36,000. Rent payments for the three months ended September 30, 2009 and 2008, were $132,000 and $128,000, respectively, for the Sunnyvale building with sublease income of $46,000 and $44,000 for the three months ended September 30, 2009 and 2008, respectively. Rent payments for the nine months ended September 30, 2009 and 2008, were $395,000 and $361,000, respectively, for the Sunnyvale building with sublease income of $136,000 and $131,000 for the nine months ended September 30, 2009 and 2008, respectively. The remaining lease payment through expiration of the lease on October 31, 2009, is $44,000.
     In December 2008, the Company invested approximately $1.2 million for land use rights in Shanghai, China to construct a new manufacturing, engineering and administrative facility. During the second quarter of 2009, the Company entered into an agreement for pre-construction land improvements of approximately $263,000. The Company expects to begin construction of the new facility in the second half of 2009 subject to arranging project and long-term financing. Upon completion of construction, the Company would vacate its existing leased facility in Shanghai. Based on discussions with Shanghai government officials, the landlord of the existing Company facility, the Company believes that it will be able to terminate the lease without penalty. No assurance can be given that the Company will be able to arrange financing terms acceptable to the Company and that it would not be subject to lease termination penalties.
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

Note 6. Warranty Reserves
     The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized under accrued liabilities on the Condensed Consolidated Balance Sheets. The following is a summary of the changes in these liabilities during the three months and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Warranty reserve at beginning of period	$645	$438	$707	$884
Provision for warranty	299	463	922	504
Utilization of reserve	(282)	(269)	(967)	(785)
Foreign currency translation effects	3	(7)	3	22

Warranty reserve at end of period	$665	$625	$665	$625

Note 7. Lines of Credit
     The Company maintains credit facilities to support its operations in the United States and China.
     In the United States, the Company had a $15.0 million revolving credit agreement as of December 31, 2008. This credit facility is renewed annually. On March 11, 2009, the Company received an extension of its existing line to May 12, 2009, which also changed certain other terms and conditions. On April 29, 2009, the revolving credit agreement, as amended, was renewed to expire on May 15, 2010. The amended credit agreement provides for borrowings of up to $10.0 million based on a percentage of specific qualifying assets and a blanket security interest in the Company’s assets in the United States. The Company is required to comply with certain reporting and financial covenants in addition to the ongoing requirement to submit monthly financial information. Interest accrues at the floating prime bank lending rate plus 100 basis points subject to a minimum total rate of 5%. In addition, the Company pays 30 basis points annually of the average unused portion of the facility. As of September 30, 2009 and December 31, 2008, $1.8 million was outstanding against the revolving credit agreement.
     As a result of the proposed FCPA settlement disclosed in Note 5, “Commitments and Contingencies,” the Company is not in compliance with loan covenants for minimum trailing 6 months earnings and for potential monetary penalties under the FCPA. The Company is in discussions with its lender to obtain a waiver of these covenants; however, no assurance can be given that relief will be obtained on acceptable terms or at all. In the event a waiver is not obtained, the outstanding amounts on our line of credit will become due and payable and the line of credit may be cancelled.
     In China, as of September 30, 2009, the Company had three unsecured revolving lines of credit, each in the amount of Renminbi (“RMB”) 20.0 million or approximately $2.9 million, available to provide working capital. Borrowings under these lines of credit are generally at the current market rate for fixed rate loans of the amount and duration requested, up to one year. The credit facilities are renewed annually in May, September and October, respectively. On September 30, 2009 and December 31, 2008, RMB 13.0 million and RMB 5.0 million or approximately $1.9 million and $0.7 million, respectively, was outstanding under the lines of credit.
     Advances under the lines of credit in China are generally tied to specific promissory notes. A loan in the amount of RMB 5.0 million or approximately $0.7 million bearing interest at a fixed rate of 6.33% due on April 30, 2009, was renewed at a fixed rate of 5.31% to mature on April 27, 2010. A second loan in the amount of RMB 8.0 million or approximately $1.2 million bearing interest at a fixed rate of 5.31% is due on January 4, 2010.
     In October 2009, the Company borrowed working capital of RMB 15 million or approximately $2.2 million bearing interest at 5.04% due October 13, 2010.
Note 8. Related Party Transactions
     The Company accounts for its 40% ownership in Renex Technologies Ltd. (“Renex”), a Hong Kong company, using the equity method. The Company’s total investment in Renex at September 30, 2009 and December 31, 2008 was $269,000 and $448,000, respectively. The Company recorded a loss of $46,000 and income of $10,000 in Renex for the three months ended September 30, 2009 and 2008, respectively, and losses of $180,000 and $26,000 in Renex for the nine months ended September 30, 2009 and 2008, respectively.

     The Company paid zero and $36,000 to Renex for research work for the three months periods ended September 30, 2009 and 2008, respectively, and $95,000 and $128,000 for the nine month periods ended September 30, 2009 and 2008, respectively.
     In conjunction with the original and subsequent additional investment in RAE Beijing, unsecured notes payable were established for the previous RAE Beijing shareholders as part of the purchase price agreement in May 2004 and July 2006. As of September 30, 2009 and December 31, 2008, $370,000 and $1,329,000, respectively, were included in current notes payable to related parties in the Company’s Condensed Consolidated Balance Sheets and $362,000 and $1,219,000, respectively, were included in noncurrent notes payable to related parties.
     The notes issued in conjunction with the original RAE Beijing purchase in May 2004 were non-interest bearing and were recorded at net present value using a discount rate of 5.5%. In conjunction with the additional investment in RAE Beijing in July 2006, 11.0 million shares of preferred stock were issued to four shareholders of RAE Beijing. In accordance with the authoritative accounting guidance, these preferred shares were classified as liabilities and were recorded as noncurrent notes payable to related parties. Although, these preferred shares bear a dividend yield rate of 3% per annum, the notes payable were discounted using a market interest rate of 6.48%.
     Scheduled annual payments of principal under the notes from 2009 through maturity in 2011 are zero, $370,000 and $362,000, respectively.
     In addition to its 40% ownership in Renex, the Company has investments in three distributors of RAE Systems products, RAE Australia, RAE Benelux and RAE Spain. The Company owns 19%, 10% and 19% of RAE Australia, RAE Benelux and RAE Spain, respectively. These investments are accounted for under the cost method.
     The Liaoning Coal Industry Group, Ltd. (“Liaoning Group”) owns a 30% interest in RAE Fushun and has also been a supplier to RAE Fushun.
     Transactions and balances with the Company’s related parties were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,			September 30,	December 31,
(in thousands)	2009	2008	2009	2008		2009	2008
Sales:					Accounts receivable:
Renex	$104	$80	$292	$199	Renex	$224	$100
RAE Australia	189	—	531	—	RAE Australia	98	—
RAE Benelux	610	476	2,002	1,805	RAE Benelux	373	411
RAE Spain	88	131	316	452	RAE Spain	136	192

	$991	$687	$3,141	$2,456		$831	$703

Purchases:					Accounts payable:
Liaoning Group	$—	$4	$—	$17	Liaoning Group	$14	$72
Renex	45	184	142	493	Renex	83	382

	$45	$188	$142	$510		$97	$454

     The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary of $33,000 and $30,000 for the three months ended September 30, 2009 and 2008, respectively, and $94,000 and $84,000 for the nine months ended September 30, 2009 and 2008, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions regarding Ms. Chen are performed in the same manner as other U.S. employees,.

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
In accordance with the existing authoritative guidance the financial results of the DVR business are reported as discontinued operations for all periods presented. The loss from discontinued operations net of tax was $4,000 for the three month period ended September 30, 2008, and the gain from discontinued operations net of tax was $11,000 for the nine month period ended September 30, 2008, respectively.
     There were no assets and liabilities related to the disposal group as of September 30, 2009 and 2008.
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
     The existing authoritative guidance requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
     Level 1: Quoted market prices in active markets for identical assets or liabilities.
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
     Level 3: Unobservable inputs that are not corroborated by market data.
     The following table reflects the carrying amounts and fair values of the Company’s assets and liabilities as of September 30, 2009 and December 31, 2008:

		September 30, 2009		December 31, 2008
		Carrying		Carrying
(in thousands)	Category	Amounts	Fair Value	Amounts	Fair Value
Cash and cash equivalent	Level 1	$16,157	$16,157	$14,845	$14,845
Bank lines of credit	Level 1	3,739	3,739	2,584	2,584
Notes payable to related parties	Level 2	732	732	2,548	2,548

Note 11. Shareholders’ Equity
     The following table is a summary of the changes in equity:

	Three Months Ended September 30,			Three Months Ended September 30,
	2009			2008
	RAE Systems			RAE Systems
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
(in thousands)	Equity	Interest	Equity	Equity	Interest	Equity
Equity, Beginning of Period	$40,833	$4,883	$45,716	$47,209	$5,714	$52,923
Net loss	(3,489)	(175)	(3,664)	554	90	644
Translation adjustments	205	—	205	(325)	13	(312)

Comprehensive (loss) income	(3,284)	(175)	(3,459)	229	103	332
Exercise of stock options	—	—	—	24	—	24
Repurchases of restricted common stock	(7)	—	(7)	—	—	—
Stock-based compensation expense	200	—	200	374	—	374

Equity, End of Period	$37,742	$4,708	$42,450	$47,836	$5,817	$53,653

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2009			2008
	RAE Systems			RAE Systems
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interest	Equity	Equity	Interest	Equity
Equity, Beginning of Period	$43,216	$5,481	$48,697	$46,356	$5,385	$51,741
Net loss	(6,727)	(773)	(7,500)	(2,249)	115	(2,134)
Translation adjustments	337	—	337	2,492	317	2,809

Comprehensive (loss) income	(6,390)	(773)	(7,163)	243	432	675
Exercise of stock options	—	—	—	24	—	24
Repurchases of restricted common stock	(7)	—	(7)	(25)	—	(25)
Stock-based compensation expense	923	—	923	1,238	—	1,238

Equity, End of Period	$37,742	$4,708	$42,450	$47,836	$5,817	$53,653

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
Overview
     Founded in 1991 to develop technologies for the detection and early warning of hazardous materials, today we offer a full line of chemical and radiation detection solutions. These solutions have been deployed in over 95 countries and range from small handheld devices to rapidly-deployable wireless systems to fixed facility safety solutions. We are a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical and radiation detection monitors, single gas monitors, 4-gas monitors, 5-gas monitors, photoionization instruments for the detection of total and specific volatile organic compounds, wireless gas detection networks and fixed gas detection monitors. In addition we have introduced calibration stations for key high volume/ high use products to facilitate the daily “bump testing” and periodic calibration of the toxic gas sensors in our products.
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
Recent Developments
     In 2008, we introduced eight new products. We now offer a complete line of products to serve the personnel safety, regulated worker safety and detection needs of the global energy market. Products range from breathing zone single sensor products for specific toxic chemicals (ToxiRAE 3 and AutoRAE Lite Calibration Station) to belt worn multi-gas monitors (QRAE II with AutoRAE Lite Calibration station, and MultiRAE Plus) to handheld instruments (MiniRAE 3000, MiniRAE Lite, ppbRAE 3000 and UltraRAE) to measure total and specific volatile organic compounds, to wireless monitors for wireless industrial and public safety applications (AreaRAE Steel, RAELink3 and MeshGuard) as well as fixed monitors (RAEGuard, RAEGuard-S, RAEGuard PID and FMC Series Controllers) for deployment in factory or safety process management.
     Our 2009 sales goals are focused on the energy sector, public safety and the global confined space entry and worker safety regulation and health exposure driven gas detection markets. With the introduction of the ToxiRAE 3, QRAE II, MiniRAE 3000, UltraRAE 3000, AreaRAE Steel and MeshGuard we offer a full suite of portable gas detection solutions for the oil production market. In addition, the MultiRAE Plus continues to be purchased by the U.S. military for aviation safety in the handling and detection of highly toxic and flammable jet fuel.

     In the third quarter of fiscal 2009, we had key wins in the oil and gas market, with two long term sole supplier contracts won in the Middle East and an Australian coal mining company ordered our new MeshGuard, single gas wireless monitors to facilitate the real-time monitoring of methane gas concentration.
     In the Civil Defense market, we continue to add states to the New York Hazardous Incident Response Equipment purchasing agreement, which allows states and municipalities to buy our equipment without an open bidding process. We received additional orders from the Federal Emergency Management Agency for AreaRAE wireless monitors and AreaRAE Rapid Deployment Kits, as part of their “Urban Area Security” initiative.
     In the radiation detection market we received significant orders for personal radiation detector/dosimeters from the Singapore Civil Defense Force and the Los Angeles County Sherriff’s Office. We also received orders from the China Environmental Protection Bureau for instruments to monitor and track radioactive sources.
     In the Environmental market, we sold ppbRAE 3000’s to a Taiwanese semiconductor company, a Korean automobile manufacturer, and to the Beijing Environmental Protection Bureau.
     In each of our markets we will continue to explore and develop strategic value added partnerships, to leverage our product and market expertise.
     The Company is actively engaged in discussions with the Department of Justice and the Securities and Exchange Commission to settle the outstanding joint investigation into the Company’s alleged violations of the FCPA.
Revenue Recognition
     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, we have experienced an insignificant amount of sales returns. We generally recognize revenue upon shipment to our distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provide for sales returns under standard product warranty provisions. For non-standard contract terms, where title to goods passes upon delivery to the customer (FOB destination), revenue is recognized after we have established proof of delivery. Revenue related to services performed under our extended warranty program are recognized as earned based upon contract terms, generally ratably over the term of service. We record project installation work in Asia using the percentage-of-completion method. Net sales also include amounts billed to customers for shipping and handling. Our shipping costs are included in cost of sales.
Accounts Receivable, Trade Notes Receivable and Allowance for Doubtful Accounts
     We grant credit to our customers after undertaking an investigation of credit risk for significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, history of adjustments, current economic conditions and other factors that deserve recognition in estimating potential losses. We generally do not require collateral for sales on credit. While management uses the best information available in making our determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management’s control. If there was a deterioration of a major customer’s credit-worthiness or if actual defaults were higher than what have been experienced historically, additional allowances would be required.
     Trade notes receivables are presented to us from some of our customers in China as a payment against the outstanding trade receivables. These notes receivables are bank guarantee promissory notes which are non-interest bearing and generally mature within nine months.

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
Share-Based Payments
     We recognize in our statement of operations all share-based payments, including grants of stock options, based on their grant date fair value after adjusting fair value to reflect only those shares outstanding that are actually expected to vest. We estimate the fair value of each share-based payment on the date of grant using the Black-Scholes-Merton valuation method. The Black-Scholes-Merton method requires certain assumptions about the expected life of the option and the volatility of the market price over the life of the option. The Company estimates these assumptions based on the Company’s historical experience of employee exercises and the historical market price of the Company’s stock.
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
     Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include, but are not limited to: discount rates; future expected cash flows from maintenance agreements, customer contracts, acquired developed technologies and pending patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from these projects when completed; the acquired company’s brand awareness and market position; and assumptions about the period of time an acquired brand will continue to be used in the combined company’s product portfolio. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
Income Taxes
     We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.
     Our effective tax rates differ from statutory rates primarily due to foreign earnings taxed at lower rates, losses not benefited, non-deductible share-based compensation deductions and provision changes for uncertain tax positions. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our provision for income taxes.
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

Recent Accounting Pronouncements
     In December 2007, the FASB issued authoritative guidance which applies to business combinations. The new guidance changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. The new guidance was effective for the Company beginning January 1, 2009, and will change the Company’s accounting treatment for business combinations on a prospective basis.
     In June 2009, the FASB issued authoritative guidance for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance is effective for the Company January 1, 2010, and requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires certain enhanced disclosures. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.
     In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is currently assessing the potential effect, if any, on its financial statements.
Results of Operations
Net Sales

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Net sales	$19,909	$28,845	$(8,936)	-31%	$58,929	$71,361	$(12,432)	-17%
Net sales for the quarter ended September 30, 2009, decreased by $8.9 million or 31% over the quarter ended September 30, 2008. Sales decreased $3.9 million or 30% in Americas, $4.2 million or 36% in Asia and $0.8 million or 20% in Europe. The decrease includes the impact of two significant non-recurring orders in the quarter ended September 30, 2008: one from the United States National Guard and another from the Beijing International Airport. Net sales also decreased due to a disruption of our sales activity in China due to management changes during the third quarter of 2009. Approximately $0.2 million of the decrease was due to unfavorable exchange rate fluctuations.
     Net sales for the nine months ended September 30, 2009, decreased by $12.4 million or 17% over the same period in 2008. Sales decreased $4.6 million or 15% in Americas, $6.3 million or 22% in Asia and $1.5 million or 13% in Europe. The decrease includes the negative impact of the worldwide economic downturn and two significant non-recurring orders in the nine months ended September 30, 2008: one from the United States National Guard and another from the Beijing International Airport, and a disruption of our sales activity in China due to management changes during the third quarter of 2009. Approximately $0.9 million of the decrease was due to unfavorable exchange rate fluctuations.

Cost of Sales & Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Cost of sales	$9,636	$13,070	$(3,434)	-26%	$29,458	$33,640	$(4,182)	-12%
Gross profit	$10,273	$15,775	$(5,502)	-35%	$29,471	$37,721	$(8,250)	-22%
Gross margin	52%	55%			50%	53%
     Cost of sales for the quarter ended September 30, 2009, decreased by $3.4 million or 26% over the quarter ended September 30, 2008, mainly due to the decrease in sale volume. Gross profit for the quarter ended September 30, 2009, decreased by $5.5 million or 35% over the quarter ended September 30, 2008, primarily due to lower sales volume and the favorable product mix influence of two significant non-recurring orders shipped during the quarter ended September 30, 2008.
     Cost of sales for the nine months ended September 30, 2009, decreased by $4.2 million or 12% over the same period during 2008, mainly due to the decrease in sale volume. Gross profit for the nine months ended September 30, 2009, decreased by $8.2 million or 22% over the nine months ended September 30, 2008. Gross margin decreased by 3% for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to lower sales volume and a shift away from higher margin products to a higher mix of compliance products and lower margins contributed by system integration projects revenue in China.
Sales and Marketing Expense

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Sales and marketing	$4,282	$5,197	$(915)	-18%	$13,513	$15,998	$(2,485)	-16%
Percentage of net sales	22%	18%			23%	22%
     Sales and marketing expenses decreased by $0.9 million or 18% for the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008, primarily due to reduced headcount, travel by employees and participation at trade shows.
     Sales and marketing expenses decreased by $2.5 million or 16% for the nine months ended September 30, 2009, over the same period during 2008, primarily due to reductions in headcount, travel by employees and participation at trade shows.
Research and Development Expense

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Research and development	$1,787	$1,541	$246	16%	$4,766	$4,822	$(56)	-1%
Percentage of net sales	9%	5%			8%	7%
     Research and development expenses increased by approximately $0.2 million or 16% during the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008, primarily driven by increased headcount and project expenses at our engineering center in Shanghai, China.
     Research and development expenses decreased by $0.1 million or 1% for the nine months ended September 30, 2009

General and Administrative Expense

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

General and administrative	$8,118	$7,658	$460	6%	$18,223	$17,581	$642	4%
Percentage of net sales	41%	27%			31%	25%
     General and administrative expenses increased by $0.5 million or 6% in the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008. The increase was primarily related to the $3.5 million accrual of management’s estimate to settle the outstanding joint investigation into the Company’s alleged violations of the FCPA, which was partially offset by lower professional fees of $2.5 million, consisting primarily of legal fees, reduced fees associated with the collection of previously reserved doubtful accounts receivables of $0.2 million, and generally lower travel and other discretionary expenses for the quarter ended September 30, 2009, as compared to the quarter ended September 30, 2008.
     General and administrative expenses increased by $0.6 million or 4% for the nine months ended September 30, 2009, over the same period during 2008. The increase was primarily related to the $3.5 million accrual of management’s estimate to settle the outstanding joint investigation into the Company’s alleged violations of the FCPA and increased fees associated with doubtful accounts receivable of $0.7 million, which was partially offset by lower professional fees of $3.7 million, consisting primarily of legal fees.
Other Income/(Expense)

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Interest income	$13	$36	$(23)	-64%	$30	$122	$(92)	-75%
Interest expense	(79)	(91)	12	13%	(314)	(292)	(22)	-8%
Other, net	148	(192)	340	177%	140	(110)	250	227%
Equity in loss of unconsolidated affiliate	(47)	10	(57)	-570%	(180)	(26)	(154)	-592%

Total other income (expense)	$35	$(237)	$272	115%	$(324)	$(306)	$(18)	-6%

     For the quarter ended September 30, 2009, total other income increased by $0.3 million or 115% compared to the quarter ended September 30, 2008. The increase was primarily due to net other for the quarter ended September 30, 2009, which increased $0.3 million, or 177%, from other net for the quarter ended September 30, 2008, primarily as a result of foreign exchange gains in Asia and Europe.
     For the nine months ended September 30, 2009, total other expenses increased by $18,000 or 6% from the nine months ended September 30, 2008. The decrease in interest income was primarily due to lower interest rates and decreased cash in interest earning accounts. The income in net other of $250,000 for the nine months ended September 30, 2008, resulted primarily from foreign exchange gains in Asia and Europe.
Income Tax Benefit/(Expense)

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Income tax benefit (expense)	$215	$(494)	$709	-144%	$(145)	$(1,159)	$1,014	-87%
Effective tax rate	-6%	-43%			2%	118%
     Income tax expense after discrete items for the nine months ended September 30, 2009 was $0.1 million compared to $1.2 million for the nine months ended September 30, 2008. At December 31, 2008 and September 30, 2009, respectively, we concluded it was appropriate to have a full valuation allowance for our net deferred tax assets in some jurisdictions. The interim income tax expense was calculated based on the estimated annual effective tax rate for the Company. The tax rate for the first quarter of fiscal year 2009 differed from the U.S. statutory rate primarily due to foreign earnings taxed at lower rates, losses not benefited, nondeductible stock compensation deductions and additional provisions for uncertain tax positions applicable to fiscal year 2008. Included in the tax expense for the nine months ended September 30, 2009, were discrete tax expense items of $100,000 related to the accrual of interest related to various uncertain tax benefits, $35,000 related to return to provision true up for our foreign entities, $(6,000) related to return to provision for federal income tax in the United States, and state and local taxes of $9,000.
Net Loss Attributable to the Noncontrolling Interest

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Net loss (income) attributable to the noncontrolling interest	$175	$(90)	$265	-294%	$773	$(115)	$888	-772%
     For the quarter ended September 30, 2009, the noncontrolling interest in the operating loss of consolidated subsidiaries increased $0.3 million from an income of $90,000 for the quarter ended September 30, 2008. The increase was primarily due to losses incurred in RAE Fushun and RAE Beijing, during the quarter ended September 30, 2009, compared to profits for the quarter ended September 30, 2008. In addition, RAE France’s profitability declined for the quarter ended September 30, 2009. The noncontrolling ownership was 4% of RAE Beijing, 30% of RAE Fushun and 51% of RAE France.
     For the nine months ended September 30, 2009, the noncontrolling interest in the operating loss of consolidated subsidiaries increased $0.9 million from an income of $115,000 for the nine months ended September 30, 2009. The increase was primarily due to an operating loss at RAE Fushun and reduced profits in RAE Beijing and RAE France. The noncontrolling ownership was 4% of RAE Beijing, 30% of RAE Fushun and 51% of RAE France.
Gain From Discontinued Operations
     On August 24, 2007, the Board of Directors approved the discontinuation of the Company’s mobile DVR business in order to reduce expenses and concentrate resources on the Company’s gas and radiation detection business. On August 28, 2007, we notified our DVR customers, terminated all personnel not reassigned to continuing operations and suspended the related production and sales activities. Because the DVR business operated at a substantial loss, management liquidated the tangible assets, mainly inventories of component parts. Accordingly, the value of these assets was adjusted to reflect the anticipated disposals.
     As a result of discontinuing the DVR business, management impaired the remaining value of the intangible assets and goodwill acquired in the purchases of Aegison in July 2006 and Securay in January 2007. The recognized loss in the quarter ended September 30, 2008 of $4,000 and the gain of $11,000 for the nine months ended September 30, 2008 were mainly due to the sale of inventory previously reserved.
     In accordance with the existing authoritative guidance, the financial results of the DVR business are reported as discontinued operations for all periods presented. The financial results included in discontinued operations were as follows:

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

(Loss) gain from discontinued operations before income taxes	$—	$(4)	$4	-100%	$—	$11	$(11)	-100%
Income tax benefit	—	—	—	0%	—	—	—	0%

(Loss) gain from discontinued operations, net of tax	$—	$(4)	$4	-100%	$—	$11	$(11)	-100%

Liquidity and Capital Resources
     To date, we have financed our operations primarily through operating revenues, proceeds from the issuance of equity securities and short-term bank borrowings. In 2007, we also sold and leased back our corporate headquarters in San Jose, California. As of September 30, 2009, we had $16.2 million in cash and cash equivalents compared with $14.8 million on December 31, 2008. The $1.3 million increase in cash during the nine months ended September 30, 2009, was primarily due to the collection of trade accounts receivable and improved inventory turnover.
     At September 30, 2009, we had $30.1 million in working capital (current assets less current liabilities) and a current ratio (ratio of current assets to current liabilities) of 2.2 to 1.0 compared to $37.1 million of working capital and a current ratio of 2.5 to 1.0 at December 31, 2008. Of the $7.0 million reduction in working capital, $3.5 million is attributable to the proposed FCPA settlement discussed in Note 5 to the Condensed Consolidated Financial Statements.
     In the United States, we had a $15.0 million revolving credit agreement as of December 31, 2008. This credit facility is renewed annually. On March 11, 2009, we received an extension of our existing line to May 12, 2009, which also changed certain other terms and conditions. On April 29, 2009, the revolving credit agreement, as amended, was renewed to expire on May 15, 2010. The amended credit agreement provides for borrowings of up to $10.0 million based on a percentage of specific qualifying assets and a blanket security interest over our assets in the United States. We are required to comply with certain reporting and financial requirements in addition to the ongoing requirement to submit monthly financial information. At September 30, 2009 and December 31, 2008, $1.8 million was outstanding against the revolving credit agreement.
      As a result of the proposed FCPA settlement disclosed in Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” as of September 30, 2009, the Company is not in compliance with loan covenants for minimum trailing 6 months earnings and for potential monetary penalties under the FCPA. The Company is in discussions with its lender to obtain a waiver of these covenants. While we believe a waiver will be obtained, no assurance can be given that relief will be obtained on acceptable terms or at all. In the event a waiver is not obtained, the outstanding amounts on our line of credit will become due and payable and the line of credit may be cancelled.
     In China, as of September 30, 2009, we had three unsecured revolving lines of credit, each in the amount of RMB 20.0 million or approximately $2.9 million, available to provide working capital. The credit facilities are renewed annually in May, September and October, respectively. Borrowings under these lines of credit are generally at the current market rate for fixed rate loans of the amount and duration requested, up to one year. On September 30, 2009, and December 31, 2008, RMB 13 million and RMB 5.0 million or approximately $1.9 million and $0.7 million, respectively, were outstanding under these lines of credit. A loan in the amount of RMB 5.0 million, or approximately $0.7 million, bearing interest at a fixed rate of 6.33% due on April 30, 2009, was renewed at a fixed rate of 5.31% to mature April 27, 2010. A second loan in the amount of RMB 8.0 million, or approximately $1.2 million, bearing interest at a fixed rate of 5.31% is due on January 4, 2010.
     A summary of our Condensed Consolidated Statement of Cash Flows follows:

	Nine Months Ended
	September 30,
(in thousands)	2009	2008

Net cash provided by (used in):
Operating activities	$4,195	$2,340
Investing activities	(2,222)	(892)
Financing activities	(770)	(3,004)
Effect of exchange rate changes on cash and cash equivalents	109	418

Net increase (decrease) in cash and cash equivalents	$1,312	$(1,138)

Operating Activities
     For the nine months ended September 30, 2009, net cash provided by operating activities of $4.2 million was attributable to the following factors:
•	Cash flow decreased due to the net loss of $7.5 million (including the portion attributable to the noncontrolling interest). However, because the net loss includes non-cash charges totaling $3.1 million, the net decrease to cash was $4.4 million. Our principal non-cash expenses were as follows: $2.5 million depreciation and amortization, $0.9 million stock-based compensation, and $0.2 million equity in the loss of unconsolidated affiliates. We also recognized $0.5 million in deferred gains on the disposal of property and equipment.

•	The net change in operating assets and liabilities which generated cash flow of $8.6 million. Cash was primarily provided by managed reductions of $2.6 million and $3.1 million in trade accounts and notes receivable and inventories, respectively, and the collection of income tax refunds totaling $0.8 million. Additional cash flow was contributed by increases to accounts payable and accrued liabilities and a reduction in prepaid expenses of $0.5 million, $1.1 million and $0.4 million, respectively. Cash was applied to reduce accounts payable to affiliates by $0.3 million.
     For the nine months ended September 30, 2008, net cash provided by operating activities of $2.3 million was attributable to the following:
•	Cash decreased due to the net loss of $2.1 million (including the portion attributable to the noncontrolling interest), which included non-cash charges totaling $3.1 million. Our principal non-cash expenses were as follows: $2.4 million depreciation and amortization and $1.2 million stock-based compensation. These non-cash expenses were partially offset by $0.5 million in gains on disposal of property and equipment.

•	The net change in operating assets and liabilities which generated cash of $1.3 million. $2.9 million and $0.1 million of cash was provided by the collection of trade accounts and notes receivable and income taxes receivable, respectively. Additional cash of $1.5 million, $0.6 million, $0.4 million and $0.3 million was provided by increased balances of accounts payable, income taxes payable, deferred revenue and accrued liabilities, respectively. Cash of $1.7 million and $1.4 million was used to fund increases in the balances of inventories and certain prepaid expenses, respectively. Additional cash of $1.2 million was applied to prepayments and deposits related to the new facility being built in Fushun, China. The net change in various other operating accounts consumed cash flow of $0.2 million during the period.
Investing Activities
     Net cash used in investing activities during the nine months ended September 30, 2009, was $2.2 million compared with $0.9 million for the nine months ended September 30, 2008. Cash used during the first nine months of 2009 primarily consisted of ongoing construction and outfitting activities at our new facility in Fushun, China and payment for land use rights in Shanghai. In December 2008, we purchased the land use rights for 50 years on a land parcel in Shanghai of approximately 6.5 acres. We plan to use this site to construct a new manufacturing and research and development facility, which would replace our current Shanghai facility. We expect to begin construction of the new facility in the second half of 2009, subject to arranging project and long-term financing. Upon the expected completion of construction, we would vacate our existing leased facility in Shanghai. Based on discussions with Shanghai government officials, the landlord of the existing Company facility, we believe that we will be able to terminate the lease without penalty. No assurance can be given that we will be able to arrange financing terms acceptable to us or that we would not be subject to lease termination penalties.
Financing activities
     Net cash used in financing activities for the nine months ended September 30, 2009, was $0.8 million compared with net cash used of $3.0 million for the nine months ended September 30, 2008. Through September 30, 2009, we have made principal payments totaling $1.9 million to reduce the notes payable to related parties for the acquisition of RAE Beijing. These payments were made from general working capital. The next scheduled principal payment is in July 2010. Aside from the renewal of a pre-existing loan, we also borrowed RMB 8.0 million, or approximately $1.2 million, to acquire land use rights in Shanghai for the construction of a new building as discussed above.
     Cash used in financing activities during the first nine months of 2008 was primarily for repayment of bank loans and payments on the notes payable to related parties for the acquisition of RAE Beijing.
     We believe our existing balances of cash and cash equivalents, together with cash generated from product sales, will be sufficient to meet our cash needs for working capital, debt service and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, the ultimate resolution of issues arising from our internal investigation regarding potential FCPA violations, the resolution of obtaining a waiver for the breach of covenants on our U.S. line of credit, and future results of operations. Any future financing we may require may be unavailable on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations, or could prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our stockholders.

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
Interest Rate Risk
     As of September 30, 2009, we had cash and cash equivalents of $16.2 million. The Company had no other significant interest bearing assets. Over time changes to interest rates may reduce or increase our interest income, but the impact on our net income (loss) or the fair value of our interest bearing assets is not expected to be significant.
     Our borrowings in China are at fixed interest rates. The outstanding balance under our line of credit in the United States bears interest at the floating prime bank lending rate plus 100 basis points subject to a minimum total rate of 5%. As the prime rate as of September 30, 2009, was 3.25%, our cost of funds in the United States will not increase until the prime rate rises by more than 75 basis points. On an outstanding balance of $1.8 million, the loan balance in the United States on September 30, 2009, annual interest expense would increase by $1,800 for each basis point thereafter.
Foreign Currency Exchange Rate Risk
     For the nine months ended September 30, 2009, a substantial portion of our recognized revenue was generated by our Asia operations (40%) and was primarily denominated in RMB. Revenue denominated in U.S. dollars is generated primarily from operations in the Americas (42%), and revenue from our European operations (18%) is primarily denominated in Euros. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Since January 2008, our operations in China have been affected by currency fluctuations due to an approximate 7.0% appreciation of the RMB relative to the U.S. dollar.
     Our strategy has been to increase overseas manufacturing and research and development activities to capitalize on lower cost capacity and efficiencies in supply-chain management. In 2004 and 2006, we made strategic investments in China with the acquisition of a 96% interest in RAE Beijing, a Beijing-based manufacturer and distributor of environmental safety and security equipment and the formation of RAE Fushun, in late 2006, to capitalize on increases in demand for safety equipment in the mining and energy market sectors in China. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the U.S. dollar and other currencies. If, for example, there was a hypothetical 10% change in the RMB relative to the U.S. dollar, the effect on our losses would have been approximately $1.1 million for the nine months ended September 30, 2009. If the currencies in all other countries in Europe and Asia where we have operations were to change in unison with the RMB by a hypothetical 10% against the U.S. dollar, the approximate effect on our losses would be approximately $0.7 million for the nine months ended September 30, 2009. The reduction in the impact of the RMB is due to the offset of changes in reported net sales in our other units resulting from changes in those countries local currencies.
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
Item 4. Controls and Procedures
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under

Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Regulatory Compliance
     During fiscal year 2008, the Company’s internal audit department identified certain payments and gifts made by certain personnel in the Company’s operations in the People’s Republic of China (“China”) that may have violated the United States Foreign Corrupt Practices Act (“FCPA”). Following this discovery, the Audit Committee of the Board of Directors initiated an independent investigation. The Company has made a voluntary disclosure to the United States Department of Justice (DOJ) and the United States Securities and Exchange Commission (SEC) regarding the results of its investigation. The Company has also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with violations. The Company is cooperating with the DOJ and the SEC in connection with their review of the matter and is actively engaged in settlement discussions. Although no assurances can be given as to whether the matter will settle or the amount of any settlement, the company recorded an accrual of $3.5 million in the third quarter 2009 relating to the potential settlement of this matter. The timing and final outcome of this or any future government investigation cannot be predicted with certainty and any indictment, conviction or material fine, debarment or settlement arising out of these investigations could have a material adverse affect on the Company’s business, financial condition, results of operation and future prospects.
     As a result of the proposed FCPA settlement, the Company is not in compliance with loan covenants for minimum trailing 6 months earnings and for potential monetary penalties under the FCPA. The Company is in discussions with its lender to obtain a waiver for the breach of the minimum trailing 6 months earnings covenant and the potential violation stemming from the assessment of penalties. No assurance can be given that relief will be obtained on acceptable terms or at all. In the event a waiver is not obtained, the outstanding amounts on our line of credit will become due and payable and the line of credit may be cancelled. In the event we are unable to obtain needed capital on favorable terms, or at all, our liquidity could be adversely affected.
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
     When the district court confirmed the Final Award in favor of RAE Systems it did not enter judgment, an omission the district court described as a non-substantive clerical error. On September 9, 2008, the court of appeal granted leave for the district court to correct this clerical error. On January 23, 2009, the district court entered judgment in favor of RAE Systems and against Polimaster, and included in the judgment post-arbitration/pre-judgment interest and post-judgment interest. Polimaster has appealed the inclusion of these two interest components in the judgment, in Polimaster Ltd. et al. v. RAE Systems Inc., No. 09-15369, and briefing on the appeal is in progress.
     On May 14, 2009, Polimaster and RAE Systems entered a First Amended And Restated Stipulation And Order Re Stay Of Execution Of Judgment In Favor Of RAE Systems Inc. (the “stipulation”), pursuant to which Polimaster wire transferred $1.4 million to the client trust account of RAE Systems’ counsel McLeod, Witham & Flynn LLP, and agreed to wire transfer an additional $116,224.25 per month until the entire amount deposited equals the amount of the judgment (approximately $2.8 million) plus accrued interest at the judgment rate of 0.43 percent per annum. Pursuant to the stipulation, the amounts transferred by Polimaster are being maintained in the client trust account of McLeod, Witham & Flynn LLP, and shall not be distributed to RAE Systems or Polimaster, until the Ninth Circuit has ruled on Polimaster’s appeal (Nos. 08-15708 and 09-15369). McLeod, Witham & Flynn LLP shall release the funds in the account to RAE Systems and/or Polimaster within seven days of the Ninth Circuit’s final ruling on the appeal, in accordance with the Ninth Circuit’s decision. Polimaster is currently in compliance with the payment schedule provided in the stipulation. If RAE Systems is successful on appeal, it is expected that the Company would receive approximately $1.6 million, net of attorneys’ fees and expenses.
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
     The financial turmoil that first rose last fall has resulted in a tightening in the credit markets and a low level of liquidity in many financial markets. There could be a number of follow-on effects from the credit crisis on our business, including the insolvency of key suppliers or their inability to obtain credit to finance manufacturing of their products, resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products; and/or customer, including channel partner, insolvencies. Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as businesses and governments may postpone spending in response to tighter credit and/or negative financial news, which could have a material negative effect on demand for our products. Our operating results could also be adversely affected if the U.S. dollar strengthens against various foreign currencies.
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
     The Sarbanes-Oxley Act of 2002 (the “Act”) and the rules promulgated by the SEC and the New York Stock Exchange in relation thereto require significant legal, financial and accounting compliance costs, and we expect these costs to continue indefinitely. In particular, given the complexity of our international operations relative to our size, our compliance costs are expected to continue to result in comparatively high general and administrative expenses as a percentage of our revenue.
In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting or, if these controls are not effective, our business and financial results may suffer.
     In designing and evaluating our internal control over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. For example, a company’s operations may change over time as the result of new or discontinued lines of business and management must periodically modify a company’s internal controls and procedures to timely match these changes in its business. In addition, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and company personnel are required to use judgment in their application. While we continue to improve upon our internal control over financial reporting, so that it can provide reasonable assurance of achieving its control objectives, no system of internal controls can be designed to provide absolute assurance of effectiveness.
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
     Like other companies operating or selling internationally, we are subject to the FCPA and other laws which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We make sales in countries known to experience corruption. Our sales activities in such countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors which could be in violation of various laws including the FCPA, even though such parties are not always subject to our control. We have implemented new policies and procedures to prevent losses from such practices and to discourage such practices by our employees, consultants, sales agents and distributors and are continuing our efforts to improve such policies and procedures. Among other things, we have established on-going training programs for our employees to ensure that they are aware of their responsibilities under the FCPA and similar laws. However, our existing safeguards and any improvements may prove to be less than effective and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, financial condition and results of operations.
The loss of “Normal Trade Relation” status for China, changes in current tariff structures or adoption of other trade policies adverse to China could have an adverse effect on our business.
     Our ability to import products from China at current tariff levels could be materially and adversely affected if the “normal trade relations” (“NTR”, formerly “most favored nation”) status the United States government has granted to China for trade and tariff purposes is terminated. As a result of its NTR status, China receives the same favorable tariff treatment that the United States extends to its other “normal” trading partners. China’s NTR status, coupled with its membership in the World Trade Organization, could eventually reduce barriers to manufacturing products in and exporting products from China. However, we cannot provide any assurance that China’s membership in the World Trade Organization or NTR status will not change. As a result of opposition to certain policies of the Chinese government and China’s growing trade surpluses with the United States, there has been, and in the future may be, opposition to NTR status for China. Also, the imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of NTR status with, China, could significantly increase our cost of products imported into the United States or Europe and harm our business. For example, in September, the U.S. government imposed new tariffs on tires imported from China. Retaliatory actions by China could be harmful to our business. Because of the importance of our international sales and international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly and adversely affected if any of the risks described above were to occur.

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
Our officers and directors own approximately 32% of our common stock and, accordingly, may exert substantial influence over the Company.

     Our executive officers and directors, in the aggregate, beneficially own approximately 33% of our common stock as of September 30, 2009. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.
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
November 6, 2009

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