Form 10-K/A
period 2008-12-31
RAE SYSTEMS INC
filed 2009-12-22
CIK 1084876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 21, 2009.

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Robert I. Chen Robert I. Chen	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 21, 2009

/s/ Randall Gausman Randall Gausman	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 21, 2009

/s/ Peter C. Hsi Peter C. Hsi	Chief Technology Officer, Vice President of Emerging Technologies Development and Director	December 21, 2009

/s/ Lyle D. Feisel by Randall Gausman, attorney-in-fact Lyle D. Feisel by Randall Gausman, attorney-in-fact	Director	December 21, 2009

/s/ Sigrun Hjelmqvist by Randall Gausman, attorney-in-fact Sigrun Hjelmqvist by Randall Gausman, attorney-in-fact	Director	December 21, 2009

Director
Keh-Shew Lu

/s/ James W. Power by Randall Gausman, attorney-in-fact James W. Power by Randall Gausman, attorney-in-fact	Director	December 21, 2009

Director
Susan Wang