Form 10-K/A
period 2008-12-31
RAE SYSTEMS INC
filed 2010-01-28
CIK 1084876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2010.

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert I. Chen Robert I. Chen	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	January 28, 2010

/s/ Randall Gausman Randall Gausman	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 28, 2010

/s/ Peter C. Hsi Peter C. Hsi	Chief Technology Officer, Vice President of Emerging Technologies Development and Director	January 28, 2010

/s/ Lyle D. Feisel, by Randall Gausman as Attorney-in-Fact Lyle D. Feisel	Director	January 28, 2010

/s/ Sigrun Hjelmqvist, by Randall Gausman as Attorney-in-Fact Sigrun Hjelmqvist	Director	January 28, 2010

Keh-Shew Lu	Director

/s/ James W. Power, by Randall Gausman as Attorney-in-Fact James W. Power	Director	January 28, 2010

Susan Wang	Director