Form 10-Q/A
period 2009-03-31
RAE SYSTEMS INC
filed 2010-01-28
CIK 1084876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
January 28, 2010

RAE SYSTEMS INC.
By:	/s/ Randall Gausman
Randall Gausman
Vice President and Chief Financial Officer

2