Form 10-Q
period 2010-03-31
RAE SYSTEMS INC
filed 2010-05-07
CIK 1084876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common stock, $0.001 par value per share	59,438,328 shares

RAE Systems Inc.

PART I. Financial Information

Item 1.	Financial Statements
RAE Systems Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$18,351	$18,528
Restricted cash	2,146	2,146
Trade notes receivable	1,998	2,039
Accounts receivable, net of allowances of $5,413 and $5,380, respectively	17,762	19,428
Accounts receivable from affiliate	235	322
Inventories	12,325	12,068
Prepaid expenses and other current assets	3,778	3,983
Income taxes receivable	659	659

Total current assets	57,254	59,173

Property and equipment, net	16,022	15,590
Intangible assets, net	2,202	2,428
Investments in unconsolidated affiliates	306	358
Other assets	552	1,325

Total assets	$76,336	$78,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,842	$6,454
Accounts payable to affiliate	47	92
Bank lines of credit	4,020	4,026
Accrued liabilities	14,388	15,753
Notes payable to related parties, current	380	370
Income taxes payable	310	199
Deferred revenue, current	492	603

Total current liabilities	25,479	27,497

Deferred revenue, non-current	554	615
Deferred tax liabilities, non-current	156	156
Long-term debt	1,463	1,463
Deferred gain on sale of real estate, non-current	4,285	4,444
Other long-term liabilities	832	781
Notes payable to related parties, non-current	361	363

Total liabilities	33,130	35,319

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized; 59,438,328 and 59,438,328 shares issued and outstanding, respectively	59	59
Additional paid-in capital	64,186	63,832
Accumulated other comprehensive income	6,549	6,844
Accumulated deficit	(32,070)	(31,706)

Total RAE Systems Inc. shareholders’ equity	38,724	39,029
Noncontrolling interest	4,482	4,526

Total shareholders’ equity	43,206	43,555

Total liabilities and shareholders’ equity	$76,336	$78,874

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$18,795	$19,113
Cost of sales	8,606	9,783

Gross profit	10,189	9,330

Operating expenses:
Sales and marketing	4,658	4,382
Research and development	1,687	1,595
General and administrative	4,098	4,413

Total operating expenses	10,443	10,390

Operating loss	(254)	(1,060)
Other income (expense):
Interest income	23	9
Interest expense	(51)	(145)
Other, net	54	(61)
Equity in loss of unconsolidated affiliate	(51)	(67)

Loss before income taxes	(279)	(1,324)
Income tax (expense) benefit	(129)	41

Net loss	(408)	(1,283)
Net loss attributable to the noncontrolling interest	44	295

Net loss attributable to RAE Systems Inc.	$(364)	$(988)

Net loss per share-basic and diluted	$(0.01)	$(0.02)

Weighted- average common shares outstanding-basic and diluted	59,405	59,343

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(408)	$(1,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	714	896
Gain on disposal of property and equipment	(144)	(158)
Stock based compensation expense	354	364
Equity in loss of unconsolidated affiliate	51	67
Deferred income taxes	—	(83)
Amortization of discount on notes payable to related parties	3	13
Changes in operating assets and liabilities:
Accounts receivable	1,544	2,797
Accounts receivable from affiliate	86	(41)
Trade notes receivable	36	(75)
Inventories	(333)	1,399
Prepaid expenses and other current assets	188	645
Income taxes receivable	—	(84)
Other assets	120	94
Accounts payable	(628)	(830)
Accounts payable to affiliate	(46)	(175)
Accrued liabilities	(1,471)	(1,794)
Income taxes payable	116	33
Deferred revenue	(172)	(123)
Other liabilities	59	(79)

Net cash provided by operating activities	69	1,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(133)	(1,782)

Net cash used in investing activities	(133)	(1,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	—	1,167
Payments on notes payable to related parties	(4)	(988)

Net cash (used in) provided by financing activities	(4)	179

Effect of exchange rate changes on cash and cash equivalents	(109)	(122)
Increase (decrease) in cash and cash equivalents	(177)	(142)
Cash and cash equivalents at beginning of period	18,528	14,845

Cash and cash equivalents at end of period	$18,351	$14,703

Supplemental disclosure of cash flow information:
Cash paid for interest	$90	$278
Cash paid for taxes, net	59	194
Non-cash investing and financing activities:
Unpaid property and equipment	186	—
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
Basis of Presentation
     The financial information presented in this Form 10-Q is unaudited and is not necessarily indicative of the future consolidated financial position, results of operations or cash flows of RAE Systems. The unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at the date of the interim balance sheets, results of operations and its cash flows for the stated periods, in conformity with the accounting principles generally accepted in the United States of America. The consolidated balances at December 31, 2009, were derived from the audited consolidated financial statements included in the Company’s Annual Report (“Annual Report”) on Form 10-K for the year ended December 31, 2009. The condensed consolidated financial statements included in this report should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, included in the Annual Report.
Principles of Consolidation
     The condensed consolidated financial statements include the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. The ownership of other interest holders of consolidated subsidiaries is reflected as noncontrolling interest.
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
     The impact on the Company’s results from continuing operations of recording stock-based compensation by function for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Cost of sales	$23	$15
Sales and marketing	33	18
Research and development	36	80
General and administrative	262	251

Total	$354	$364

     The following is a summary of options (in thousands, except weighted-average exercise price):

	Options Outstanding
	Number	Weighted- Average
	of Shares	Exercise Price
Balance as of January 1, 2010	5,393	$1.97
Granted	10	0.85
Exercised	—	—
Canceled	(4)	0.66

Balance as of March 31, 2010	5,399	1.97

     The fair value of the Company’s stock options granted to employees for the three months ended March 31, 2010 was estimated using the following weighted-average assumptions:

Three
Months
Ended
March 31,
2010
Expected volatility	110%
Expected dividend yield	0%
Risk-free interest rate	2.8%
Expected term in years	6.0
Weighted- average grant date fair value	$0.85
No stock options or restricted stock were granted in the three months ended March 31, 2009.
     Stock Option Plans
     In June 2007, the shareholders of RAE Systems approved the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) at the annual meeting of shareholders. The 2007 Plan replaced the Company’s 2002 Stock Option Plan (the “2002 Plan”). A total of 4,000,000 shares of the Company’s common stock are authorized for issuance under the 2007 Plan. The maximum number of shares that may be issued under the 2007 plan will be increased from time to time by shares subject to options granted under the 2002 Plan that expire or are terminated and by shares acquired under the 2002 Plan that are forfeited or repurchased by the Company for the option holder’s purchase price. However, no more than 1,500,000 additional shares may be authorized for issuance under the 2007 Plan as a result of these adjustments.
     As of March 31, 2010, the Company has reserved 120,877 shares of common stock for issuance under its 1993 Stock Option Plan, 2,078,877 shares under the 2002 Plan and 3,199,167 shares under the 2007 Plan. As of March 31, 2010, 1,254,541 shares have been added to the balance available for grant under the 2007 Plan as a result of grants cancelled under the 2002 Plan and 1,905,374 shares of common stock remain available for future grants under the 2007 Plan.
     Non-Plan Stock Options
     In 2002, the Company granted certain of its director’s non-plan options to purchase 400,000 shares of restricted stock at a weighted-average exercise price of $0.99 per share. The options vested 25% after one year with the remainder vesting pro-rata monthly over the following three years. From 2002 to 2006, the Company issued 300,000 shares of common stock due to the exercise of such options. There have been no further grants, exercises or cancellations through March 31, 2010. As such, total outstanding non-plan stock options at March 31, 2010 were 100,000 at a weighted-average exercise price of $1.06. The vested options are exercisable over ten years from the date of grant. There was no stock-based compensation expense recorded during the three month periods ended March 31, 2010 and 2009, respectively, and no stock-based compensation expense remains to be recorded related to these options.
     Non-Plan Restricted Stock
     In August 2006, the Company granted 536,000 shares of restricted stock to four individuals as an inducement to join the Company. Twenty five percent of this restricted stock or 134,000 shares vested in July 2007 with the remainder vesting quarterly over the following three years subject to accelerated vesting in certain circumstances.
     The fair market value of the Company’s common shares on the dates the awards were granted represents unrecognized stock-based compensation which is being amortized on a straight-line basis over the vesting period of the underlying stock awards. As of March 31, 2010, $49,000 of estimated stock-based compensation expense related to restricted stock awards remains to be recorded. That cost is expected to be recorded during the second quarter of 2010.

     The following is a summary of activity for the non-plan stock awards (in thousands, except per share amounts):

	Restricted Stock Awards
		Weighted- Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of January 1, 2010	47	$2.81
Granted	—	—
Vested	(16)	2..81
Forfeited	—	—

Unvested as of March 31, 2010	31	2..81

Net Loss Per Share
     Basic loss per share includes no dilution and is computed by dividing net loss attributable to RAE Systems by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of common stock equivalents, such as options and warrants, to the extent the impact is dilutive. As the Company incurred net losses for the quarters ended March 31, 2010 and 2009, the effect of potentially dilutive securities on diluted net loss per share computations was anti-dilutive. The weighted-average number of anti-dilutive shares excluded from the diluted net loss per common share calculation for the three months ended March 31, 2010 and 2009 was 5,453,586 and 4,363,023, respectively.
Segment Reporting
     FASB Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting,” establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-makers in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-makers are the Chief Executive Officer and the Chief Financial Officer. Although the Company’s operating segments consist of entities geographically based in the Americas, Asia and Europe, the Company operates in a single reporting segment worldwide in the sale of portable and wireless chemical and radiation detection products and related services.
Variable Interest Entities
     S.A.R.L RAE France (“RAE France”) is the exclusive distributor of RAE Systems products in France. RAE Systems owns 49% of RAE France’s common stock and is the distributor’s largest shareholder. Although the operations of RAE France generally are independent of RAE Systems, through governance rights, the Company may direct RAE France’s business strategies. The Company has identified RAE France as a variable interest entity with RAE Systems as the primary beneficiary since inception in the fourth quarter of 2004. Accordingly, the Company has consolidated RAE France since December 2004.

     RAE France had total sales of $724,000 and $632,000 in the three months ended March 31, 2010 and 2009, respectively. The carrying amounts of the major classes of assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets were as follows:

	March 31,	December 31,
(m thousands)	2010	2009
Cash and cash equivalents	$183	$299
Accounts receivable	604	438
Inventories	206	198
Prepaid expenses and other current assets	121	142

Total current assets	1,114	1,077
Other non-current assets	64	77

Total assets	$1,178	$1,154

Accounts payable	$20	$24
Accrued liabilities	315	330
Income taxes payable	8	—

Total current liabilities	$343	$354

     There were no restrictions or other special conditions on the assets or liabilities of RAE France.
Recent Accounting Pronouncements
     In June 2009, the FASB issued authoritative guidance for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance became effective for the Company on January 1, 2010, and requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE as well as certain enhanced disclosures. The Company evaluated its investments and concluded it does not have any additional variable interests which give it controlling financial interest in a VIE; therefore, the adoption of this new standard did not have a material impact on its financial statements.
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
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Instruments.” ASU No. 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the ASU amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments to ASC 820 made by ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of these provisions of ASU No. 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of the remaining provisions of this ASU to have a material impact on the Company’s condensed consolidated financial statements.

Note 2. Composition of Certain Financial Statement Items
Inventories
     Inventories are stated at the lower of standard cost, which approximates actual cost computed on a first-in, first-out basis, or market and include material, labor and manufacturing overhead costs. The components of inventories were as follows:

	March 31,	December 31,
(in thousands)	2010	2009
Raw materials	$5,754	$5,655
Work-in-progress	2,550	2,557
Finished goods	4,021	3,856

Total inventories	$12,325	$12,068

Prepaid expenses and other current assets

	March 31,	December 31,
(in thousands)	2010	2009
Supplier advances and deposits	$592	$1,330
Accounts receivable from employees	78	81
Prepaid insurance	162	275
Deferred tax assets, current	934	934
Other current assets	2,012	1,363

Total prepaid expenses and other current assets	$3,778	$3,983

Property and equipment, net

	March 31,	December 31,
(in thousands)	2010	2009
Buildings and improvements	$11,944	$11,945
Equipment	4,965	4,788
Computer equipment	4,928	4,996
Automobiles	1,293	1,385
Furniture and fixtures	442	444
Construction in progress	4,340	3,468

	27,912	27,026
Less: Accumulated depreciation	(11,890)	(11,436)

Total property and equipment, net	$16,022	$15,590

Intangible assets, net

	March 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer list	$5,453	$(3,551)	$1,902	$5,456	$(3,376)	$2,080
Trade name	1,356	(1,056)	300	1,356	(1,008)	348

Total	$6,809	$(4,607)	$2,202	$6,812	$(4,384)	$2,428

     Amortization expense associated with intangible assets was $226,000 and $253,000 for the three months ended March 31, 2010 and 2009, respectively. Based on the carrying amount of intangible assets as of March 31, 2010, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in thousands):

Years Ended December 31,
Remainder of 2010	$678
2011	638
2012	372
2013	281
2014	161
Thereafter	72

Total amortization	$2,202

Accrued liabilities

	March 31,	December 31,
(in thousands)	2010	2009
Compensation and related benefits	$2,567	$3,764
Accrued commissions	2,024	1,265
Accrued FCPA settlement (see Note 5)	3,500	3,500
Accrued professional fees	751	426
Customer deposits	836	941
Other	4,710	5,857

Total accrued liabilities	$14,388	$15,753

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
     The effective tax rate before discrete items for the three months ended March 31, 2010, was 46% of pretax loss, compared to (3)% benefit of pretax loss in the same period in 2009.
     The effective tax rate is highly dependent upon the geographic distribution of the Company’s worldwide earnings or loss, tax regulations in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies. The Company regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts its estimates accordingly. If actual results differ from its estimates, future income tax expense could be materially affected.

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
     At December 31, 2009, the Company concluded it was appropriate to have a full valuation allowance for its deferred tax assets in certain jurisdictions. The Company continued to maintain a full valuation allowance for these jurisdictions as of March 31, 2010. During fiscal 2009, the Company concluded that the operating results of one of its Chinese subsidiaries had declined and that it was appropriate to put a full valuation allowance on the related deferred tax asset. The Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize these assets. The amount of the deferred tax asset valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized.
Note 4. Comprehensive Loss
     The components of comprehensive loss were as follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Net loss	$(408)	$(1,283)
Other comprehensive income:
Change in foreign currency translation	(295)	(144)

Comprehensive loss	(703)	(1,427)
Comprehensive loss attributable to the noncontrolling interest	44	295

Comprehensive loss attributable to RAE Systems Inc.	$(659)	$(1,132)

Note 5. Commitments and Contingencies
Regulatory Compliance
     During fiscal year 2008, the Company’s internal audit department identified certain payments and gifts made by certain personnel in the Company’s operations in the People’s Republic of China (“China”) that may have violated the United States Foreign Corrupt Practices Act (“FCPA”). Following this discovery, the Audit Committee of the Board of Directors initiated an independent investigation. The Company has made a voluntary disclosure to the United States Department of Justice (DOJ) and the United States Securities and Exchange Commission (SEC) regarding the results of its investigation. The Company has also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with violations. The Company is cooperating with the DOJ and the SEC in connection with their review of the matter and is actively engaged in settlement discussions. Although no assurances can be given as to whether the matter will settle or the amount of any settlement, the Company booked an accrual of $3.5 million in the third quarter of 2009 relating to the potential settlement of this matter. The timing and final outcome of this or any future government investigation cannot be predicted with certainty and any indictment, conviction or material fine, debarment or settlement arising out of these investigations could have a material adverse affect on the Company’s business, financial condition, results of operation and future prospects.

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
     On May 14, 2009, Polimaster and RAE Systems entered a First Amended And Restated Stipulation And Order Re Stay Of Execution Of Judgment In Favor Of RAE Systems Inc. (the “stipulation”), pursuant to which Polimaster wire transferred $1.4 million to the client trust account of RAE Systems’ counsel McLeod, Witham & Flynn LLP, and agreed to wire transfer an additional $116,224.25 per month until the entire amount deposited equals the amount of the judgment (approximately $2.8 million) plus accrued interest at the judgment rate of 0.43 percent per annum. Pursuant to the stipulation, the amounts transferred by Polimaster are being maintained in the client trust account of McLeod, Witham & Flynn LLP, and shall not be distributed to RAE Systems or Polimaster, until the Ninth Circuit has ruled on Polimaster’s appeal (Nos. 08-15708 and 09-15369). McLeod, Witham & Flynn LLP shall release the funds in the account to RAE Systems and/or Polimaster within seven days of the Ninth Circuit’s final ruling on the appeal, in accordance with the Ninth Circuit’s decision. Polimaster is currently in compliance with the payment schedule provided in the stipulation. If RAE Systems is successful on appeal, it is expected that the Company would receive approximately $1.9 million, net of attorneys’ fees and expenses. The timing of a final ruling on the appeal is not currently determinable.

Leases
     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the three months ended March 31, 2010 and 2009, was $347,000 and $375,000, respectively. Future minimum annual payments under non-cancellable leases were as follows as of March 31, 2010 (in thousands):

Years Ended December 31,	Operating
Remainder of 2010	$1,319
2011	1,465
2012	1,345
2013	1,331
2014	1,299
Thereafter	3,488

Total minimum payments	$10,247

     In December 2004, the Company moved into its current corporate headquarters in San Jose, California and abandoned a leased facility in Sunnyvale, California. During the second quarter of 2005, the Company accrued a restructuring reserve of approximately $2.0 million for the remaining lease term of the former headquarters in Sunnyvale. The discount rate used was 4.85% and the liability was not reduced for any anticipated future sublease income. In March 2007, due to improved conditions for office rentals, the Company revised the estimated loss on abandonment of the lease and reduced the operating expense by $595,000. During the second quarter of 2007, a sublease was executed with rental income commencing in June 2007. Both the master lease and the sublease expired in October 2009. Rent payments for the three months ended March 31, 2010 and 2009, were zero and $132,000, respectively, for the Sunnyvale building with sublease income of zero and $44,000 for the three months ended March 31, 2010 and 2009, respectively.
     In December 2008, the Company invested approximately $1.2 million for land use rights in Shanghai, China to construct a new manufacturing, engineering and administrative facility. Construction began during the first quarter of 2010. The estimated cost to complete this project is approximately $5.3 million with the work scheduled to be completed during the first quarter of 2011. Upon completion of construction, the Company intends to vacate its existing leased facility in Shanghai. Based on discussions with Shanghai government officials, the landlord of the existing Company facility, the Company believes it will be able to terminate the lease without penalty. However, no assurance can be given at this time that the Company will not be subject to a lease termination penalty.
     During the quarter ended March 31, 2010, $51,000 of interest expense was capitalized for construction of the Company’s new facility in Shanghai.
Guarantees
     The Company is permitted under Delaware law and required under RAE Systems’ Certificate of Incorporation and Bylaws to indemnify its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that limits its exposure and enables it to recover a portion of any future amounts paid. To date the Company has not incurred any losses under these agreements.
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

Note 6. Warranty Reserves
     The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized under Accrued liabilities on the Condensed Consolidated Balance Sheets. The following is a summary of the changes in these liabilities during the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
(in thousands)	2010	2009
Warranty reserve at beginning of period	$926	$707
Provision for warranty	129	360
Utilization of reserve	(258)	(327)
Foreign currency translation effects	(5)	(5)

Warranty reserve at end of period	$792	$735

Note 7. Bank Debt
     The Company maintains credit facilities to support its operations in the United States and China.
     In the United States, the Company had a $10.0 million revolving credit agreement as of December 31, 2009. This credit facility is renewed annually and, on April 26, 2010, was renewed to expire on April 25, 2011. Available credit is based on a percentage of specific qualifying assets and the total facility is collateralized by a blanket security interest in the Company’s assets in the United States. The Company is required to comply with certain reporting and financial requirements in addition to the ongoing requirement to submit quarterly financial statements. Interest accrues at the floating prime bank lending rate plus 100 basis points subject to a minimum total rate of 5%. In addition, the Company pays 30 basis points annually of the average unused portion of the facility and is required to maintain a compensating balance of at least $2.0 million at all times. The compensating balance is included in Restricted cash on the Condensed Consolidated Balance Sheets. As of March 31, 2010 and December 31, 2009, $1.8 million was outstanding against the revolving credit agreement.
     Financial covenants under the revolving credit agreement 1) require the Company to maintain specified trailing two-quarter minimum earnings before interest, depreciation, amortization and non-cash stock compensation expenses and 2) limits the size of potential monetary penalties under the FCPA to $3.5 million. The Company was in compliance with these covenants as of March 31, 2010.

     In China, the Company generally maintains one or more unsecured revolving lines of credit to provide working capital. Borrowings under these credit facilities are generally at the current market rate for fixed rate loans of the amount and duration requested, up to one year. The maturity dates of such fixed rate loans may extend beyond the renewal date of the line of credit arrangement, which governs the advance of new loans. The availability of new loans under the Company’s current line of credit will expire for annual renewal on September 20, 2010. The following table presents the Company’s total lines of credit in China for working capital and balances drawn against each as of March 31, 2010 and December 31, 2009 (in millions):

	Chinese Renminbi			U.S. Dollars
		Amount	Total		Amount	Total
	Amount	Available	Line	Amount	Available	Line	Interest
	Oustanding	for Use	of Credit	Oustanding	for Use	of Credit	Rate
March 31, 2010:
Due October 12, 2010	15.0	5.0	20.0	2.2	0.7	2.9	5.04%

	15.0	5.0	20.0	2.2	0.7	2.9

December 31, 2009:
Due October 12, 2010	15.0	5.0	20.0	2.2	0.7	29	5.04%

	15.0	5.0	20.0	2.2	0.7	29
     Term Loan
     On November 9, 2009, RAE Fushun, the Company’s 70% owned subsidiary in Fushun, China, borrowed RMB 10.0 million, or approximately $1.5 million, to provide working capital for its operations. The loan is due on April 26, 2011 and bears interest at a fixed rate of 8.1% for 12 months. The interest rate will be reset once in November 2010 at 1.5 times the People’s Bank of China benchmark rate. Loan repayment is guaranteed by an unrelated third party, to whom RAE Fushun has granted a lien which includes the wholly owned plant and associated land rights. As a condition of the loan, the lending bank required a deposit of approximately $0.1 million from the guarantor. This deposit was funded by RAE Fushun from the loan proceeds and is included in Restricted Cash on the Consolidated Balance Sheets.
Note 8. Related Party Transactions
     The Company accounts for its 40% ownership in Renex Technologies Ltd. (“Renex”), a Hong Kong company, following the equity method. The Company’s total investment in Renex at March 31, 2010 and December 31, 2009 was $288,000 and $339,000, respectively. The Company recorded losses of $51,000 and $67,000 on its equity interest in Renex for the three months ended March 31, 2010 and 2009, respectively.
     In conjunction with the investment in RAE Beijing, unsecured notes payable were established for the previous RAE Beijing shareholders as part of the purchase price agreement in July 2006. As of March 31, 2010 and December 31, 2009, $380,000 and $370,000, respectively, was included in current notes payable to related parties in the Company’s Condensed Consolidated Balance Sheets and $361,000 and $363,000, respectively, was included in long term notes payable to related parties. The remaining scheduled annual payments of principal and accrued interest under these notes from 2010 through maturity in 2011 are $380,000 and $361,000, respectively.
     In conjunction with the investment in RAE Beijing in July 2006, 11.0 million shares of RAE Beijing preferred stock were issued to four shareholders of RAE Beijing. In accordance with the authoritative accounting guidance, these preferred shares were classified as liabilities and were recorded as notes payable to related parties. Although these preferred shares bear a dividend yield rate of 3% per annum, the notes payable were discounted using a market interest rate of 6.48%.
     In addition to its 40% ownership in Renex, the Company has investments in three distributors of RAE Systems products, RAE Australia, RAE Benelux and RAE Spain. The Company owns 19%, 10% and 19% of RAE Australia, RAE Benelux and RAE Spain, respectively. These investments are accounted for under the cost method.

     The Liaoning Coal Industry Group, Ltd. (“Liaoning Group”) owns a 30% interest in RAE Fushun and, on occasion, has also been a supplier to RAE Fushun.
     Transactions and balances with the Company’s related parties were as follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Sales:
Renex	$95	$105
RAE Australia	335	—
RAE Benelux	517	459
RAE Spain	80	50

	$1,027	$614

Purchases:
Liaoning Group	$—	$—
Renex	74	47

	$74	$47

	March 31,	December 31,
	2010	2009
Accounts receivable:
Renex	$235	$322
RAE Australia	154	59
RAE Benelux	195	253
RAE Spain	99	119

	$683	$753

Accounts payable:
Liaoning Group	$—	$14
Renex	47	92

	$47	$106

     The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary of $31,000 and $30,000 for the three months ended March 31, 2010 and 2009, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions regarding Ms. Chen are performed in the same manner as other U.S. employees, with Robert Chen the final approval signatory on compensation recommendations.
Note 9. Fair Value Measurements
     The Company uses the following methods and assumptions in estimating the fair value of assets and liabilities:
     Cash and cash equivalents and restricted cash: The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value due to the short-term maturity of these instruments.
     Notes payable to related parties: The fair value was determined by discounting these notes payable with below market interest rates at an interest rate commensurate with commercial borrowing rates available to the Company in China.
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
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
     Level 3: Unobservable inputs that are not corroborated by market data.

     The carrying amounts and fair values of the Company’s financial assets and liabilities were as follows:

		March 31, 2010		December 31, 2009
		Carrying		Carrying
	Category	Amounts	Fair Value	Amounts	Fair Value
	(In thousands)
Cash and cash equivalents	Level 1	$18,351	$18,351	$18,528	$18,528
Restricted cash	Level 1	2,146	2,146	2,145	2,146
Notes payable to related parties	Level 2	741	741	733	733
Note 10. Shareholders’ Equity
     The following table is a summary of the changes in equity:

	Three Months Ended March 31,			Three Months Ended March 31,
	2010			2009
	RAE Systems			RAE Systems
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
(in thousands)	Equity	Interest	Equity	Equity	Interest	Equity
Equity, Beginning of Period	$39,029	$4,526	$43,555	$43,216	$5,481	$48,697
Net loss	(364)	(44)	(408)	(988)	(295)	(1,283)
Translation adjustments	(295)	—	(295)	(144)	—	(144)

Comprehensive (loss) income	(659)	(44)	(703)	(1,132)	(295)	(1,427)
Stock-based compensation expense	354	—	354	364	—	364

Equity, End of Period	$38,724	$4,482	$43,206	$42,448	$5,186	$47,634

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
     During 2009 we focused on the energy sector, public safety, global confined space entry, worker safety regulation, and the health exposure gas detection markets. With our ToxiRAE 3, QRAE II, MiniRAE 3000, UltraRAE 3000, AreaRAE Steel and MeshGuard we offer a full suite of portable gas detection solutions for the oil production market. In addition, the MultiRAE Plus continues to be purchased by the U.S. military for aviation safety in the handling and detection of highly toxic and flammable jet fuel.
     In the first quarter of 2010 we enhanced the wireless sensor capability of our MeshGuard platform, with the addition of fixed system and wireless controllers, two additional toxic gas sensors and other accessories. RAE Systems products were key in providing public venue security at the National Football League Super Bowl, the National Basketball Association All Star Game as well as the Vancouver Winter Olympics. Our Americas operations focused on government contracts, first responders, and industrial safety applications, particularly in the energy sector. Our China operation continues to sell to state run steel mills, energy markets, including downstream oil processing, petrochemicals and electric utilities. Our Europe, Middle East, and Asia Pacific region generate sales primarily from the Middle East and Asia Pacific oil producers. All of our sales regions are driving adoption of our wireless sensor solutions for applications in both safety and security. Our global markets continue to be impacted by the effects of the 2009 global recession. In each of our markets we will continue to explore and develop strategic value added partnerships, to leverage our product and market expertise.
     The Company remains actively engaged in discussions with the Department of Justice and the Securities and Exchange Commission to settle the outstanding joint investigation into the Company’s alleged violations of the FCPA.
Revenue Recognition
     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, we have experienced an insignificant amount of sales returns. We generally recognize revenue upon shipment to our distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provide for sales returns under standard product warranty provisions. For non-standard contract terms, where title to goods passes upon delivery to the customer (FOB destination), revenue is recognized after we have established proof of delivery. Revenue related to services performed under our extended warranty program is recognized as earned based upon contract terms, generally ratably over the term of service. We record project installation work in Asia using the percentage-of-completion method. Net sales also include amounts billed to customers for shipping and handling. Our shipping costs are included in cost of sales.
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
     Trade notes receivable are presented to us from some of our customers in China as a payment against the outstanding trade receivables. These notes receivable are bank guarantee promissory notes which are non-interest bearing and generally mature within nine months.

Inventories
     Inventories are stated at the lower of standard cost, which approximates actual cost computed on a first-in, first-out basis, or market and include material, labor and manufacturing overhead costs. We are exposed to a number of economic and market factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in the market, competitive pressures in products and prices, and the availability of key components from our suppliers. We have established inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for our products and market conditions. When recorded, reserves are intended to reduce the carrying value of the inventory to its net realizable value. If actual demand for specified products deteriorates, or market conditions are less favorable than those projected, additional reserves may be required.
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
     Management makes estimates of fair value based upon assumptions believed to be reasonable. Fair value estimates are based on historical experience and information obtained from the management of the acquired companies and the estimates are inherently uncertain. Critical estimates in valuing certain of the intangible assets include, but are not limited to: discount rates; future expected cash flows from maintenance agreements, customer contracts, acquired developed technologies and pending patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from these projects when completed; the acquired company’s brand awareness and market position; and assumptions about the period of time an acquired brand will continue to be used in the combined company’s product portfolio. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
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

Recent Accounting Pronouncements
     In June 2009, the FASB issued authoritative guidance for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance became effective January 1, 2010, and requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE as well as certain enhanced disclosures. We evaluated our investments and concluded that we do not have any additional variable interests which give us a controlling financial interest in a VIE; therefore, the adoption of this new standard did not have a material impact on our financial statements.
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
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Instruments.” ASU No. 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the ASU amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments to ASC 820 made by ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of these provisions of ASU No. 2010-06 did not have a material impact on our condensed consolidated financial statements. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for interim and annual reporting periods beginning after December 15, 2010. We do not expect the adoption of the remaining provisions of this ASU to have a material impact on our consolidated financial statements.
Results of Operations
Net Sales

	Three Months Ended
	March 31,			Percentage
(in thousands)	2010	2009	Change	Change
Net sales	$18,795	$19,113	$(318)	-2%
     Net sales for the quarter ended March 31, 2010, decreased by $0.3 million or 2% compared with the quarter ended March 31, 2009. Sales increased $0.2 million or 3% in Americas, which was offset by a decrease of 0.5 million or 7% in Asia. Sales in Europe and the Middle-East were flat during the quarter ended March 31, 2010, compared with the quarter ended March 31, 2009.

Cost of Sales & Gross Margin

	Three Months Ended
	March 31,			Percentage
(in thousands)	2010	2009	Change	Change
Cost of sales	$8,606	$9,783	$(1,177)	-12%
Gross profit	$10,189	$9,330	$859	9%
Gross margin	54%	49%
     Cost of sales for the quarter ended March 31, 2010, decreased by $1.2 million or 12% compared with the quarter ended March 31, 2009, primarily due to product mix changes. Gross profit for the quarter ended March 31, 2010, increased by $0.9 million or 9% compared with the quarter ended March 31, 2009, due to a favorable product mix improvement, that included an increase in sales of multi-gas products, sensors and accessories, and the sale of Digital Mine Safety systems sold by the Company’s Fushun, China operations. Additionally, inventory adjustments, during the quarter ended March 31, 2010, compared with the quarter ended March 31, 2009, were approximately $0.5 million lower. The adjustments consisted primarily of additional provisions during the quarter ended March 31, 2009, for inventory obsolescence and anticipated warranty obligations.
Sales and Marketing Expense

	Three Months Ended
	March 31,			Percentage
(in thousands)	2010	2009	Change	Change
Sales and marketing	$4,658	$4,382	$276	6%
Percentage of net sales	25%	23%
     Sales and marketing expenses increased by $0.3 million or 6% for the quarter ended March 31, 2010, compared with the quarter ended March 31, 2009. The increase in expense was due to marketing activities to improve sales management information and web service capabilities.
Research and Development Expense

	Three Months Ended
	March 31,			Percentage
(in thousands)	2010	2009	Change	Change
Research and development	$1,687	$1,595	$92	6%
Percentage of net sales	9%	8%
     Research and development expenses increased by approximately $0.1 million or 6% during the quarter ended March 31, 2010, compared with the quarter ended March 31, 2009. The increase was primarily due to engineering investments in the Digital Mine safety products being sold in China.
General and Administrative Expense

	Three Months Ended
	March 31,			Percentage
(in thousands)	2010	2009	Change	Change
General and administrative	$4,098	$4,413	$(315)	-7%
Percentage of net sales	22%	23%
     General and administrative expenses decreased by $0.3 million or 7% in the quarter ended March 31, 2010, compared with the quarter ended March 31, 2009. The decrease was primarily due to the collection of accounts receivable that had been previously written off as bad debt in March 31, 2009.

Other Income (Expense)

	Three Months Ended
	March 31,			Percentage
(in thousands)	2010	2009	Change	Change
Interest income	$23	$9	$14	156%
Interest expense	(51)	(145)	94	65%
Other, net	54	(61)	115	189%
Equity in loss of unconsolidated affiliate	(51)	(67)	16	-24%

Total other income (expense)	$(25)	$(264)	$239	91%

     For the quarter ended March 31, 2010, Total other (expense) decreased by $0.2 million or 91% compared with the quarter ended March 31, 2009. The change was primarily due to lower interest expense related amounts due to the notes to the former shareholder’s of RAE Beijing, interest expense capitalized related to the construction in progress on the Company’s facility in Shanghai, China and the result of foreign exchange gains in Asia and Europe.
Income Tax Benefit (Expense)

	Three Months Ended
	March 31,			Percentage
(in thousands)	2010	2009	Change	Change
Income tax benefit (expense)	$(129)	$41	$(170)	-415%
Effective tax rate	46%	-3%
     Income tax expense after discrete items for the three months ended March 31, 2010, was $129,000 compared to an income tax benefit of $41,000 for the three months ended March 31, 2009. At December 31, 2009 and March 31, 2010, respectively, we concluded it was appropriate to have a full valuation allowance for our net deferred tax assets in some jurisdictions. The interim income tax expense was calculated based on the estimated annual effective tax rate for the Company. The tax rate for the first quarter of fiscal year 2010 differed from the U.S. statutory rate primarily due to foreign earnings taxed at lower rates, losses not benefited, nondeductible stock compensation deductions and additional provisions for uncertain tax positions applicable to fiscal year 2010. Included in the tax expense for the three months ended March 31, 2010, were discrete tax expense items of $15,000 related to the accrual of interest related to various uncertain tax benefits, state and local taxes of $9,000, and prior year’s true-ups of ($62,000).
Net Loss Attributable to the Noncontrolling Interest

	Three Months Ended
	March 31,			Percentage
(in thousands)	2010	2009	Change	Change
Net loss (income) attributable to the noncontrolling interest	$44	$295	$(251)	-85%
     For the quarter ended March 31, 2010, the noncontrolling interest in the operating loss of consolidated subsidiaries decreased approximately $251,000 from a loss of $295,000 for the quarter ended March 31, 2009. The decrease was primarily due to the losses incurred in RAE Fushun, being lower during the quarter ended March 31, 2010, compared with losses incurred in RAE Fushun during the quarter ended March 31, 2009. The noncontrolling ownership was 4% of RAE Beijing, 30% of RAE Fushun and 51% of RAE France.

Liquidity and Capital Resources
     To date, we have financed our operations primarily through operating revenues, proceeds from the issuance of equity securities and short-term bank borrowings. In 2007, we also sold and leased back our corporate headquarters in San Jose, California. As of March 31, 2010, we had $18.4 million in cash and cash equivalents compared with $18.5 million on December 31, 2009.
     At March 31, 2010, we had $31.8 million in working capital (current assets less current liabilities) and a current ratio (ratio of current assets to current liabilities) of 2.2 to 1.0 compared to $31.7 million of working capital and a current ratio of 2.2 to 1.0 at December 31, 2009.
     In the United States, we have a $10.0 million revolving credit agreement. This credit facility is renewed annually and, on April 26, 2010, was renewed to expire on April 25, 2011. Available credit is based on a percentage of specific qualifying assets and the total facility is collateralized by a blanket security interest over our assets in the United States. We are required to comply with certain reporting and financial requirements in addition to the ongoing requirement to submit quarterly financial statements. We must also maintain a compensating balance with the lending bank of at least $2.0 million at all times, which is included in Restricted cash on the Condensed Consolidated Balance Sheets. As of March 31, 2010 and December 31, 2009, $1.8 million was outstanding against the revolving credit agreement in the United States.
     Financial covenants under the revolving credit agreement 1) require us to maintain specified trailing two-quarter minimum earnings before interest, depreciation, amortization and non-cash stock compensation expenses and 2) limits the size of potential monetary penalties under the FCPA to $3.5 million. We were in compliance with these covenants as of March 31, 2010.
     In China as of March 31, 2010 and December 31, 2010, we had an unsecured revolving line of credit in the amount of RMB 20.0 million or approximately $2.9 million. Borrowings under this line of credit are available to provide working capital and are generally at the current market rate for fixed rate loans of the amount and duration requested, up to one year. The revolving line of credit is renewed annually. As of March 31, 2010 and December 31, 2009, RMB 15.0 million, or approximately $2.2 million, was outstanding against the revolving line of credit in China.
     In November 2009, we borrowed RMB 10.0 million, or approximately $1.5 million, for a term of 18 months to provide working capital for our 70% owned subsidiary in Fushun, China (“RAE Fushun”). Loan repayment is guaranteed by an unrelated third party, to whom RAE Fushun granted a lien over its wholly owned plant and associated land rights. As a condition of the loan, the lending bank required a deposit of approximately $0.1 million from the guarantor. This deposit was funded by RAE Fushun from the loan proceeds and is included in Restricted cash on the Condensed Consolidated Balance Sheets.
     Our Condensed Consolidated Statements of Cash Flows may be summarized as follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$69	$1,583
Investing activities	(133)	(1,782)
Financing activities	(4)	179
Effect of exchange rate changes on cash and cash equivalents	(109)	(122)

Net increase (decrease) in cash and cash equivalents	$(177)	$(142)

Operating Activities
     For the quarter ended March 31, 2010, net cash provided by operating activities of $0.1 million was attributable to the following factors:
•	Cash flow decreased due to the net loss of $0.4 million (including the portion attributable to the noncontrolling interest). However, because the net loss includes non-cash charges totaling $1 million, the net increase to cash was $0.6 million. Our principal non-cash expenses were as follows: $0.7 million depreciation and amortization and $0.4 million stock-based compensation. These non-cash expenses were partially offset by $0.1 million in deferred gains on the disposal of property and equipment.
•	The net change in operating assets and liabilities which consumed cash flow of $0.5 million. Cash was primarily provided by a reduction of $1.5 million in trade accounts receivable. Cash was applied to reduce trade accounts payable and accrued expenses by $0.6 million and $1.4 million respectively.
     For the three months ended March 31, 2009, net cash provided by operating activities of $1.6 million was due to the following:
•	Cash decreased due to the net loss of $1.3 million (including the portion attributable to the noncontrolling interest), which included non-cash charges totaling $1.1 million. Our principal non-cash expenses were as follows: $0.9 million depreciation and amortization and $0.4 million stock-based compensation. These non-cash expenses were partially offset by $0.2 million in gains on disposal of property and equipment.

•	The net change in operating assets and liabilities which generated cash of $1.8 million. Cash was primarily provided by managed reductions of $2.8 million, $1.4 million and $0.7 million in accounts receivable, inventories and prepaid expenses, respectively. At the same time, cash was applied to reduce accrued liabilities, accounts payable and accounts payable to affiliates by $1.8 million, $0.8 million and $0.2 million, respectively. Cash flow also decreased by $0.1 million due to a decline in deferred revenues. The net change in various other operating accounts used additional cash flow of $0.2 million during the period.
Investing Activities
     Net cash used in investing activities during the three months ended March 31, 2010, was $0.1 million compared with $1.8 million for the three months ended March 31, 2009. Cash used during the first quarter of 2010 primarily consisted of equipment purchases to support our manufacturing operations. Cash used during the first quarter of 2009 primarily consisted of ongoing construction and outfitting activities at our new facility in Fushun, China and payment for land use rights in Shanghai.
     In December 2008, we purchased the land use rights for 50 years to 5 acres of land in Shanghai to construct a new manufacturing, engineering and administrative facility, which is intended to replace our existing, leased Shanghai facility. Construction began during the first quarter of 2010. The estimated cost to complete this project is approximately $5.3 million with the work scheduled to be completed near year end. Upon completion of construction, we intend to vacate our existing leased facility in Shanghai. Based on discussions with Shanghai government officials, the landlord of the existing Company facility, we believe that we will be able to terminate the lease without penalty. However, no assurance can be given at this time that we will not be subject to lease a termination penalty.
Financing activities
     In the first quarter of 2010, we paid $4,000 to reduce notes payable to related parties.
     Through March 31, 2009, we made principal payments totaling $1.0 million to reduce the notes payable to related parties for the acquisition of RAE Beijing. These payments were made from general working capital. The next scheduled principal payment of approximately $0.4 million is due in July 2010. We also borrowed RMB 8.0 million, or approximately $1.2 million, to acquire land use rights in Shanghai for the construction of the new Shanghai facility discussed above.
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
Concentration of Credit Risk
     Currently, we have cash and cash equivalents as well as restricted cash on deposit with major financial institutions in the countries where we conduct business. Our deposits may exceed the amount of insurance available to cover such deposits. To date, we have not experienced any financial losses on these deposits. Management regularly reviews our deposit balances and the credit worthiness of the financial institutions which hold our deposits.
Interest Rate Risk
     As of March 31, 2010, we had cash and cash equivalents of $18.4 million and restricted cash of $2.1 million. The Company had no other significant interest bearing assets. Over time, changes to interest rates may reduce or increase our interest income, but the impact on our net income (loss) or the fair value of our interest bearing assets is not expected to be significant.
     Our borrowings in China are at fixed interest rates or at rates fixed for 12 months. The outstanding balance under our line of credit in the United States bears interest at the floating prime bank lending rate plus 100 basis points subject to a minimum total rate of 5%. As the prime rate on March 31, 2010, was 3.25%, our cost of funds in the United States will not increase until the prime rate rises by more than 75 basis points. On an outstanding balance of $1.8 million, the loan balance in the United States on March 31, 2010, annual interest expense would increase by $1,800 for each basis point thereafter.
Foreign Currency Exchange Rate Risk
     For the three months ended March 31, 2010, a substantial portion of our recognized revenue was generated by our Asia operations (37%) that are primarily denominated in RMB. Revenue denominated in U.S. dollars is generated primarily from operations in the Americas (44%), and revenue from our European operations (19%) is primarily denominated in Euros. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China.
     Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on lower cost capacity and efficiencies in supply-chain management. In 2004 and 2006, we acquired a Beijing-based manufacturer and distributor of environmental safety and security equipment. In late 2006, we formed RAE Fushun to capitalize on increases in demand for safety equipment in the mining and energy market sectors in China. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the U.S. dollar and other currencies. If, for example, there was a hypothetical 10% change in the RMB relative to the U.S. dollar, the effect on our loss would have been approximately $0.2 million for the three months ended March 31, 2010. If the currencies in all other countries in Europe and Asia where we have operations were to change in unison with the RMB by a hypothetical 10% relative to the U.S. dollar, the effect on our loss would have been approximately $(0.1) million for the three months ended March 31, 2010. The difference of $0.3 million is attributable to the impact of foreign currencies outside of China, principally the Euro.
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

Item 4. Controls and Procedures
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Regulatory Compliance
     During fiscal year 2008, the Company’s internal audit department identified certain payments and gifts made by certain personnel in the Company’s operations in the People’s Republic of China (“China”) that may have violated the United States Foreign Corrupt Practices Act (“FCPA”). Following this discovery, the Audit Committee of the Board of Directors initiated an independent investigation. The Company has made a voluntary disclosure to the United States Department of Justice (DOJ) and the United States Securities and Exchange Commission (SEC) regarding the results of its investigation. The Company has also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with violations. The Company is cooperating with the DOJ and the SEC in connection with their review of the matter and is actively engaged in settlement discussions. Although no assurances can be given as to whether the matter will settle or the amount of any settlement, the company booked an accrual of $3.5 million in the third quarter 2009 relating to this potential settlement. The timing and final outcome of this or any future government investigation cannot be predicted with certainty and any indictment, conviction or material fine, debarment or settlement arising out of these investigations could have a material adverse affect on the Company’s business, financial condition, results of operation and future prospects.
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
     On May 14, 2009, Polimaster and RAE Systems entered a First Amended And Restated Stipulation And Order Re Stay Of Execution Of Judgment In Favor Of RAE Systems Inc. (the “stipulation”), pursuant to which Polimaster wire transferred $1.4 million to the client trust account of RAE Systems’ counsel McLeod, Witham & Flynn LLP, and agreed to wire transfer an additional $116,224.25 per month until the entire amount deposited equals the amount of the judgment (approximately $2.8 million) plus accrued interest at the judgment rate of 0.43 percent per annum. Pursuant to the stipulation, the amounts transferred by Polimaster are being maintained in the client trust account of McLeod, Witham & Flynn LLP, and shall not be distributed to RAE Systems or Polimaster, until the Ninth Circuit has ruled on Polimaster’s appeal (Nos. 08-15708 and 09-15369). McLeod, Witham & Flynn LLP shall release the funds in the account to RAE Systems and/or Polimaster within seven days of the Ninth Circuit’s final ruling on the appeal, in accordance with the Ninth Circuit’s decision. Polimaster is currently in compliance with the payment schedule provided in the stipulation. If RAE Systems is successful on appeal, it is expected that the Company would receive approximately $1.9 million, net of attorneys’ fees and expenses. The timing of a final ruling on the appeal is not currently determinable.
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
     The financial turmoil that first arose in the fall of 2008 has resulted in a tightening in the credit markets and a low level of liquidity in many financial markets. There could be a number of follow-on effects from the credit crisis on our business, including the insolvency of key suppliers or their inability to obtain credit to finance manufacturing of their products, resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products; and/or customer, including channel partner, insolvencies. Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as businesses and governments may postpone spending in response to tighter credit and/or negative financial news, which could have a material negative effect on demand for our products. Our operating results could also be adversely affected if the U.S. dollar strengthens against various foreign currencies.
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
     Our executive officers and directors, in the aggregate, beneficially own approximately 32% of our common stock as of March 31, 2010. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Reserved
Item 5. Other Information
     None
Item 6. Exhibits
     The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit
Number	Description of Document
10.23	Amendment No. 8 to Loan and Security Agreement with Silicon Valley Bank.

31.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Board of the Registrant, furnished pursuant to Rule 13a-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randall Gausman, Vice President and Chief Financial Officer of the Registrant, furnished pursuant to Rule 13a-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randall Gausman, Vice President and Chief Financial Officer of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
May 7, 2010

RAE SYSTEMS INC.
By:	/s/ Randall Gausman
Randall Gausman
Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Document
10.23	Amendment No. 8 to Loan and Security Agreement with Silicon Valley Bank.

31.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Board of the Registrant, furnished pursuant to Rule 13a-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randall Gausman, Vice President and Chief Financial Officer of the Registrant, furnished pursuant to Rule 13a-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert I. Chen, President, Chief Executive Officer and Chairman of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randall Gausman, Vice President and Chief Financial Officer of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.