Form 10-Q
period 2010-06-30
RAE SYSTEMS INC
filed 2010-08-06
CIK 1084876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common stock, $0.001 par value per share	59,431,601 shares

RAE Systems Inc.

PART I. Financial Information
Item 1. Financial Statements
RAE Systems Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$18,893	$18,528
Restricted cash	2,147	2,146
Trade notes receivable	1,667	2,039
Accounts receivable, net of allowances of $5,773 and $5,380, respectively	20,458	19,428
Accounts receivable from affiliate	209	322
Inventories	12,752	12,068
Prepaid expenses and other current assets	4,511	3,983
Income taxes receivable	—	659

Total current assets	60,637	59,173

Property and equipment, net	16,726	15,590
Intangible assets, net	1,984	2,428
Investments in unconsolidated affiliates	259	358
Other assets	477	1,325
Total assets	$80,083	$78,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,294	$6,454
Accounts payable to affiliate	37	92
Bank debt, current	5,492	4,026
Accrued liabilities	15,031	15,753
Notes payable to related parties, current	386	370
Income taxes payable	372	199
Deferred revenue, current	501	603

Total current liabilities	29,113	27,497
Deferred revenue, non-current	501	615
Deferred tax liabilities, non-current	108	156
Bank debt, non-current	—	1,463
Deferred gain on sale of real estate, non-current	4,126	4,444
Other long-term liabilities	863	781
Notes payable to related parties, non-current	356	363

Total liabilities	35,067	35,319

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized; 59,431,601 and 59,438,328 shares issued and outstanding, respectively	59	59
Additional paid-in capital	64,487	63,832
Accumulated other comprehensive income	6,276	6,844
Accumulated deficit	(30,097)	(31,706)

Total RAE Systems Inc. shareholders’ equity	40,725	39,029
Noncontrolling interest	4,291	4,526

Total shareholders’ equity	45,016	43,555

Total liabilities and shareholders’ equity	$80,083	$78,874

.
See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$23,300	$19,907	$42,095	$39,020
Cost of sales	9,453	10,039	18,059	19,822

Gross profit	13,847	9,868	24,036	19,198

Operating expenses:
Sales and marketing	5,199	4,849	9,857	9,231
Research and development	1,844	1,384	3,531	2,979
General and administrative	4,869	5,692	8,967	10,105

Total operating expenses	11,912	11,925	22,355	22,315

Operating income (loss)	1,935	(2,057)	1,681	(3,117)
Other income (expense):
Interest income	24	8	47	17
Interest expense	(18)	(90)	(69)	(235)
Other, net	45	53	99	(8)
Equity in loss of unconsolidated affiliate	(45)	(66)	(96)	(133)

Income (loss) before income taxes	1,941	(2,152)	1,662	(3,476)
Income tax expense	(159)	(401)	(288)	(360)

Net income (loss)	1,782	(2,553)	1,374	(3,836)
Net loss attributable to the noncontrolling interest	191	303	235	598

Net income (loss) attributable to RAE Systems Inc.	$1,973	$(2,250)	$1,609	$(3,238)

Net income (loss) per share-basic	$0.04	$(0.03)	$0.03	$(0.05)

Net income (loss) per share-diluted	$0.04	$(0.03)	$0.03	$(0.05)

Weighted-average common shares outstanding-basic	59,411	59,359	59,408	59,351
Stock options	136	—	139	—

Weighted-average common shares outstanding-diluted	59,547	59,359	59,547	59,351

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,374	$(3,836)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,411	1,713
Gain on disposal of property and equipment	(291)	(316)
Stock based compensation expense	661	723
Equity in loss of unconsolidated affiliate	96	133
Deferred income tax (benefit) expense	(49)	274
Amortization of discount on notes payable to related parties	7	26
Changes in operating assets and liabilities:
Accounts receivable	(1,317)	2,004
Accounts receivable from affiliate	113	(51)
Trade notes receivable	366	154
Inventories	(838)	3,140
Prepaid expenses and other current assets	(553)	289
Income taxes receivable	659	49
Other assets	185	430
Accounts payable	875	(1,247)
Accounts payable to affiliate	(56)	(307)
Accrued liabilities	(1,445)	(482)
Income taxes payable	203	26
Deferred revenue	(216)	(202)
Other liabilities	91	(52)

Net cash provided by operating activities	1,276	2,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(672)	(2,031)

Net cash used in investing activities	(672)	(2,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	—	1,899
Repayments of bank loans	—	(732)
Repurchases of common stock	(6)	—
Payments on notes payable to related parties	(7)	(1,160)

Net cash (used in) provided by financing activities	(13)	7

Effect of exchange rate changes on cash and cash equivalents	(226)	27
Increase in cash and cash equivalents	365	471
Cash and cash equivalents at beginning of period	18,528	14,845
Cash and cash equivalents at end of period	$18,893	$15,316

Supplemental disclosure of cash flow information:
Cash paid for interest	$172	$364
Cash paid for taxes, net	(578)	315
Non-cash investing and financing activities:
Unpaid property and equipment	997	1,337
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
     As a result of an independent investigation conducted by the Audit Committee of the Board of Directors during fiscal year 2008, the Company made a voluntary disclosure to the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) that the Company may have violated United States Foreign Corrupt Practices Act (“FCPA”). The Company is cooperating with the DOJ and the SEC in connection with their review of the matter and is actively engaged in settlement discussions. Although no assurances can be given as to whether the matter will settle or the amount of any settlement, the Company accrued $3.5 million in the third quarter of 2009 for the potential settlement of this matter. In June, the Company met with officials from the Department of Justice and the Securities and Exchange Commission to provide an update on the Company’s compliance with the FCPA. The management team expects to have closure on this matter in the near future.
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
Revenue Recognition
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company generally recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (Free on board, “FOB”) and provides for sales returns under standard product warranty provisions. For non-standard contract terms where title to goods passes upon delivery to the customer (FOB destination), revenue is recognized after the Company has established proof of delivery. Revenues related to services performed under the Company’s extended warranty program are recognized as earned based upon contract terms, generally ratably over the term of service. The Company records project installation work in Asia using the percentage-of-completion method. Net sales also include amounts billed to customers for shipping and handling. The Company’s shipping costs are included in cost of sales. Net sales does not include sales tax.
Stock-Based Compensation Expense
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation method. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award and recognized in expense over the requisite service, which is generally the vesting period.
     The impact on the Company’s results from operations of recording stock-based compensation by function for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Cost of sales	$23	$20	$46	$35
Sales and marketing	33	26	65	44
Research and development	33	35	68	115
General and administrative	218	278	482	529

Total	$307	$359	$661	$723

The following is a summary of options (in thousands, except weighted-average exercise price):
			Options Outstanding
			Number	Weighted-Average
			of Shares	Exercise Price
Balance as of January 1, 2010			5,393	$1.97
Granted			10	0.85
Exercised			—	—
Canceled			(4)	0.66

Balance as of March 31, 2010			5,399	1.97
Granted			110	0.78
Exercised			—	—
Canceled			—	—

Balance as of June 30, 2010			5,509	1.95

     The fair value of the Company’s stock options granted to employees for the three and six months ended June 30, 2010 and 2009 was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Expected volatility	110%	85%	110%	85%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.6%	2.3%	2.6%	2.3%
Expected term in years	6.0	6.0	6.0	6.0
Weighted-average grant date fair value	$0.65	$0.70	$0.66	$0.70
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
     As of June 30, 2010, the Company has reserved 120,877 shares of common stock for issuance under its 1993 Stock Option Plan, 2,078,877 shares under the 2002 Plan and 3,309,167 shares under the 2007 Plan. As of June 30, 2010, 1,254,541 shares have been added to the balance available for grant under the 2007 Plan as a result of grants cancelled under the 2002 Plan and 1,795,374 shares of common stock remain available for future grants under the 2007 Plan.
     Non-Plan Stock Options
     In 2002, the Company granted certain of its director’s non-plan options to purchase 400,000 shares of common stock at a weighted-average exercise price of $0.99 per share. The options vested 25% after one year with the remainder vesting pro-rata monthly over the following three years. From 2002 to 2006, the Company issued 300,000 shares of common stock due to the exercise of such options. There have been no further grants, exercises or cancellations through June 30, 2010. As such, total outstanding non-plan stock options at June 30, 2010 were 100,000 at a weighted-average exercise price of $1.06. The vested options are exercisable over ten years from the date of grant. There was no stock-based compensation expense recorded during the three and six month periods ended June 30, 2010 and 2009, respectively, and no stock-based compensation expense remains to be recorded related to these options.
     Non-Plan Restricted Stock
     In August 2006, the Company granted 536,000 shares of restricted stock to four individuals as an inducement to join the Company. Twenty five percent of this restricted stock or 134,000 shares vested in July 2007 with the remainder vesting quarterly over the following three years subject to accelerated vesting in certain circumstances.
     The fair market value of the Company’s common shares on the dates the awards were granted represents unrecognized stock-based compensation which is being amortized on a straight-line basis over the vesting period of the underlying stock awards. As of June 30, 2010, $5,000 of estimated stock-based compensation expense related to restricted stock awards remains to be recorded. That cost is expected to be recorded during the third quarter of 2010.

     The following is a summary of activity for the non-plan stock awards (in thousands, except per share amounts):

	Restricted Stock Awards
		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of January 1, 2010	47	$2.81
Granted	—	—
Vested	(16)	2.81
Forfeited	—	—

Unvested as of March 31, 2010	31	2.81
Granted	—	—
Vested	(15)	2.81
Forfeited	—	—

Balance as of June 30, 2010	16	2.81

Earnings Per Share
     Basic earnings per common share includes no dilution and is computed by dividing net income (loss) attributable to RAE Systems by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of common stock equivalents, such as options and warrants, to the extent the impact is dilutive. As the Company incurred net losses for the three and six months ended June 30, 2009, the effect of potentially dilutive securities on diluted net loss per share computations was anti-dilutive.
     The weighted-average number of shares attributable to anti-dilutive stock options excluded from the diluted net income per common share calculation for the three and six months ended June 30, 2010 was 5,355,921 and 5,321,400, respectively. The weighted-average number of anti-dilutive shares excluded from the diluted net loss per common share calculation for the three and six months ended June 30, 2009 was 4,679,764 and 4,724,024, respectively.
Segment Reporting
     FASB Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting,” establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-makers in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-makers are the Chief Executive Officer and the Chief Financial Officer. Although the Company’s operating segments consist of entities geographically based in the Americas, Asia and Europe, the Company operates in a single reportable segment worldwide in the sale of portable and wireless chemical and radiation detection products and related services.
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

     RAE France had total sales of $500,000 and $520,000 in the three months ended June 30, 2010 and 2009, respectively, and total sales of $1.2 million and $1.2 million in the six months ended June 30, 2010 and 2009, respectively. The carrying amounts of the major classes of assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets were as follows:

	June 30,	December 31,
(in thousands)	2010	2009
Cash and cash equivalents	$80	$299
Accounts receivable	384	438
Inventories	156	198
Prepaid expenses and other current assets	121	142

Total current assets	741	1,077
Other non-current assets	52	77

Total assets	$793	$1,154

Accounts payable	$17	$24
Accrued liabilities	273	332

Total current liabilities	$290	$356

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
Note 2. Composition of Certain Financial Statement Items
Inventories
     Inventories are stated at the lower of standard cost, which approximates actual cost computed on a first-in, first-out basis, or market and include material, labor and manufacturing overhead costs. The components of inventories were as follows:

	June 30,	December 31,
(in thousands)	2010	2009
Raw materials	$5,818	$5,655
Work-in-progress	2,724	2,557
Finished goods	4,210	3,856

Total inventories	$12,752	$12,068

Prepaid expenses and other current assets

	June 30,	December 31,
(in thousands)	2010	2009
Supplier advances and deposits	$652	$1,330
Accounts receivable from employees	626	81
Prepaid insurance	224	275
Deferred tax assets, current	1,026	934
Other current assets	1,983	1,363

Total prepaid expenses and other current assets	$4,511	$3,983

Property and equipment, net

	June 30,	December 31,
(in thousands)	2010	2009
Buildings and improvements	$11,989	$11,945
Equipment	5,010	4,788
Computer equipment	5,080	4,996
Automobiles	1,255	1,385
Furniture and fixtures	439	444
Construction in progress	5,316	3,468

	29,089	27,026
Less: Accumulated depreciation	(12,363)	(11,436)

Total property and equipment, net	$16,726	$15,590

Intangible assets, net

	June 30, 2010			December 31, 2009
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(in thousands)	Amount	Amortization	Carrying Amount	Amount	Amortization	Carrying Amount
Customer list	$5,476	$(3,744)	$1,732	$5,456	$(3,376)	$2,080
Trade name	1,361	(1,109)	252	1,356	(1,008)	348

Total	$6,837	$(4,853)	$1,984	$6,812	$(4,384)	$2,428

     Amortization expense associated with intangible assets was $226,000 and $242,000 for the three months ended June 30, 2010 and 2009, respectively, and $452,000 and $495,000 for the six months ended June 30, 2010 and 2009, respectively. Based on the carrying amount of intangible assets as of June 30, 2010, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in thousands):

Years Ended December 31,
Remainder of 2010	$454
2011	640
2012	374
2013	282
2014	162
Thereafter	72

Total amortization	$1,984

Accrued liabilities

	June 30,	December 31,
(in thousands)	2010	2009
Compensation and related benefits	$3,135	$3,764
Accrued commissions	2,289	1,265
Accrued FCPA settlement (see Note 5)	3,500	3,500
Accrued construction in progress	1,999	1,170
Accrued professional fees	641	426
Customer deposits	640	941
Other	2,827	4,687

Total accrued liabilities	$15,031	$15,753

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
     The effective tax rate after discrete items for the six months ended June 30, 2010, was 17% of pretax income, compared to 10% of pretax loss for the same period in 2009.
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
     At December 31, 2009, the Company concluded it was appropriate to have a full valuation allowance for its deferred tax assets in certain jurisdictions. The Company continued to maintain a full valuation allowance for these jurisdictions as of June 30, 2010. During fiscal 2009, the Company concluded that the operating results of one of its Chinese subsidiaries had declined and that it was appropriate to put a full valuation allowance on the related deferred tax asset. The Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize these assets. The amount of the deferred tax asset valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized.
Note 4. Comprehensive Loss
     The components of comprehensive loss were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Net income (loss)	$1,782	$(2,553)	$1,374	$(3,836)
Other comprehensive income:
Change in foreign currency translation	(273)	276	(568)	132

Comprehensive income (loss)	1,509	(2,277)	806	(3,704)
Comprehensive loss attributable to the noncontrolling interest	191	303	235	598

Comprehensive income (loss) attributable to RAE Systems Inc.	$1,700	$(1,974)	$1,041	$(3,106)

Note 5. Commitments and Contingencies
Regulatory Compliance
     During fiscal year 2008, the Company’s internal audit department identified certain payments and gifts made by certain personnel in the Company’s operations in the People’s Republic of China (“China”) that may have violated the United States Foreign Corrupt Practices Act (“FCPA”). Following this discovery, the Audit Committee of the Board of Directors initiated an independent investigation. The Company has made a voluntary disclosure to the United States Department of Justice (DOJ) and the United States Securities and Exchange Commission (SEC) regarding the results of its investigation. The Company has also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with violations. The Company is cooperating with the DOJ and the SEC in connection with their review of the matter and is actively engaged in settlement discussions. Although no assurances can be given as to whether the matter will settle or the amount of any settlement, the Company booked an accrual of $3.5 million in the third quarter of 2009 relating to the potential settlement of this matter. In June, the Company met with officials from the Department of Justice and the Securities and Exchange Commission to provide an update on the Company’s compliance with the FCPA. The management team expects to have closure on this matter in the near future.

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
     When the district court confirmed the Final Award in favor of RAE Systems it did not enter judgment, an omission the district court described as a non-substantive clerical error. On September 9, 2008, the court of appeal granted leave for the district court to correct this clerical error. On January 23, 2009, the district court entered judgment in favor of RAE Systems and against Polimaster, and included in the judgment post-arbitration/pre-judgment interest and post-judgment interest. Polimaster has appealed the inclusion of these two interest components in the judgment, in Polimaster Ltd. et al. v. RAE Systems Inc., No. 09-15369. Briefing on this appeal also has been completed by both sides and the appeal was argued and submitted to the Ninth Circuit for decision on January 15, 2010.
     On May 14, 2009, Polimaster and RAE Systems entered a First Amended And Restated Stipulation And Order Re Stay Of Execution Of Judgment In Favor Of RAE Systems Inc. (the “stipulation”), pursuant to which Polimaster wire transferred $1.4 million to the client trust account of RAE Systems’ counsel McLeod, Witham & Flynn LLP, and agreed to wire transfer an additional $116,224.25 per month until the entire amount deposited equals the amount of the judgment (approximately $2.8 million) plus accrued interest at the judgment rate of 0.43 percent per annum. Pursuant to the stipulation, the amounts transferred by Polimaster are being maintained in the client trust account of McLeod, Witham & Flynn LLP, and shall not be distributed to RAE Systems or Polimaster, until the Ninth Circuit has ruled on Polimaster’s appeal (Nos. 08-15708 and 09-15369). McLeod, Witham & Flynn LLP shall release the funds in the account to RAE Systems and/or Polimaster within seven days of the Ninth Circuit’s final ruling on the appeal, in accordance with the Ninth Circuit’s decision. Polimaster has complied with the payment schedule provided in the stipulation. If RAE Systems is successful on appeal, it is expected that the Company would receive approximately $1.9 million, net of attorneys’ fees and expenses. The timing of a final ruling on the appeal is not currently determinable.

Leases
     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the three months ended June 30, 2010 and 2009, was $330,000 and $369,000, respectively. Total rent expense for the six months ended June 30, 2010 and 2009 was $677,000 and $744,000, respectively. Future minimum annual payments under non-cancellable leases were as follows as of June 30, 2010 (in thousands):

Years Ended December 31,	Operating
Remainder of 2010	$879
2011	1,457
2012	1,321
2013	1,307
2014	1,280
Thereafter	3,486

Total minimum payments	$9,730

     In December 2004, the Company moved into its current corporate headquarters in San Jose, California and abandoned a leased facility in Sunnyvale, California. During the second quarter of 2005, the Company accrued a restructuring reserve of approximately $2.0 million for the remaining lease term of the former headquarters in Sunnyvale. The discount rate used was 4.85% and the liability was not reduced for any anticipated future sublease income. In March 2007, due to improved conditions for office rentals, the Company revised the estimated loss on abandonment of the lease and reduced the operating expense by $595,000. During the second quarter of 2007, a sublease was executed with rental income commencing in June 2007. Both the master lease and the sublease expired in October 2009. Rent payments for the three months ended June 30, 2010 and 2009 were zero and $132,000, respectively, for the Sunnyvale building with sublease income of zero and $45,000 for the three months ended June 30, 2010 and 2009, respectively. Rent payments for the six months ended June 30, 2010 and 2009 were zero and $263,000, respectively, for the Sunnyvale building with sublease income of zero and $90,000 for the six months ended June 30, 2010 and 2009, respectively.
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
     During the three and six months ended June 30, 2010, $23,000 and $51,000, respectively, of interest expense was capitalized for construction of the Company’s new facility in Shanghai.
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

Note 6. Warranty Reserves
     The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized under Accrued liabilities on the Condensed Consolidated Balance Sheets. The following is a summary of the changes in these liabilities during the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Warranty reserve at beginning of period	$792	$735	$926	$707
Provision for warranty	180	339	309	699
Utilization of reserve	(208)	(434)	(466)	(761)
Foreign currency translation effects	(7)	5	(12)	—

Warranty reserve at end of period	$757	$645	$757	$645

Note 7. Bank Debt
     The Company maintains credit facilities to support its operations in the United States and China.
     In the United States, the Company had a $10.0 million revolving credit agreement as of December 31, 2009. This credit facility is renewed annually and, on April 26, 2010, was renewed to expire on April 25, 2011. Available credit is based on a percentage of specific qualifying assets and the total facility is collateralized by a blanket security interest in the Company’s assets in the United States. The Company is required to comply with certain reporting and financial requirements in addition to the ongoing requirement to submit quarterly financial statements. Interest accrues at the floating prime bank lending rate plus 100 basis points subject to a minimum total rate of 5%. In addition, the Company pays 30 basis points annually of the average unused portion of the facility and is required to maintain a compensating balance of at least $2.0 million at all times. The compensating balance is included in Restricted cash on the Condensed Consolidated Balance Sheets. As of June 30, 2010 and December 31, 2009, $1.8 million was outstanding against the revolving credit agreement.
     Financial covenants under the revolving credit agreement: 1) require the Company to maintain specified trailing two-quarter minimum earnings before interest, depreciation, amortization and non-cash stock compensation expenses; and 2) limit the size of potential monetary penalties under the FCPA to $3.5 million. The Company was in compliance with these covenants as of June 30, 2010 and December 31, 2009.

     In China, the Company generally maintains one or more unsecured revolving lines of credit to provide working capital. Borrowings under these credit facilities are generally at the current market rate for fixed rate loans of the amount and duration requested, up to one year. The maturity dates of such fixed rate loans may extend beyond the renewal date of the line of credit arrangement, which governs the advance of new loans. The availability of new loans under the Company’s current line of credit will expire for annual renewal on September 20, 2010. The following table presents the Company’s total lines of credit in China for working capital and balances drawn against each as of June 30, 2010 and December 31, 2009 (in millions):

	Chinese Renminbi			U.S. Dollars
		Amount	Total		Amount	Total
	Amount	Available	Line	Amount	Available	Line	Interest
	Oustanding	for Use	of Credit	Oustanding	for Use	of Credit	Rate
June 30, 2010:
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
Note 8. Related Party Transactions
     The Company accounts for its 40% ownership in Renex Technologies Ltd. (“Renex”), a Hong Kong company following the equity method. The Company’s total investment in Renex at June 30, 2010 and December 31, 2009 was $242,000 and $339,000, respectively. The Company recorded losses of $45,000 and $66,000 on its equity interest in Renex for the three months ended June 30, 2010 and 2009, respectively, and losses of $96,000 and $133,000 in Renex for the six months ended June 30, 2010 and 2009, respectively.
     In conjunction with the investment in RAE Beijing, unsecured notes payable were established for the previous RAE Beijing shareholders as part of the purchase price agreement in July 2006. As of June 30, 2010 and December 31, 2009, $386,000 and $370,000, respectively, was included in current notes payable to related parties in the Company’s Condensed Consolidated Balance Sheets and $356,000 and $363,000, respectively, was included in non-current notes payable to related parties. The remaining scheduled annual payments of principal and accrued interest under these notes from 2010 through maturity in 2011 are $386,000 and $356,000, respectively.
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

     The Liaoning Coal Industry Group, Ltd. (“Liaoning Group”) owns a 30% interest in RAE Fushun and, on occasion, has also been a supplier to RAE Fushun.
     Transactions and balances with the Company’s related parties were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,			June 30,	December 31,
(in thousands)	2010	2009	2010	2009		2010	2009
Sales:					Accounts receivable:
Renex	$110	$78	$205	$189	Renex	$209	$322
RAE Australia	340	238	675	341	RAE Australia	314	59
RAE Benelux	919	853	1,436	1,340	RAE Benelux	515	253
RAE Spain	40	167	120	220	RAE Spain	80	119

	$1,409	$1,336	$2,436	$2,090		$1,118	$753

Purchases:					Accounts payable:
Renex	$85	$51	$159	$97	Renex	$37	$92
					Liaoning Group	—	14

						$37	$106

     The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary of $32,000 and $31,000 for the three months ended March 31, 2010 and 2009, respectively, and $63,000 and $61,000 for the six months ended June 30, 2010 and 2009, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions regarding Ms. Chen are performed in the same manner as other U.S. employees, with Robert Chen the final approval signatory on compensation recommendations.
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
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
     Level 3: Unobservable inputs that are not corroborated by market data.

     The carrying amounts and fair values of the Company’s financial assets and liabilities were as follows:

		June 30, 2010		December 31, 2009
	Category	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
			(In thousands)
Cash and cash equivalents	Level 1	$18,893	$18,893	$18,528	$18,528
Restricted cash	Level 1	2,147	2,147	2,146	2,146
Notes payable to related parties	Level 2	742	742	733	733
Note 10. Shareholders’ Equity
     The following table is a summary of the changes in equity:

(in thousands)	Three Months Ended June 30,			Three Months Ended June 30,
	2010			2009
	RAE Systems			RAE Systems
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interest	Equity	Equity	Interest	Equity
Equity, Beginning of Period	$38,724	$4,482	$43,206	$42,448	$5,186	$47,634
Net income (loss)	1,973	(191)	1,782	(2,250)	(303)	(2,553)
Translation adjustments	(273)	—	(273)	276	—	276

Comprehensive income (loss)	1,700	(191)	1,509	(1,974)	(303)	(2,277)
Exercise of stock options	—	—	—	—	—	—
Repurchases of restricted common stock	(6)	—	(6)	—	—	—
Stock-based compensation expense	307	—	307	359	—	359

Equity, End of Period	$40,725	$4,291	$45,016	$40,833	$4,883	$45,716

(in thousands)	Six Months Ended June 30,			Six Months Ended June 30,
	2010			2009
	RAE Systems			RAE Systems
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interest	Equity	Equity	Interest	Equity
Equity, Beginning of Period	$39,029	$4,526	$43,555	$43,216	$5,481	$48,697
Net income (loss)	1,609	(235)	1,374	(3,238)	(598)	(3,836)
Translation adjustments	(568)	—	(568)	132	—	132

Comprehensive income (loss)	1,041	(235)	806	(3,106)	(598)	(3,704)
Exercise of stock options	—	—	—	—	—	—
Repurchases of restricted common stock	(6)	—	(6)	—	—	—
Stock-based compensation expense	661	—	661	723	—	723

Equity, End of Period	$40,725	$4,291	$45,016	$40,833	$4,883	$45,716

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     We offer a complete line of products to meet the requirements of the various global markets that we serve. Products range from breathing zone single sensor products for specific toxic chemicals (ToxiRAE 3) to belt worn multi-gas monitors (QRAE 2) to handheld instruments (MiniRAE 3000, ppbRAE 3000 and UltraRAE) to measure total and specific volatile organic compounds, to wireless monitors for industrial and public safety applications (AreaRAE Steel and MeshGuard).
     We have expanded our wireless product offering with the introduction of MeshGuard, a single-gas, mesh radio-based monitor designed to replace single-gas fixed monitors in industrial environments that include steel mills, oil and gas exploration and chemical processing. We continue to improve our product offerings through advances in sensors and wireless networking technologies, including the RAELink 3 a wireless modem with integrated GPS and Bluetooth radio technologies that provides a data bridge for our products and complementary products such as chemical warfare agents and particle counters. We updated several of our fixed gas monitors to meet the needs of the China market. We received an additional sensor patent for a new gamma radiation detector/dosimeter, and this was deployed in our GammaRAE II R product.
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
     In 2010, we enhanced the wireless sensor capability of our MeshGuard platform, with the addition of fixed system and wireless controllers, two additional toxic gas sensors and other accessories. RAE Systems products were key in providing public venue security at the National Football League Super Bowl, the National Basketball Association All Star Game as well as the Vancouver Winter Olympics. Our Americas operations focused on government contracts, first responders, and industrial safety applications, particularly in the energy sector. Our China operation continues to sell to state run steel mills, energy markets, including downstream oil processing, petrochemicals and electric utilities. Our Europe, Middle East, and Asia Pacific region generate sales primarily from the Middle East and Asia Pacific oil producers. All of our sales regions are driving adoption of our wireless sensor solutions for applications in both safety and security. Our global markets continue to be impacted by the effects of the 2009 global recession. In each of our markets we will continue to explore and develop strategic value added partnerships, to leverage our product and market expertise.
     In June, the Company met with officials from the Department of Justice and the Securities and Exchange Commission to provide an update on the Company’s compliance with the FCPA. The management team expects to have closure on this matter in the near future.
Critical Accounting Policies
     We believe the following critical accounting policies affect our more significant judgments or estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, we have experienced an insignificant amount of sales returns. We generally recognize revenue upon shipment to our distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provide for sales returns under standard product warranty provisions. For non-standard contract terms, where title to goods passes upon delivery to the customer (FOB destination), revenue is recognized after we have established proof of delivery. Revenue related to services performed under our extended warranty program is recognized as earned based upon contract terms, generally ratably over the term of service. We record project installation work in Asia using the percentage-of-completion method. Net sales also include amounts billed to customers for shipping and handling. Our shipping costs are included in cost of sales. Net sales does not include sales tax.
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
Inventories
     Inventories are stated at the lower of standard cost, which approximates actual cost computed on a first-in, first-out basis, or market and include material, labor and manufacturing overhead costs. We are exposed to a number of economic and market factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in the market, competitive pressures in products and prices, and the availability of key components from our suppliers. We establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand, based upon assumptions about future demand for our products and market conditions, or the inventory is obsolete. When recorded, reserves are intended to reduce the carrying value of the inventory to its net realizable value. If actual demand for specified products deteriorates, or market conditions are less favorable than those projected, additional reserves may be required.
Long-Lived Assets
     We evaluate the recoverability of long-lived assets with finite lives periodically and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of a long-lived asset is deemed not recoverable, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value, generally the present value of estimated future cash flows.
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

Recent Accounting Pronouncements
     In June 2009, the FASB issued authoritative guidance for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance became effective January 1, 2010, and requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE as well as certain enhanced disclosures. We evaluated our investments and concluded that we do not have any additional variable interests which give us a controlling financial interest in a VIE; therefore, the adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
     In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is currently assessing the potential effect, if any, on its condensed consolidated financial statements.
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Instruments.” ASU No. 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the ASU amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments to ASC 820 made by ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of these provisions of ASU No. 2010-06 did not have a material impact on our condensed consolidated financial statements. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for interim and annual reporting periods beginning after December 15, 2010. We do not expect the adoption of the remaining provisions of this ASU to have a material impact on our condensed consolidated financial statements.
Results of Operations
Net Sales

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Net sales	$23,300	$19,907	$3,393	17%	$42,095	$39,020	$3,075	8%
     Net sales for the quarter ended June 30, 2010, increased by $3.4 million or 17% compared with the quarter ended June 30, 2009. Sales increased $4.3 million or 52% in Americas and $0.4 million or 12% in Europe and the Middle East, which was partially offset by a decrease of $1.3 million or 16% in Asia. The increase in the Americas was primarily the result of orders related to the Gulf of Mexico oil spill, a large order from the U.S. Army, and generally improved sales in the emergency response market compared with the quarter ended June 30, 2009. The increase in Europe was primarily due to increased sales in the oil and gas market in the Middle East, which was partially offset by a $0.3 million foreign exchange loss, attributable to the euro and pound sterling, during the quarter ended June 30, 2010. The decrease in Asia was primarily the result of decreased sales from Fire and Security integrated project installation revenue at our Beijing, China operations and a downturn in the Coal Mine Safety business in Fushun, China.

     Net sales for the six months ended June 30, 2010, increased $3.1 million or 8% compared with the six months ended June 30, 2009. Sales increased $4.5 million or 28% in Americas and $0.4 million or 5% in Europe and the Middle East, which was partially offset by a decrease of $1.8 million or 11% in Asia. The increase in the Americas was primarily the result of orders related to the Gulf of Mexico oil spill, a large order from the U.S. Army, and generally improved sales in the emergency response market compared with the six months ended June 30, 2009. The increase in Europe and the Middle East was primarily due to increased sales in the oil and gas market in the Middle East, which was partially offset by a $0.1 million and foreign exchange loss, attributable to the euro and pound sterling, during the six months ended June 30, 2010. The decrease in Asia was primarily the result of decreased sales from the Fire and Security integrated project installation revenue at our Beijing, China operations and a downturn in the Coal Mine Safety business in Fushun, China.
Cost of Sales & Gross Margin

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Cost of sales	$9,453	$10,039	$(586)	-6%	$18,059	$19,822	$(1,763)	-9%
Gross profit	$13,847	$9,868	$3,979	40%	$24,036	$19,198	$4,838	25%
Gross margin	59%	50%			57%	49%
     Cost of sales for the quarter ended June 30, 2010, decreased by $0.6 million or 6% compared with the quarter ended June 30, 2009, primarily due to lower cost associated with reduced project installation revenue at our Beijing, China operations of approximately $0.7 million, and a reduction in our provision for the inventory reserves and shipping cost of approximately $0.3 million, partially offset by incremental costs related to increased volume and an improved product mix in the Americas and the Middle East. Gross profit for the quarter ended June 30, 2010, increased by $4.0 million or 40% compared with the quarter ended June 30, 2009, primarily due to higher sales in the Americas and the Middle East and an improved product mix that included an increase in sales of multi-gas products, sensors and accessories.
     Cost of sales for the six months ended June 30, 2010, decreased by $1.8 million or 9% compared with the six months ended June 30. 2009, primarily due to lower costs associated with reduced project installation revenue at our Beijing, China operations of approximately $1.1 million, and a reduction in our provision for the inventory reserves and shipping costs of approximately $0.9 million, partially offset by incremental cost related to increased volume and an improved mix in the Americas and the Middle East. Gross profit for the six months ended June 30, 2010, increased by $4.8 million or 25% compared with the six months ended June 30, 2009, primarily due to higher sales in the Americas and Middle East and an improved product mix that included an increase in sales of multi-gas products, sensors and accessories.
Sales and Marketing Expense

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Sales and marketing	$5,199	$4,849	$350	7%	$9,857	$9,231	$626	7%
Percentage of net sales	22%	24%			23%	24%
     Sales and marketing expenses increased by $0.4 million or 7% for the quarter ended June 30, 2010, compared with the quarter ended June 30, 2009. The increase was due to higher sales commissions in the Americas and marketing activities to improve brand awareness for the Company and its products.
     Sales and marketing expenses increased by $0.6 million or 7% for the six months ended June 30, 2010, compared with the six months ended June 30, 2009. The increase in expense was due to an increase in the sales commissions in the Americas and marketing activities to improve sales management information, web service capabilities, and brand awareness for the Company and its products.

Research and Development Expense

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Research and development	$1,844	$1,384	$460	33%	$3,531	$2,979	$552	19%
Percentage of net sales	8%	7%			8%	8%
     Research and development expenses increased by approximately $0.5 million or 33% for the quarter ended June 30, 2010, compared with the quarter ended June 30, 2009. The increase was primarily due to increased headcount and project expenses to support new product development programs.
     Research and development expenses increased by approximately $0.6 million or 19% for the six months ended June 30, 2010, compared with the six months ended June 30, 2009. The increase was primarily due to increased headcount and project expenses to support new product development programs.
General and Administrative Expense

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
General and administrative	$4,869	$5,692	$(823)	-14%	$8,967	$10,105	$(1,138)	-11%
Percentage of net sales	21%	29%			21%	26%
     General and administrative expenses decreased by $0.8 million or 14% for the quarter ended June 30, 2010, compared with the quarter ended June 30, 2009. The decrease was primarily due to the lower bad debt expenses associated with the provision for doubtful accounts of approximately $0.5 million and severance payments made during the quarter ended June 30, 2009, of approximately $0.3 million, that did not recur during the quarter ended June 30, 2010.
     General and administrative expenses decreased by 1.1 million or 11% for the six months ended June 30, 2010, compared with the six months ended June 30, 2009. This decrease was primarily due to lower bad debt expenses associated with the provision for doubtful accounts of approximately $0.6 million, the collection of accounts receivable that had been previously written off as bad debt of approximately $0.3 million, and severance payments made during the six months ended June 30, 2009, of approximately $0.3 million, that did not recur during the six months ended June 30, 2010.
Other Income (Expense)

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Interest income	$24	$8	$16	200%	$47	$17	$30	176%
Interest expense	(18)	(90)	72	80%	(69)	(235)	166	71%
Other, net	45	53	(8)	15%	99	(8)	107	1338%
Equity in loss of unconsolidated affiliate	(45)	(66)	21	-32%	(96)	(133)	37	28%

Total other income (expense)	$6	$(95)	$101	106%	$(19)	$(359)	$340	95%

     For the quarter ended June 30, 2010, total other income (expense) decreased by $0.1 million or 106% compared with the quarter ended June 30, 2009. The change was primarily due to lower interest expense related to amounts due for notes to the former shareholder’s of RAE Beijing, interest expense capitalized related to the construction-in-progress on the Company’s facility in Shanghai, China and the result of foreign exchange gains in Asia and Europe.

     For the six months ended June 30, 2010, total other income (expense) decreased by $0.3 million or 95% compared with the six months ended June 30, 2009. The change was primarily due to lower interest expense related to amounts due for notes to the former shareholder’s of RAE Beijing, interest expense capitalized related to the construction-in-progress on the Company’s facility in Shanghai, China and the result of foreign exchange gains in Asia and Europe.
Income Tax Benefit (Expense)

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Income tax expense	$(159)	$(401)	$242	-60%	$(288)	$(360)	$72	-20%
Effective tax rate	8%	19%			17%	10%
     Income tax expense for the six months ended June 30, 2010, was $288,000 compared to $360,000 for the six months ended June 30, 2009. At December 31, 2009 and June 30, 2010, respectively, we concluded it was appropriate to have a full valuation allowance for our net deferred tax assets in some jurisdictions. The interim income tax expense was calculated based on the estimated annual effective tax rate for the Company of 17%. The tax rate for the second quarter of fiscal year 2010 differed from the U.S. statutory rate primarily due to foreign earnings taxed at lower rates, losses not benefited, nondeductible stock compensation deductions and additional provisions for uncertain tax positions applicable to fiscal year 2010. Included in the tax expense for the six months ended June 30, 2010, were discrete tax expense items of $30,000 related to the accrual of interest related to various uncertain tax benefits, state and local taxes of $16,000, and prior year’s true-ups of ($272,000).
Net Loss Attributable to the Noncontrolling Interest

	Three Months Ended				Six Months Ended
	June 30,			Percentage	June 30,			Percentage
(in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Net loss attributable to the noncontrolling interest	$191	$303	$(112)	-37%	$235	$598	$(363)	-61%
     For the quarter ended June 30, 2010, the noncontrolling interest in the operating loss of consolidated subsidiaries decreased approximately $112,000 or 37% compared with the quarter ended June 30, 2009. The decrease was primarily due to the losses incurred at RAE Fushun, being lower during the quarter ended June 30, 2010, compared with losses incurred at RAE Fushun during the quarter ended June 30, 2009. The noncontrolling ownership was 4% of RAE Beijing, 30% of RAE Fushun and 51% of RAE France.
     For the six months ended June 30, 2010, the noncontrolling interest in the operating loss of consolidated subsidiaries decreased approximately $363,000 or 61% compared with the six months ended June 30, 2009. The decrease was primarily due to the losses incurred at RAE Fushun, being lower during the six months ended June 30, 2010, compared with losses incurred at RAE Fushun during the six months ended June 30, 2009. The noncontrolling ownership was 4% of RAE Beijing, 30% of RAE Fushun and 51% of RAE France.
Liquidity and Capital Resources
     To date, we have financed our operations primarily through operating revenues, proceeds from the issuance of equity securities and short-term bank borrowings. In 2007, we also sold and leased back our corporate headquarters in San Jose, California. As of June 30, 2010, we had $18.9 million in cash and cash equivalents compared with $18.5 million on December 31, 2009.
     At June 30, 2010, we had $31.5 million in working capital (current assets less current liabilities) and a current ratio (ratio of current assets to current liabilities) of 2.1 to 1.0 compared to $31.7 million of working capital and a current ratio of 2.2 to 1.0 at December 31, 2009.
     In the United States, we have a $10.0 million revolving credit agreement. This credit facility is renewed annually and, on April 26, 2010, was renewed to expire on April 25, 2011. Available credit is based on a percentage of specific qualifying assets and the total facility is collateralized by a blanket security interest over our assets in the United States. We are required to comply with certain reporting and financial requirements in addition to the ongoing requirement to submit quarterly financial statements. We must also maintain a compensating balance with the lending bank of at least $2.0 million at all times, which is included in Restricted cash on the Condensed Consolidated Balance Sheets. As of June 30, 2010 and December 31, 2009, $1.8 million was outstanding against the revolving credit agreement in the United States.
     Financial covenants under the revolving credit agreement: 1) require us to maintain specified trailing two-quarter minimum earnings before interest, depreciation, amortization and non-cash stock compensation expenses; and 2) limit the size of potential monetary penalties under the FCPA to $3.5 million. We were in compliance with these covenants as of June 30, 2010 and December 31, 2009.
     In China as of June 30, 2010 and December 31, 2009, we had an unsecured revolving line of credit in the amount of RMB 20.0 million or approximately $2.9 million. Borrowings under this line of credit are available to provide working capital and are generally at the current market rate for fixed rate loans of the amount and duration requested, up to one year. The revolving line of credit is renewed annually. As of June 30, 2010 and December 31, 2009, RMB 15.0 million, or approximately $2.2 million, was outstanding against the revolving line of credit in China.
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
     Our Condensed Consolidated Statements of Cash Flows may be summarized as follows:

	Six Months Ended
	June 30,
(in thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$1,276	$2,468
Investing activities	(672)	(2,031)
Financing activities	(13)	7
Effect of exchange rate changes on cash and cash equivalents	(226)	27

Net increase (decrease) in cash and cash equivalents	$365	$471

Operating Activities
     For the six months ended June 30, 2010, net cash provided by operating activities of $1.3 million was attributable to the following factors:
•	Cash flow generated from business operations was $3.2 million, which consisted of $1.4 million net income (including the loss attributable to the noncontrolling interest) and non-cash charges of $1.9 million. Principal non-cash charges were $1.4 million depreciation and amortization and $0.7 million stock-based compensation. These non-cash expenses were partially offset by a $0.3 million gain on the disposal of property and equipment.

•	The net change in operating assets and liabilities consumed cash of $1.9 million. Cash was provided by collecting income taxes receivable of $0.7 million, notes receivable of $0.4 million, increases in trade accounts payable of $0.9 million and income tax payable of $0.2 million. Cash was used to reduce accrued expenses $1.4 million and increase trade accounts receivable, inventories and prepaid and other current assets $1.3 million, $0.8 million and $0.6 million, respectively.

     For the six months ended June 30, 2009, net cash provided by operating activities of $2.5 million was due to the following:
•	The net loss of $3.8 million (including the loss attributable to the noncontrolling interest) which was partially offset by non-cash charges totaling $2.5 million. Our principal non-cash expenses were as follows: $1.7 million depreciation and amortization, $0.7 million stock-based compensation, $0.3 million deferred tax expense, and $0.1 million equity in the loss of an unconsolidated affiliate. These non-cash expenses were partially offset by $0.3 million in gains on disposal of property and equipment.

•	The net change in operating assets and liabilities which generated cash of $3.8 million. Cash was primarily provided by managed reductions of $2.2 million, $3.1 million and $0.3 million in trade accounts and notes receivable, inventories and prepaid expenses, respectively. Meanwhile, cash was applied to reduce accounts payable, accrued liabilities and accounts payable to affiliates by $1.2 million, $0.5 million and $0.3 million, respectively. Cash flow also decreased by $0.2 million due to a decline in deferred revenues. The net change in various other operating accounts provided additional cash flow of $0.4 million during the period.
Investing Activities
     Net cash used in investing activities during the six months ended June 30, 2010, was $0.7 million compared with $2 million for the six months ended June 30, 2009. Cash used during the first six months of 2010 primarily consisted of equipment purchases to support our manufacturing operations. Cash used during the first six months of 2009 primarily consisted of ongoing construction and outfitting activities at our new facility in Fushun, China and payment for land use rights in Shanghai.
     In December 2008, we purchased the land use rights for 50 years to 5 acres of land in Shanghai to construct a new manufacturing, engineering and administrative facility, which is intended to replace our existing, leased Shanghai facility. Construction began during the first quarter of 2010. The estimated cost to complete this project is approximately $5.3 million with the work scheduled to be completed in the first half of 2011. Upon completion of construction, we intend to vacate our existing leased facility in Shanghai. Based on discussions with Shanghai government officials, the landlord of the existing Company facility, we believe that we will be able to terminate the lease without penalty. However, no assurance can be given at this time that we will not be subject to lease a termination penalty.
Financing activities
     In the first six months of 2010, we paid $7,000 to reduce notes payable to related parties and $6,000 to repurchase common stock.
     In the first six months of 2009, we made principal payments totaling $1.2 million to reduce the notes payable to related parties for the acquisition of RAE Beijing. These payments were made from general working capital. The next scheduled principal payment of approximately $0.4 million is due in July 2010. We also borrowed RMB 8.0 million, or approximately $1.2 million, to acquire land use rights in Shanghai for the construction of the new Shanghai facility discussed above.
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
Interest Rate Risk
     As of June 30, 2010, we had cash and cash equivalents of $18.9 million and restricted cash of $2.1 million. The Company had no other significant interest bearing assets. Over time, changes to interest rates may reduce or increase our interest income, but the impact on our net income (loss) or the fair value of our interest bearing assets is not expected to be significant.
     Our borrowings in China are at fixed interest rates or at rates fixed for 12 months. The outstanding balance under our line of credit in the United States bears interest at the floating prime bank lending rate plus 100 basis points subject to a minimum total rate of 5%. As the prime rate on June 30, 2010, was 3.25%, our cost of funds in the United States will not increase until the prime rate rises by more than 75 basis points. On an outstanding balance of $1.8 million, the loan balance in the United States on June 30, 2010, annual interest expense would increase by $1,800 for each basis point thereafter.
Foreign Currency Exchange Rate Risk
     For the six months ended June 30, 2010, a substantial portion of our recognized revenue was generated by our Asia operations (34%) that are primarily denominated in RMB. Revenue denominated in U.S. dollars is generated primarily from operations in the Americas (49%), and revenue from our European operations (18%) is primarily denominated in Euros. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China.
     Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on lower cost capacity and efficiencies in supply-chain management. In 2004 and 2006, we acquired a Beijing-based manufacturer and distributor of environmental safety and security equipment. In late 2006, we formed RAE Fushun to capitalize on increases in demand for safety equipment in the mining and energy market sectors in China. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the U.S. dollar and other currencies. If, for example, there was a hypothetical 10% change in the RMB relative to the U.S. dollar, the effect on our net income would have been approximately $0.5 million for the six months ended June 30, 2010. If the currencies in all other countries in Europe and Asia where we have operations were to change in unison with the RMB by a hypothetical 10% relative to the U.S. dollar, the effect on our net income would have been approximately $(0.4) million for the six months ended June 30, 2010. The difference of $0.9 million is attributable to the impact of foreign currencies outside of China, principally the Euro. From January 1 through June 30, 2010, the Euro depreciated $0.21 or 14.8% measured against the U.S. dollar.
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

Item 4. Controls and Procedures
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Regulatory Compliance
     During fiscal year 2008, the Company’s internal audit department identified certain payments and gifts made by certain personnel in the Company’s operations in the People’s Republic of China (“China”) that may have violated the United States Foreign Corrupt Practices Act (“FCPA”). Following this discovery, the Audit Committee of the Board of Directors initiated an independent investigation. The Company has made a voluntary disclosure to the United States Department of Justice (DOJ) and the United States Securities and Exchange Commission (SEC) regarding the results of its investigation. The Company has also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with violations. The Company is cooperating with the DOJ and the SEC in connection with their review of the matter and is actively engaged in settlement discussions. Although no assurances can be given as to whether the matter will settle or the amount of any settlement, the company booked an accrual of $3.5 million in the third quarter 2009 relating to this potential settlement. In June, the Company met with officials from the Department of Justice and the Securities and Exchange Commission to provide an update on the Company’s compliance with the FCPA. The management team expects to have closure on this matter in the near future.
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
     When the district court confirmed the Final Award in favor of RAE Systems it did not enter judgment, an omission the district court described as a non-substantive clerical error. On September 9, 2008, the court of appeal granted leave for the district court to correct this clerical error. On January 23, 2009, the district court entered judgment in favor of RAE Systems and against Polimaster, and included in the judgment post-arbitration/pre-judgment interest and post-judgment interest. Polimaster has appealed the inclusion of these two interest components in the judgment, in Polimaster Ltd. et al. v. RAE Systems Inc., No. 09-15369. Briefing on this appeal also has been completed by both sides and the appeal was argued and submitted to the Ninth Circuit for decision on January 15, 2010.
     On May 14, 2009, Polimaster and RAE Systems entered a First Amended And Restated Stipulation And Order Re Stay Of Execution Of Judgment In Favor Of RAE Systems Inc. (the “stipulation”), pursuant to which Polimaster wire transferred $1.4 million to the client trust account of RAE Systems’ counsel McLeod, Witham & Flynn LLP, and agreed to wire transfer an additional $116,224.25 per month until the entire amount deposited equals the amount of the judgment (approximately $2.8 million) plus accrued interest at the judgment rate of 0.43 percent per annum. Pursuant to the stipulation, the amounts transferred by Polimaster are being maintained in the client trust account of McLeod, Witham & Flynn LLP, and shall not be distributed to RAE Systems or Polimaster, until the Ninth Circuit has ruled on Polimaster’s appeal (Nos. 08-15708 and 09-15369). McLeod, Witham & Flynn LLP shall release the funds in the account to RAE Systems and/or Polimaster within seven days of the Ninth Circuit’s final ruling on the appeal, in accordance with the Ninth Circuit’s decision. Polimaster has complied with the payment schedule provided in the stipulation. If RAE Systems is successful on appeal, it is expected that the Company would receive approximately $1.9 million, net of attorneys’ fees and expenses. The timing of a final ruling on the appeal is not currently determinable.

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
     During fiscal year 2008, our internal audit department identified certain payments and gifts made by certain personnel in our China operations that may have violated the FCPA. Following this discovery, the Audit Committee of our Board of Directors initiated an independent investigation. We have made a voluntary disclosure to the DOJ and the SEC regarding the results of our investigation. We have also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with FCPA violations. We are cooperating with the DOJ and the SEC in connection with their review of the matter and are actively engaged in settlement discussions. Although no assurances can be given as to whether the matter will settle or the amount of any settlement, the Company recorded an accrual of $3.5 million in the third quarter of 2009 relating to the potential settlement of this matter. In June, the Company met with officials from the Department of Justice and the Securities and Exchange Commission to provide an update on the Company’s compliance with the FCPA. The management team expects to have closure on this matter in the near future.
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
     Although we reported net income of $1.6 million for the six months ended June 30, 2010, we recorded net losses of $5.8 million, $7.2 million and $14.7 million for 2009, 2008 and 2007, respectively. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to sustain profitability. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely result in a negative effect on the market price of our stock. Our financial results have historically bordered at or near profitability, and if we continue to perform at this level, the financial impact may be magnified and we may experience a disproportionate impact on our trading price as a result. If we again incur losses in the future, any particular financial event could result in a relatively large change in our financial results that could be the difference between us having a profit or a loss for a particular quarter in which it occurs.
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
     Some of our customers, such as first responders, rely to some extent on government grants to purchase our products. Decisions on what types of projects are to be funded by local, state and federal government agencies may have a material impact on our business. The Federal budget for the Department of Homeland Security, which we refer to as “Homeland Security” herein, is a source for funding for many of our customers either directly or through grants to state and local agencies. However, if the government does not fund projects that our products are designed to address, or funds such projects at levels lower than we expect, our business and results of operations will be harmed.
     From time-to-time we enter into government contracts that contain provisions which subject us to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. For example, a portion of our federal contracting has been done through our distributors who are on the Federal Supply Schedules from the United States General Services Administration (GSA). GSA Schedule contracts which we may enter into often include a clause known as the “Price Reductions” clause; the terms of that clause are similar but not identical to a “most favored customer” clause in commercial contracts. Under that clause, we may agree that the prices to the government under the GSA Schedules contract will maintain a constant relationship to the prices charged to certain commercial customers, i.e., when prices to those benchmark customers drop, our prices on our GSA Schedules contract must be adjusted accordingly. Although when we are party to these contracts we undertake extensive efforts to comply with the Price Reductions clause, it is possible that we may have an unreported discount offered to a “Basis of Award” customer and may have failed to honor the obligations of the Price Reductions clause. If that occurs, we could, under certain circumstances, be subject to an audit, an action in fraud, or other adverse government actions or penalties.

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
Our officers and directors beneficially own approximately 31% of our common stock and, accordingly, may exert substantial influence over the Company.
     Our executive officers and directors, in the aggregate, beneficially own approximately 31% of our common stock as of June 30, 2010. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.
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
August 6, 2010

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