Form 10-Q
period 2010-09-30
RAE SYSTEMS INC
filed 2010-11-05
CIK 1084876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common stock, $0.001 par value per share	59,506,243 shares

RAE Systems Inc.

PART I. Financial Information
Item 1. Financial Statements
RAE Systems Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$17,882	$18,528
Restricted cash	2,149	2,146
Trade notes receivable	1,957	2,039
Accounts receivable, net of allowances of $6,143 and $5,380, respectively	19,756	19,428
Accounts receivable from affiliate	217	322
Inventories	14,392	12,068
Prepaid expenses and other current assets	4,951	3,983
Income taxes receivable	—	659

Total current assets	61,304	59,173

Property and equipment, net	17,595	15,590
Intangible assets, net	284	2,428
Investments in unconsolidated affiliates	244	358
Other assets	554	1,325

Total assets	$79,981	$78,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,621	$6,454
Accounts payable to affiliate	10	92
Bank debt, current	5,551	4,026
Accrued liabilities	15,557	15,753
Notes payable to related parties, current	365	370
Income taxes payable	851	199
Deferred revenue, current	454	603

Total current liabilities	29,409	27,497

Deferred revenue, non-current	435	615
Deferred tax liabilities, non-current	111	156
Bank debt, non-current	—	1,463
Deferred gain on sale of real estate, non-current	3,968	4,444
Other long-term liabilities	1,529	781
Notes payable to related parties, non-current	—	363

Total liabilities	35,452	35,319

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized; 59,476,243 and 59,438,328 shares issued and outstanding, respectively	59	59
Additional paid-in capital	64,804	63,832
Accumulated other comprehensive income	7,453	6,844
Accumulated deficit	(31,574)	(31,706)

Total RAE Systems Inc. shareholders’ equity	40,742	39,029
Noncontrolling interest	3,787	4,526

Total shareholders’ equity	44,529	43,555

Total liabilities and shareholders’ equity	$79,981	$78,874

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$24,948	$19,909	$67,043	$58,929
Cost of sales	10,428	9,636	28,487	29,458

Gross profit	14,520	10,273	38,556	29,471

Operating expenses:
Sales and marketing	5,632	4,282	15,489	13,513
Research and development	2,028	1,787	5,559	4,766
General and administrative	5,815	8,118	14,782	18,223
Impairment of intangible asset	1,489	—	1,489	—

Total operating expenses	14,964	14,187	37,319	36,502

Operating (loss) income	(444)	(3,914)	1,237	(7,031)
Other income (expense):
Interest income	17	13	64	30
Interest expense	(80)	(79)	(149)	(314)
Other, net	(207)	148	(108)	140
Equity in loss of unconsolidated affiliate	(17)	(47)	(113)	(180)

(Loss) income before income taxes	(731)	(3,879)	931	(7,355)
Income tax (expense) benefit	(1,133)	215	(1,421)	(145)

Net loss	(1,864)	(3,664)	(490)	(7,500)
Net loss attributable to the noncontrolling interest	387	175	622	773

Net (loss) income attributable to RAE Systems Inc.	$(1,477)	$(3,489)	$132	$(6,727)

Net (loss) income per share-basic	$(0.03)	$(0.06)	$—	$(0.11)

Net (loss) income per share-diluted	$(0.03)	$(0.06)	$—	$(0.11)

Weighted-average common shares outstanding-basic	59,430	59,375	59,415	59,359
Stock options	—	—	221	—

Weighted-average common shares outstanding-diluted	59,430	59,375	59,636	59,359

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(490)	$(7,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,074	2,528
Gain on disposal of property and equipment	(450)	(474)
Stock based compensation expense	926	923
Equity in loss of unconsolidated affiliate	113	180
Deferred income tax benefit	(137)	(84)
Amortization of discount on notes payable to related parties	39	82
Impairment of intangible asset	1,489	—
Changes in operating assets and liabilities:
Accounts receivable	(170)	2,473
Accounts receivable from affiliate	107	(123)
Trade notes receivable	122	119
Inventories	(2,134)	3,136
Prepaid expenses and other current assets	(817)	781
Income taxes receivable	659	793
Other assets	129	471
Accounts payable	96	482
Accounts payable to affiliate	(83)	(299)
Accrued liabilities	(922)	1,102
Income taxes payable	622	(173)
Deferred revenue	(330)	(286)
Other liabilities	660	64

Net cash provided by operating activities	1,503	4,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,840)	(2,222)

Net cash used in investing activities	(1,840)	(2,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	57	—
Proceeds from bank loans	—	1,899
Repayments of bank loans	—	(732)
Repurchases of common stock	(11)	(7)
Dividends paid	(117)	—
Payments on notes payable to related parties	(318)	(1,930)

Net cash used in financing activities	(389)	(770)

Effect of exchange rate changes on cash and cash equivalents	80	109
(Decrease) increase in cash and cash equivalents	(646)	1,312
Cash and cash equivalents at beginning of period	18,528	14,845

Cash and cash equivalents at end of period	$17,882	$16,157

Supplemental disclosure of cash flow information:
Cash paid for interest	$324	$674
Cash paid for taxes	141	370
Cash received for tax refunds	659	742
Non-cash investing and financing activities:
Unpaid property and equipment	861	1,339
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
     As a result of an independent investigation conducted by the Audit Committee of the Board of Directors during fiscal year 2008, the Company made a voluntary disclosure to the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) that the Company may have violated United States Foreign Corrupt Practices Act (“FCPA”). The Company is cooperating with the DOJ and the SEC in connection with their review of the matter and is actively engaged in settlement discussions. Although no assurances can be given as to whether the matter will settle or the amount of any settlement, the Company accrued $3.5 million in the third quarter of 2009 for the potential settlement of this matter. In June 2010, the Company met with officials from the Department of Justice and the Securities and Exchange Commission to provide an update on the Company’s compliance with the FCPA. Management is working diligently with both the DOJ and the SEC to obtain closure on this matter
Definitive Acquisition Agreement with Battery Ventures
     On September 19, 2010, the Company signed a definitive agreement to be acquired by Battery Ventures for $1.60 in cash per share (other than certain shares held by our founders, Robert Chen, Peter Hsi and affiliated entities). The transaction is subject to customary closing conditions, including the approval of RAE Systems’ stockholders.
     In connection with the Battery Ventures acquisition agreement, ten lawsuits have been filed against the company and members of its board of directors. These suits were filed in State Courts in California and Delaware and in the Federal District Court in California. The suits allege that the individual defendants breached their fiduciary duties by conducting an unfair sales process and agreeing to an unfair price, are receiving improper personal benefits, and were aided and abetted by the other defendants, and the Federal suit alleges violations of federal securities laws as well. The company believes the claims in these suits are without merit and intends to vigorously defend against them. However, there can be no assurances as to the outcome of the litigation. See “Note 5. Commitments and Contingencies” for more detail.
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
     The impact on the Company’s results from operations of recording stock-based compensation by function for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Cost of sales	$23	$22	$69	$57
Sales and marketing	37	(119)	102	(75)
Research and development	30	(8)	98	107
General and administrative	175	305	657	834

Total	$265	$200	$926	$923

     The following is a summary of options (in thousands, except weighted-average exercise price):

	Options Outstanding
	Number	Weighted-Average
	of Shares	Exercise Price
Balance as of January 1, 2010	5,393	$1.97
Granted	10	0.85
Exercised	—	—
Canceled	(4)	0.66

Balance as of March 31, 2010	5,399	1.97
Granted	110	0.78
Exercised	—	—
Canceled	—	—

Balance as of June 30, 2010	5,509	1.95
Granted	15	0.77
Exercised	(50)	1.13
Canceled	(156)	1.12

Balance as of September 30, 2010	5,318	1.98

     The fair value of the Company’s stock options granted to employees for the three and nine months ended September 30, 2010 and 2009 was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected volatility	110%	85%	110%	85%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.9%	2.3%	2.5%	2.3%
Expected term in years	6.0	6.0	6.0	6.0
Weighted-average grant date fair value	$0.64	$0.70	$0.65	$0.70
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
     As of September 30, 2010, the Company has reserved 93,442 shares of common stock for issuance under its 1993 Stock Option Plan, 2,025,126 shares under the 2002 Plan and 3,199,479 shares under the 2007 Plan. As of September 30, 2010, 1,264,541 shares have been added to the balance available for grant under the 2007 Plan as a result of grants cancelled under the 2002 Plan and 1,908,812 shares of common stock remain available for future grants under the 2007 Plan.
     Non-Plan Stock Options
     In 2002, the Company granted certain of its director’s non-plan options to purchase 400,000 shares of common stock at a weighted-average exercise price of $0.99 per share. The options vested 25% after one year with the remainder vesting pro-rata monthly over the following three years. From 2002 to 2006, the Company issued 300,000 shares of common stock due to the exercise of such options. There have been no further grants, exercises or cancellations through September 30, 2010. As such, total outstanding non-plan stock options at September 30, 2010 were 100,000 at a weighted-average exercise price of $1.06. The vested options are exercisable over ten years from the date of grant. There was no stock-based compensation expense recorded during the three and nine month periods ended September 30, 2010 and 2009, respectively, and no stock-based compensation expense remains to be recorded related to non-plan options.
     Non-Plan Restricted Stock
     In August 2006, the Company granted 536,000 shares of restricted stock to four individuals as an inducement to join the Company. Twenty five percent of this restricted stock or 134,000 shares vested in July 2007 with the remainder vesting quarterly over the following three years subject to accelerated vesting in certain circumstances.
     The fair market value of the Company’s common shares on the dates the awards were granted represents unrecognized stock-based compensation which is amortized ratably over the vesting period of the underlying stock awards. Vesting was completed during the third quarter of 2010. As of September 30, 2010, no stock-based compensation expense related to restricted stock awards remained to be recorded.
     The following is a summary of activity for the non-plan stock awards (in thousands, except per share amounts):

	Restricted Stock Awards
		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of January 1, 2010	47	$2.81
Granted	—	—
Vested	(16)	2.81
Forfeited	—	—

Unvested as of March 31, 2010	31	2.81
Granted	—	—
Vested	(15)	2.81
Forfeited	—	—

Balance as of June 30, 2010	16	2.81
Granted	—	—
Vested	(16)	2.81
Forfeited	—	—

Balance as of September 30, 2010	—	—

Earnings Per Share
     Basic earnings per common share includes no dilution and is computed by dividing net income or loss attributable to RAE Systems by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of common stock equivalents, such as options and warrants, to the extent the impact is dilutive. As the Company incurred a net loss for the three months ended September 30, 2010 and net losses for the three and nine months ended September 30, 2009, the effect of potentially dilutive securities on diluted net loss per share computations was anti-dilutive for these periods.
     The weighted-average number of shares attributable to anti-dilutive stock options excluded from the diluted net loss per common share calculation for the three and nine months ended September 30, 2010 was 4,790,334 and 4,801,147, respectively. The weighted-average number of anti-dilutive shares excluded from the diluted net loss per common share calculation for the three and nine months ended September 30, 2009 was 4,880,232 and 4,926,143, respectively.
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
     RAE France had total sales of $602,000 and $600,000 in the three months ended September 30, 2010 and 2009, respectively, and total sales of $1.8 million and $1.8 million in the nine months ended September 30, 2010 and 2009, respectively. The carrying amounts of the major classes of RAE France assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets were as follows:

	September 30,	December 31,
(in thousands)	2010	2009
Cash and cash equivalents	$12	$299
Accounts receivable	611	438
Inventories	198	198
Prepaid expenses and other current assets	123	142

Total current assets	944	1,077
Other non-current assets	50	77

Total assets	$994	$1,154

Accounts payable	$16	$24
Accrued liabilities	317	332

Total current liabilities	$333	$356

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
Note 2. Composition of Certain Financial Statement Items
Inventories
     Inventories are stated at the lower of standard cost, which approximates actual cost computed on a first-in, first-out basis, or market and include material, labor and manufacturing overhead costs. The components of inventories were as follows:

	September 30,	December 31,
(in thousands)	2010	2009
Raw materials	$7,602	$5,655
Work-in-progress	3,622	2,557
Finished goods	3,168	3,856

Total inventories	$14,392	$12,068

Prepaid expenses and other current assets

	September 30,	December 31,
(in thousands)	2010	2009
Supplier advances and deposits	$944	$1,330
Accounts receivable from employees	709	81
Prepaid insurance	375	275
Deferred tax assets, current	1,041	934
Other current assets	1,882	1,363

Total prepaid expenses and other current assets	$4,951	$3,983

Property and equipment, net

	September 30,	December 31,
(in thousands)	2010	2009
Buildings and improvements	$12,190	$11,945
Equipment	5,143	4,788
Computer equipment	5,178	4,996
Automobiles	1,285	1,385
Furniture and fixtures	442	444
Construction in progress	6,313	3,468

	30,551	27,026
Less: Accumulated depreciation	(12,956)	(11,436)

Total property and equipment, net	$17,595	$15,590

Intangible assets, net

	September 30, 2010			December 31, 2009
			Net			Net
	Gross Carrying	Accumulated	Carrying	Gross Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer list	$5,568	$(4,001)	$1,567	$5,456	$(3,376)	$2,080
Impairment of customer list		(1,489)	(1,489)

Customer list, net	5,568	(5,490)	78
Trade name	1,383	(1,177)	206	1,356	(1,008)	348

Total	$6,951	$(6,667)	$284	$6,812	$(4,384)	$2,428

     Amortization expense associated with intangible assets was $228,000 and $219,000 for the three months ended September 30, 2010 and 2009, respectively, and $680,000 and $714,000 for the nine months ended September 30, 2010 and 2009, respectively.
     In the third quarter of 2010 the Company evaluated the carrying values of its customer list and other long-lived assets at RAE Fushun. Revenues declined significantly in the quarter and the year to date, and the Company does not expect a near-term recovery in this market. As a result, the Company determined that the carrying value of the customer list and other long-lived assets was more than the estimated undiscounted cash flows. Accordingly, the Company estimated the fair value of the customer list using a discounted cash flow analysis and recorded an impairment charge of $1.5 million to write-off the carrying amount in excess of fair value. The other long-lived assets consisted principally of land use rights and buildings for which the Company has third party evidence indicating a fair market value in excess of the carrying amount. As a result, these long-term assets were not impaired at September 30, 2010.
     Based on the carrying amount of intangible assets as of September 30, 2010, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in thousands):

Years Ended December 31,
Remainder of 2010	$90
2011	140
2012	36
2013	18
Thereafter	—

Total amortization	$284

Accrued liabilities

	September 30,	December 31,
(in thousands)	2010	2009
Compensation and related benefits	$3,121	$3,764
Accrued commissions	2,225	1,265
Accrued FCPA settlement (see Note 5)	3,500	3,500
Accrued construction in progress	1,857	1,170
Accrued professional fees	712	426
Customer deposits	934	941
Other	3,208	4,687

Total accrued liabilities	$15,557	$15,753

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
     The effective tax rate after discrete items for the nine months ended September 30, 2010, was 153% of pretax income, compared to 2% of pretax loss for the same period in 2009. The tax rate for the third quarter of 2010 differed from the U.S. statutory rate primarily due to the tax effect of foreign earnings taxed at lower rates, losses not benefited of $5.7 million, nondeductible costs of $1.4 million related to the acquisition transaction with Battery Ventures announced September 20, 2010, dividend income of $2.5 million from a foreign subsidiary, and discrete true-up adjustments applicable to 2010.
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
     The Company’s valuation allowance was determined in accordance with the existing authoritative guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis. Management believes that sufficient uncertainty exists with regard to the realizability of some tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the potential impact of historical losses on the Company’s ability to sustain or grow revenues and earnings in the future, and the length of carryback and carryforward periods.
     At December 31, 2009, the Company concluded it was appropriate to have a full valuation allowance for its deferred tax assets in certain jurisdictions. The Company continued to maintain a full valuation allowance for these jurisdictions as of September 30, 2010. During fiscal 2009, the Company concluded that the operating results of one of its Chinese subsidiaries had declined and that it was appropriate to put a full valuation allowance on the related deferred tax asset. The Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize these assets. The amount of the deferred tax asset valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized.

Note 4. Comprehensive Loss
     The components of comprehensive loss were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Net loss	$(1,864)	$(3,664)	$(490)	$(7,500)
Other comprehensive income:
Change in foreign currency translation	1,177	205	609	337

Comprehensive loss	(687)	(3,459)	119	(7,163)
Comprehensive loss attributable to the noncontrolling interest	387	175	622	773

Comprehensive (loss) income attributable to RAE Systems Inc.	$(300)	$(3,284)	$741	$(6,390)

Note 5. Commitments and Contingencies
Regulatory Compliance
     During fiscal year 2008, the Company’s internal audit department identified certain payments and gifts made by certain personnel in the Company’s operations in the People’s Republic of China (“China”) that may have violated the United States Foreign Corrupt Practices Act (“FCPA”). Following this discovery, the Audit Committee of the Board of Directors initiated an independent investigation. The Company has made a voluntary disclosure to the United States Department of Justice (DOJ) and the United States Securities and Exchange Commission (SEC) regarding the results of its investigation. The Company has also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with violations. The Company is cooperating with the DOJ and the SEC in connection with their review of the matter and is actively engaged in settlement discussions. Although no assurances can be given as to whether the matter will settle or the amount of any settlement, the Company booked an accrual of $3.5 million in the third quarter of 2009 relating to the potential settlement of this matter. In June 2010, the Company met with officials from the DOJ and the SEC to provide an update on the Company’s compliance with the FCPA. Management is working diligently with both the DOJ and the SEC to obtain closure on this matter.
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

     On May 14, 2009, Polimaster and RAE Systems entered a First Amended And Restated Stipulation And Order Re Stay Of Execution Of Judgment In Favor Of RAE Systems Inc. (the “stipulation”), pursuant to which Polimaster wire transferred $1.4 million to the client trust account of RAE Systems’ counsel, McLeod, Witham & Flynn LLP, and agreed to wire transfer an additional $116,224.25 per month until the entire amount deposited equals the amount of the judgment (approximately $2.8 million) plus accrued interest at the judgment rate of 0.43 percent per annum. Pursuant to the stipulation, the amounts transferred by Polimaster are being maintained in the client trust account of McLeod, Witham & Flynn LLP, and shall not be distributed to RAE Systems or Polimaster, until the Ninth Circuit has ruled on Polimaster’s appeal (Nos. 08-15708 and 09-15369). McLeod, Witham & Flynn LLP shall release the funds in the account to RAE Systems and/or Polimaster within seven days of the Ninth Circuit’s final ruling on the appeal, in accordance with the Ninth Circuit’s decision. Polimaster has complied with the payment schedule provided in the stipulation, and an amount sufficient to satisfy the judgment has been deposited into the account.
     Briefing on both of the appeals has been completed. The appeals were argued before a three-judge panel and submitted to the Ninth Circuit for decision on January 15, 2010. On September 28, 2010, the Ninth Circuit issued a divided panel opinion finding that Polimaster has established a defense to the enforcement of the arbitration award in favor of RAE Systems under Article V (1)(d) of the Convention on the Recognition and Enforcement of Foreign Arbitral Awards (the “New York Convention”) on the ground that the arbitrator’s decision permitting RAE Systems to assert its counterclaims in the arbitration was not in accordance with the agreement of the parties. On October 12, 2010, RAE Systems petitioned the Ninth Circuit for rehearing en banc, i.e., a reconsideration of the appeal before a larger panel of 11 judges. RAE Systems’ petition is currently pending with the Ninth Circuit.
Shareholder lawsuits
     On September 20, 2010, a putative class action suit, entitled Foley v. RAE Systems Inc., et al., No. 110CV182985, was filed in the Superior Court of California, County of Santa Clara, against the Company, members of its Board of Directors, the Company’s Chief Financial Officer, and entities affiliated with Battery Ventures. The suit alleges in summary that, in connection with the proposed acquisition of the Company by an affiliate of Battery Ventures, the individual defendants breached their fiduciary duties by conducting an unfair sale process and agreeing to an unfair price, are purportedly receiving improper personal benefits, and were aided and abetted by the other defendants. Plaintiff seeks, among other things, a declaration that the suit can be maintained as a class action, an injunction against the proposed merger, rescission of the Merger Agreement, a directive that the defendants exercise their fiduciary duties to implement a process to secure the best possible consideration for stockholders, imposition of a constructive trust on allegedly improper benefits, and fees and costs. Four other lawsuits making similar allegations have also been filed in the Superior Court of the State of California, County of Santa Clara against the Company, its Board of Directors and Battery Ventures or its affiliates: Angles v. RAE Systems Inc., et al., No. 110CV183606; Greenbaum v. Chen , et al., No. 110CV183814; AC Photonics, Inc. v. RAE Systems Inc., et al., No. 110CV183942; and Mann v. RAE Systems Inc., et al. , No. 110CV183960. Those actions have now been consolidated. In addition, four putative class action suits with similar allegations have been filed in Delaware Chancery Court: Nelson v. RAE Systems Inc., et al. , C.A. No. 5848-VCS; Venton v. RAE Systems Inc., et al. , C.A. No. 5854-VCS; Quintanilla v. RAE Systems Inc., et al. , C.A. No. 5872; Villeneuve v. RAE Systems Inc., et al. , C.A. No. 5877. Those actions have also been consolidated, and a consolidated amended complaint has been filed. Finally, one lawsuit has been filed against the Company, members of its Board of Directors, the Company’s Chief Financial Officer, and Battery Ventures in the United States District Court for the Northern District of California, LaPlante v. RAE Systems Inc., et al., No. CV104944. This suit makes allegations similar to the others, and also adds an allegation claiming violation of the federal securities laws in connection with the preparation of the proxy statement filed by the Company in connection with the proposed acquisition. The Company believes that the claims in the suits are without merit and intends to vigorously defend against them. However, there can be no assurances as to the outcome of the litigation. See “Note 1. Summary of Significant Accounting Policies” for more detail.

Leases
     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the three months ended September 30, 2010 and 2009, was $339,000 and $366,000, respectively. Total rent expense for the nine months ended September 30, 2010 and 2009 was $1,016,000 and $1,110,000, respectively. Future minimum annual payments under non-cancellable leases were as follows as of September 30, 2010 (in thousands):

Years Ended December 31,	Operating
Remainder of 2010	$451
2011	1,535
2012	1,349
2013	1,334
2014	1,302
Thereafter	3,489

Total minimum payments	$9,460

     In December 2004, the Company moved into its current corporate headquarters in San Jose, California and abandoned a leased facility in Sunnyvale, California. During the second quarter of 2005, the Company accrued a restructuring reserve of approximately $2.0 million for the remaining lease term of the former headquarters in Sunnyvale. The discount rate used was 4.85% and the liability was not reduced for any anticipated future sublease income. In March 2007, due to improved conditions for office rentals, the Company revised the estimated loss on abandonment of the lease and reduced the operating expense by $595,000. During the second quarter of 2007, a sublease was executed with rental income commencing in June 2007. Both the master lease and the sublease expired in October 2009. Rent payments for the three months ended September 30, 2010 and 2009 were zero and $132,000, respectively, for the Sunnyvale building with sublease income of zero and $46,000 for the three months ended September 30, 2010 and 2009, respectively. Rent payments for the nine months ended September 30, 2010 and 2009 were zero and $395,000, respectively, for the Sunnyvale building with sublease income of zero and $136,000 for the nine months ended September 30, 2010 and 2009, respectively.
     In December 2008, the Company invested approximately $1.2 million for land use rights in Shanghai, China to construct a new manufacturing, engineering and administrative facility. Construction began during the first quarter of 2010. The estimated cost to complete this project is approximately $4.4 million with the work scheduled to be completed during the first half of 2011. Upon completion of construction, the Company intends to vacate its existing leased facility in Shanghai. Based on discussions with Shanghai government officials, the landlord of the existing Company facility, the Company believes it will be able to terminate the lease without penalty. However, no assurance can be given at this time that the Company will not be subject to a lease termination penalty.
     During the three and nine months ended September 30, 2010, $33,000 and $84,000, respectively, of interest expense was capitalized for construction of the Company’s new facility in Shanghai.
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

Note 6. Warranty Reserves
     The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized under Accrued liabilities on the Condensed Consolidated Balance Sheets. The following is a summary of the changes in these liabilities during the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(in thousands)
Warranty reserve at beginning of period	$757	$645	$926	$707
Provision for warranty	183	299	493	922
Utilization of reserve	(133)	(282)	(600)	(967)
Foreign currency translation effects	12	3	—	3

Warranty reserve at end of period	$819	$665	$819	$665

Note 7. Bank Debt
     The Company maintains credit facilities to support its operations in the United States and China.
     In the United States, the Company had a $10.0 million revolving credit agreement as of December 31, 2009. This credit facility is renewed annually and, on April 26, 2010, was renewed to expire on April 25, 2011. Available credit is based on a percentage of specific qualifying assets and the total facility is collateralized by a blanket security interest in the Company’s assets in the United States. The Company is required to comply with certain reporting and financial requirements in addition to the ongoing requirement to submit quarterly financial statements. Interest accrues at the floating prime bank lending rate plus 100 basis points subject to a minimum total rate of 5%. In addition, the Company pays 30 basis points annually of the average unused portion of the facility and is required to maintain a compensating balance of at least $2.0 million at all times. The compensating balance is included in Restricted cash on the Condensed Consolidated Balance Sheets. As of September 30, 2010 and December 31, 2009, $1.8 million was outstanding against the revolving credit agreement.
     Financial covenants under the revolving credit agreement: 1) require the Company to maintain specified trailing two-quarter minimum earnings before interest, depreciation, amortization and non-cash stock compensation expenses; and 2) limit the size of potential monetary penalties under the FCPA to $3.5 million. The Company was in compliance with these covenants as of September 30, 2010 and December 31, 2009.
     In China, the Company generally maintains one or more unsecured revolving lines of credit to provide working capital. Borrowings under these credit facilities are generally at the current market rate for fixed rate loans of the amount and duration requested, up to one year. The maturity dates of such fixed rate loans may extend beyond the renewal date of the line of credit arrangement, which governs the advance of new loans. The availability of new loans under the Company’s current line of credit was allowed to expire in September 2010. The Company currently has adequate working capital in China and is negotiating long-term financing for its new facility under construction in Shanghai. See “Note 5. Commitments and Contingencies” for more detail.

     The following table presents the Company’s line of credit in China for working capital as of September 30, 2010 and December 31, 2009 (in millions):

	Chinese Renminbi			U.S. Dollars
		Amount	Total		Amount	Total
	Amount	Available	Line	Amount	Available	Line	Interest
	Outstanding	for Use	of Credit	Outstanding	for Use	of Credit	Rate
September 30, 2010:
Due October 12, 2010	15.0	5.0	20.0	2.2	0.7	2.9	5.04%

	15.0	5.0	20.0	2.2	0.7	2.9

December 31, 2009:
Due October 12, 2010	15.0	5.0	20.0	2.2	0.7	2.9	5.04%

	15.0	5.0	20.0	2.2	0.7	2.9
     The loan due in October 2010 was paid in full at maturity.
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
Note 8. Related Party Transactions
     The Company accounts for its 40% ownership in Renex Technologies Ltd. (“Renex”), a Hong Kong company following the equity method. The Company’s total investment in Renex at September 30, 2010 and December 31, 2009 was $225,000 and $339,000, respectively. The Company recorded losses of $17,000 and $46,000 on its equity interest in Renex for the three months ended September 30, 2010 and 2009, respectively, and losses of $114,000 and $180,000 in Renex for the nine months ended September 30, 2010 and 2009, respectively.
     The Company paid Renex zero and $95,000 for research work during the nine months ended September 30, 2010 and 2009, respectively.
     In conjunction with the investment in RAE Beijing, unsecured notes payable bearing interest at 6.48% were established for the previous RAE Beijing shareholders as part of the purchase price agreement in July 2006. As of September 30, 2010 and December 31, 2009, $365,000 and $370,000, respectively, was included in current notes payable to related parties in the Company’s Condensed Consolidated Balance Sheets and zero and $363,000, respectively, was included in non-current notes payable to related parties. The remaining scheduled annual payment of principal and accrued interest under these notes at maturity in July 2011 is $365,000.
     In addition to its 40% ownership in Renex, the Company has investments in three distributors of RAE Systems products, RAE Australia, RAE Benelux and RAE Spain. The Company owns 19%, 10% and 19% of RAE Australia, RAE Benelux and RAE Spain, respectively. These investments are accounted for under the cost method.
     The Liaoning Coal Industry Group, Ltd. (“Liaoning Group”) owns a 30% interest in RAE Fushun and, on occasion, has also been a supplier to RAE Fushun.

     Transactions and balances with the Company’s related parties were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,			September 30,	December 31,
(in thousands)	2010	2009	2010	2009		2010	2009
Sales:					Accounts receivable:
Renex	$95	$104	$300	$292	Renex	$217	$322
RAE Australia	286	189	961	531	RAE Australia	149	59
RAE Benelux	434	610	1,870	2,002	RAE Benelux	199	253
RAE Spain	111	88	231	316	RAE Spain	104	119

	$926	$991	$3,362	$3,141		$669	$753

Purchases:					Accounts payable:
Renex	$111	$45	$270	$142	Renex	$10	$92
					Liaoning Group	—	14

						$10	$106

     The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary of $29,000 and $33,000 for the three months ended September 30, 2010 and 2009, respectively, and $92,000 and $94,000 for the nine months ended September 30, 2010 and 2009, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions regarding Ms. Chen are performed in the same manner as other U.S. employees, with Robert Chen the final approval signatory on compensation recommendations.
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
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
     Level 3: Unobservable inputs that are not corroborated by market data.

     The carrying amounts and fair values of the Company’s financial assets and liabilities were as follows:

		September 30, 2010		December 31, 2009
		Carrying	Fair	Carrying	Fair
	Category	Amounts	Value	Amounts	Value
			(In thousands)
Cash and cash equivalents	Level 1	$17,882	$17,882	$18,528	$18,528
Restricted cash	Level 1	2,149	2,149	2,146	2,146
Notes payable to related parties	Level 2	365	365	733	733
Note 10. Shareholders’ Equity
     The following table is a summary of the changes in equity:

	Three Months Ended September 30,			Three Months Ended September 30,
	2010			2009
	RAE Systems			RAE Systems
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
(in thousands)	Equity	Interest	Equity	Equity	Interest	Equity
Equity, Beginning of Period	$40,725	$4,291	$45,016	$40,833	$4,883	$45,716
Net loss	(1,477)	(387)	(1,864)	(3,489)	(175)	(3,664)
Translation adjustments	1,177	—	1,177	205	—	205

Comprehensive loss	(300)	(387)	(687)	(3,284)	(175)	(3,459)
Exercise of stock options	57	—	57	—	—	—
Repurchases of restricted common stock	(5)	—	(5)	(7)	—	(7)
Dividends paid	—	(117)	(117)	—	—	—
Stock-based compensation expense	265	—	265	200	—	200

Equity, End of Period	$40,742	$3,787	$44,529	$37,742	$4,708	$42,450

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2010			2009
	RAE Systems			RAE Systems
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
(in thousands)	Equity	Interest	Equity	Equity	Interest	Equity

Equity, Beginning of Period	$39,029	$4,526	$43,555	$43,216	$5,481	$48,697
Net income (loss)	132	(622)	(490)	(6,727)	(773)	(7,500)
Translation adjustments	609	—	609	337	—	337

Comprehensive income (loss)	741	(622)	119	(6,390)	(773)	(7,163)
Exercise of stock options	57	—	57	—	—	—
Repurchases of restricted common stock	(11)	—	(11)	(7)	—	(7)
Dividends paid	—	(117)	(117)	—	—	—
Stock-based compensation expense	926	—	926	923	—	923

Equity, End of Period	$40,742	$3,787	$44,529	$37,742	$4,708	$42,450

     During the third quarter of 2010, the Company declared a dividend at RAE Beijing. As a result, the noncontrolling interest received a dividend payment of $117,000. The dividend was necessary in order to redeploy excess cash from RAE Beijing to other business units.

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
     In 2006, we made two significant business investments in China. First in July 2006, we increased our ownership in RAE Beijing to 96%. RAE Beijing produces, sells and distributes safety and security solutions for the chemical, oil and gas, metals and energy sectors in China. Second, in December 2006, we formed RAE Fushun, a joint venture with Fushun Anyi, a former state owned company serving the coal mine safety market. This joint venture was formed to capitalize on China’s growing reliance on coal based energy. RAE Fushun manufactures and sells coal mine safety equipment. RAE Systems owns 70% of the joint venture and thus consolidates RAE Fushun. We recently informed our board of directors of our intention to exercise a disciplined exit from our investment in RAE Fushun as the performance of this business has not met our long-term growth expectations.
     In China, our focus is on growing the environmental protection market and the industrial sector, including oil and gas, petro-chemicals, steel, and telecommunications.
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
     We have expanded our wireless product offering with the introduction of MeshGuard, a single-gas, mesh radio-based monitor designed to replace single-gas fixed monitors in industrial environments that include steel mills, oil and gas exploration and chemical processing. We continue to improve our product offerings through advances in sensors and wireless networking technologies, including the RAELink 3, a wireless modem with integrated GPS and Bluetooth radio technologies that provides a data bridge for our products, and complementary products such as chemical warfare agents and particle counters. We updated several of our fixed gas monitors to meet the needs of the China market. We received an additional sensor patent for a new gamma radiation detector/dosimeter, and this was deployed in our GammaRAE II R product.
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
     We are deemphasizing the lower gross margin Fire and Security integrated project installation business in China and have refocused our attention in China on the markets and the products sold and produced by the Company on a global basis, and the fixed sensor systems sold by the Company’s operations in Beijing, China. We recently informed our board of directors of our intention to exercise a disciplined exit from our investment in RAE Fushun as the performance of this business has not met our long-term growth expectations.
     In June 2010, the Company met with officials from the DOJ and the SEC to provide an update on the Company’s compliance with the FCPA. Management is working diligently with both the DOJ and the SEC to obtain closure on this matter.
Definitive Acquisition Agreement with Battery Ventures
     On September 19, 2010, the Company signed a definitive agreement to be acquired by Battery Ventures for $1.60 in cash per share (other than certain shares held by our founders, Robert Chen, Peter Hsi and affiliated entities). The transaction is subject to customary closing conditions, including the approval of RAE Systems’ stockholders.
     In connection with the Battery Ventures acquisition agreement, ten lawsuits have been filed against the company and members of its board of directors. These suits were filed in State Courts in California and Delaware and in the Federal District Court in California. The suits allege that the individual defendants breached their fiduciary duties by conducting an unfair sales process and agreeing to an unfair price, are receiving improper personal benefits, and were aided and abetted by the other defendants, and the Federal suit alleges violations of federal securities laws as well. The company believes the claims in these suits are without merit and intends to vigorously defend against them. However, there can be no assurances as to the outcome of the litigation.
Critical Accounting Policies
     We believe the following critical accounting policies affect our more significant judgments or estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, we have experienced an insignificant amount of sales returns. We generally recognize revenue upon shipment to our distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provide for sales returns under standard product warranty provisions. For non-standard contract terms, where title to goods passes upon delivery to the customer (FOB destination), revenue is recognized after we have established proof of delivery. Revenue related to services performed under our extended warranty program is recognized as earned based upon contract terms, generally ratably over the term of service. We record project installation work in Asia using the percentage-of-completion method. Net sales also include amounts billed to customers for shipping and handling. Our shipping costs are included in cost of sales. Net sales do not include sales tax.

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

Results of Operations
Net Sales

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Net sales	$24,948	$19,909	$5,039	25%	$67,043	$58,929	$8,114	14%
     Net sales for the quarter ended September 30, 2010, increased by $5.0 million or 25% compared with the quarter ended September 30, 2009. Sales increased $5.2 million or 57% in Americas and $0.3 million or 9% in Europe and the Middle East, which was partially offset by a decrease of $0.5 million or 6% in Asia. The increase in the Americas was the result of orders related to the Gulf of Mexico oil spill of approximately $1.0 million and generally improved sales in all product categories, of approximately $4.2 million, compared with the quarter ended September 30, 2009. The increase in Europe and the Middle East of $0.3 million was primarily due to increased sales in the oil and gas market in the Middle East and the industrial safety market in Europe, which was partially offset by a $0.3 million foreign exchange loss. The foreign exchange loss in Europe was attributable to the Euro and Pound Sterling, during the quarter ended September 30, 2010. The decrease in Asia was primarily the result of decreased sales in Fire and Security integrated project installation revenue at our Beijing, China operations of approximately $1.2 million and in the Coal Mine Safety business in Fushun, China of approximately $1.2 million, which was partially offset by improved product sales at our operations in Beijing of approximately $1.0 million and improved Asia-Pacific sales of approximately $0.5 million.
     Net sales for the nine months ended September 30, 2010 increased $8.1 million or 14% compared with the nine months ended September 30, 2009. Sales increased $9.7 million or 38% in Americas and $0.6 million or 6% in Europe and the Middle East, which was partially offset by a decrease of $2.2 million or 10% in Asia. The increase in the Americas was primarily the result of orders related to the Gulf of Mexico oil spill of approximately $3.3 million, a large order from the U.S. Army of approximately $1.0 million, and generally improved sales in the emergency response market compared with the nine months ended September 30, 2009. The increase in Europe and the Middle East was primarily due to increased sales in the oil and gas market in the Middle East, which was partially offset by a $0.4 million foreign exchange loss, attributable to the Euro and Pound Sterling, during the nine months ended September 30, 2010. The decrease in Asia was primarily the result of decreased sales from the Fire and Security integrated project installation revenue at our Beijing, China operations of approximately $2.1 million and a decline in the Coal Mine Safety business in Fushun, China of approximately $1.8 million, which was partially offset by increased sales in China of the products sold and produced by the Company on a global basis, and fixed sensor systems sold by the Company’s operations in Beijing, China and product sales in Asia-Pacific.
Cost of Sales & Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Cost of sales	$10,428	$9,636	$792	8%	$28,487	$29,458	$(971)	-3%
Gross profit	$14,520	$10,273	$4,247	41%	$38,556	$29,471	$9,085	31%
Gross margin	58%	52%			58%	50%
     Cost of sales for the quarter ended September 30, 2010, increased by $0.8 million or 8% compared with the quarter ended September 30, 2009, primarily due to increased sales volume, partially offset by the lower cost associated with reduced project installation revenue at our Beijing, China operations of approximately $0.8 million, and an improved product mix in China which included more of the products sold and produced by the Company on a global basis and the fixed sensor systems sold by the Company’s operations in Beijing, China. Gross profit for the quarter ended September 30, 2010, increased by $4.3 million or 41% compared with the quarter ended September 30, 2009, primarily due to higher sales in the Americas, Europe and the Middle East, increased sales in Asia-Pacific, increased sales in China of products sold and produced by the Company on a global basis and the fixed sensor systems traditionally sold by the Company’s operations in Beijing, China, and an improved product mix that included increased in sales of multi-gas products, sensors and accessories.

     Cost of sales for the nine months ended September 30, 2010, decreased by $1.0 million or 3% compared with the nine months ended September 30. 2009, primarily due to lower costs associated with reduced project installation revenue at our Beijing, China operations of approximately $1.8 million, a reduction in our provision for the inventory reserves of approximately $0.8 million, an improved product mix, which was partially offset by incremental cost related to increased volume. Gross profit for the nine months ended September 30, 2010, increased by $9.1 million or 31% compared with the nine months ended September 30, 2009, primarily due to higher product sales in the Americas, the Middle East, China and Asia-Pacific and an improved product mix that included an increase in sales of multi-gas products, sensors and accessories.
Sales and Marketing Expense

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Sales and marketing	$5,632	$4,282	$1,350	32%	$15,489	$13,513	$1,976	15%
Percentage of net sales	23%	22%			23%	23%
     Sales and marketing expenses increased by $1.4 million or 32% for the quarter ended September 30, 2010, compared with the quarter ended September 30, 2009. The increase was primarily due to higher internal sales commissions in the Americas, external commission in the Americas accrued on the sale of wireless products in the U.S. in lieu of discounts to distributors and additional management bonuses.
     Sales and marketing expenses increased by $2.0 million or 15% for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009. The increase in expense was due to an increase in the sales commissions in the Americas, increased headcount, additional management bonuses and marketing activities to improve sales management information, web service capabilities, and brand awareness for the Company and its products.
Research and Development Expense

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Research and development	$2,028	$1,787	$241	13%	$5,559	$4,766	$793	17%
Percentage of net sales	8%	9%			8%	8%
     Research and development expenses increased by approximately $0.2 million or 13% for the quarter ended September 30, 2010, compared with the quarter ended September 30, 2009. The increase was primarily due to increased headcount, increased salaries at the RAE Engineering Center in Shanghai, China and project expenses to support new product development programs.
     Research and development expenses increased by approximately $0.8 million or 17% for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009. The increase was primarily due to increased headcount, increased salaries at the RAE Engineering Center in Shanghai, China and project expenses to support new product development programs.

General and Administrative Expense

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
General and administrative	$5,815	$8,118	$(2,303)	-28%	$14,782	$18,223	$(3,441)	-19%
Percentage of net sales	23%	41%			22%	31%
     General and administrative expenses decreased by $2.3 million or 28% for the quarter ended September 30, 2010, compared with the quarter ended September 30, 2009. The decrease was primarily due to the $3.5 million accrual, in September 2009, of management’s estimate to settle the outstanding joint investigation into the Company’s alleged violations of the FCPA, which was partially offset by fees of $1.4 million paid to advisors to the Special Committee of the Company’s Board of Directors related to the execution of an acquisition agreement with Battery Ventures to take the Company private.
     General and administrative expenses decreased by 3.4 million or 19% for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009. The decrease was primarily due to the $3.5 million accrual, in September 2009, of management’s estimate to settle the outstanding joint investigation into the Company’s alleged violations of the FCPA and a decrease due to lower bad debt expenses associated with the provision for doubtful accounts of approximately $0.6 million, the collection of accounts receivable that had been previously written off as bad debt of approximately $0.3 million which was partially offset by fees of $1.8 million paid to advisors to the Special Committee of the Company’s Board of Directors related to the execution of a merger agreement with Battery Ventures to take the Company private.
Impairment of Intangible Asset

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Impairment of intangible asset	$1,489	$—	$1,489	100%	$1,489	$—	$1,489	100%
Percentage of net sales	6%	0%			2%	0%
Due to the continued decline of revenue and earnings at our Coal Mine Safety business in Fushun, China and our determination that the business is unlikely to recover through sales to existing customers, we concluded the value of the customer list related to this entity was impaired. Based on our estimated future cash flows, it was determined that the carrying amount of this intangible asset is not recoverable. The customer list is an intangible asset which was originally scheduled to be fully amortized by 2015.

Other Income (Expense)

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Interest income	$17	$13	$4	31%	$64	$30	$34	113%
Interest expense	(80)	(79)	(1)	-1%	(149)	(314)	165	53%
Other, net	(207)	148	(355)	240%	(108)	140	(248)	177%
Equity in loss of unconsolidated affiliate	(17)	(47)	30	-64%	(113)	(180)	67	37%

Total other income (expense)	$(287)	$35	$(322)	920%	$(306)	$(324)	$18	6%

     For the quarter ended September 30, 2010, total other income (expense) decreased by $0.3 million or 920% compared with the quarter ended September 30, 2009. The change was primarily the result of foreign exchange losses in Asia and Europe.
     For the nine months ended September 30, 2010, total other income (expense) decreased by $18,000 or 6% compared with the nine months ended September 30, 2009. The change was primarily due to lower interest expense related to amounts due for notes to the former shareholders of RAE Beijing and interest expense capitalized related to the construction-in-progress on the Company’s facility in Shanghai, China partially offset by net foreign exchange losses in Asia and Europe.
Income Tax Benefit (Expense)

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Income tax expense	$(1,133)	$215	$(1,348)	-627%	$(1,421)	$(145)	$(1,276)	880%
Effective tax rate	-155%	-6%			153%	2%
     Income tax expense for the nine months ended September 30, 2010, was $1.4 million compared to $145,000 for the nine months ended September 30, 2009. At December 31, 2009 and September 30, 2010, respectively, we concluded it was appropriate to have a full valuation allowance for our net deferred tax assets in some jurisdictions. The interim income tax expense was calculated based on the estimated annual effective tax rate for the Company of 153%. The tax rate for the third quarter of fiscal year 2010 differed from the U.S. statutory rate primarily due to foreign earnings taxed at lower rates, losses not benefited, nondeductible stock compensation expense, nondeductible costs related to the acquisition transaction with Battery Ventures announced September 20, 2010, dividend income, and additional provisions for uncertain tax positions applicable to fiscal year 2010. Included in the tax expense for the nine months ended September 30, 2010, were discrete tax expense items of $45,000 related to the accrual of interest related to various uncertain tax benefits, a tax benefit of $165,000 related to the release of various uncertain tax benefits and associated interests, and prior year’s true-ups of $273,000.

Net Loss Attributable to the Noncontrolling Interest

	Three Months Ended				Nine Months Ended
	September 30,			Percentage	September 30,			Percentage
(in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Net loss attributable to the noncontrolling interest	$387	$175	$212	121%	$622	$773	$(151)	-20%
     For the quarter ended September 30, 2010, the noncontrolling interest in the operating loss of consolidated subsidiaries increased approximately $212,000 or 121% compared with the quarter ended September 30, 2009. The increase was primarily due to the losses incurred at RAE Fushun, being higher during the quarter ended September 30, 2010, compared with losses incurred at RAE Fushun during the quarter ended September 30, 2009. The noncontrolling ownership was 4% of RAE Beijing, 30% of RAE Fushun and 51% of RAE France.
     For the nine months ended September 30, 2010, the noncontrolling interest in the operating loss of consolidated subsidiaries decreased approximately $151,000 or 20% compared with the nine months ended September 30, 2009. The decrease was primarily due to the losses incurred at RAE Fushun, being lower during the nine months ended September 30, 2010, compared with losses incurred at RAE Fushun during the nine months ended September 30, 2009. The noncontrolling ownership was 4% of RAE Beijing, 30% of RAE Fushun and 51% of RAE France.

Liquidity and Capital Resources
     To date, we have financed our operations primarily through operating revenues, proceeds from the issuance of equity securities and short-term bank borrowings. In 2007, we also sold and leased back our corporate headquarters in San Jose, California. As of September 30, 2010, we had $17.9 million in cash and cash equivalents compared with $18.5 million on December 31, 2009.
     At September 30, 2010, we had $31.9 million in working capital (current assets less current liabilities) and a current ratio (ratio of current assets to current liabilities) of 2.1 to 1.0 compared to $31.7 million of working capital and a current ratio of 2.2 to 1.0 at December 31, 2009.
     In the United States, we have a $10.0 million revolving credit agreement. This credit facility is renewed annually and, on April 26, 2010, was renewed to expire on April 25, 2011. Available credit is based on a percentage of specific qualifying assets and the total facility is collateralized by a blanket security interest over our assets in the United States. We are required to comply with certain reporting and financial requirements in addition to the ongoing requirement to submit quarterly financial statements. We must also maintain a compensating balance with the lending bank of at least $2.0 million at all times, which is included in Restricted cash on the Condensed Consolidated Balance Sheets. As of September 30, 2010 and December 31, 2009, $1.8 million was outstanding against the revolving credit agreement in the United States.
     Financial covenants under the revolving credit agreement: 1) require us to maintain specified trailing two-quarter minimum earnings before interest, depreciation, amortization and non-cash stock compensation expenses; and 2) limit the size of potential monetary penalties under the FCPA to $3.5 million. We were in compliance with these covenants as of September 30, 2010 and December 31, 2009.
     In China as of September 30, 2010 and December 31, 2009, we had an unsecured revolving line of credit in the amount of RMB 20.0 million or approximately $2.9 million. Borrowings under this line of credit are available to provide working capital and are generally at the current market rate for fixed rate loans of the amount and duration requested, up to one year. The maturity dates of these fixed rate loans may extend beyond the renewal date of the line of credit arrangement, which governs the advance of new loans. We decided to allow our revolving line of credit in China to expire in September 2010. We currently have adequate working capital in China and we are negotiating long-term financing for our new facility under construction in Shanghai. As of September 30, 2010 and December 31, 2009, RMB 15.0 million, or approximately $2.2 million, was outstanding against the revolving line of credit in China. Although the line of credit expired in September 2010, the outstanding balance was due in October 2010 and was paid in full at maturity.
     In November 2009, we borrowed RMB 10.0 million, or approximately $1.5 million, for a term of 18 months to provide working capital for our 70% owned subsidiary in Fushun, China (“RAE Fushun”). Loan repayment is guaranteed by an unrelated third party, to whom RAE Fushun granted a lien over its wholly owned plant and associated land rights. As a condition of the loan, the lending bank required a deposit of RMB 1.0 million, or approximately $0.1 million, from the guarantor. This deposit was funded by RAE Fushun from the loan proceeds and is included in Restricted cash on the Condensed Consolidated Balance Sheets.
     Our Condensed Consolidated Statements of Cash Flows may be summarized as follows:

	Nine Months Ended
	September 30,
(in thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$1,503	$4,195
Investing activities	(1,840)	(2,222)
Financing activities	(389)	(770)
Effect of exchange rate changes on cash and cash equivalents	80	109

Net (decrease) increase in cash and cash equivalents	$(646)	$1,312

Operating Activities
     For the nine months ended September 30, 2010, net cash provided by operating activities of $1.5 million was attributable to the following factors:
•	Cash flow generated from business operations was $3.6 million, which consisted of $0.5 million net loss (including the loss attributable to the noncontrolling interest) and non-cash charges of $4.1 million. Principal non-cash charges were $2.1 million depreciation and amortization, $1.5 million impairment of intangible asset and $0.9 million stock-based compensation. These non-cash expenses were partially offset by a $0.4 million gain on the disposal of property and equipment.

•	The net change in operating assets and liabilities consumed cash of $2.1 million. Cash was provided by collecting income taxes receivable of $0.7 million, increases in other liabilities of $0.7 million and income tax payable of $0.6 million. Cash was used to reduce accrued expenses by $0.9 million and increase trade accounts receivable, inventories and prepaid and other current assets by $0.2 million, $2.1 million and $0.9 million, respectively.
     For the nine months ended September 30, 2009, net cash provided by operating activities of $4.2 million was attributable to the following factors:
•	Cash flow decreased due to the net loss of $7.5 million (including the portion attributable to the noncontrolling interest). However, because the net loss includes non-cash charges totaling $3.1 million, the net decrease to cash was $4.4 million. Our principal non-cash expenses were as follows: $2.5 million depreciation and amortization, $0.9 million stock-based compensation, and $0.2 million equity due to the loss of unconsolidated affiliates. We also recognized $0.5 million in deferred gains on the disposal of property and equipment.

•	The net change in operating assets and liabilities generated cash of $8.6 million. Cash was primarily provided by reductions of $2.6 million and $3.1 million in trade accounts and notes receivable and inventories, respectively, and the collection of income tax refunds totaling $0.8 million. Additional cash flow was contributed by increases to accounts payable and accrued liabilities and a reduction in prepaid expenses and other current assets of $0.5 million, $1.1 million and $0.8 million, respectively. Cash was applied to reduce accounts payable to affiliates by $0.3 million.
Investing Activities
     Net cash used in investing activities during the nine months ended September 30, 2010, was $1.8 million compared with $2.2 million for the nine months ended September 30, 2009. Cash used during the first nine months of 2010 primarily consisted of ongoing construction at our new facility in Shanghai. Cash used during the first nine months of 2009 primarily consisted of ongoing construction at our facility in Fushun, China and payment for land use rights in Shanghai.
     In December 2008, we purchased the land use rights for 50 years to 5 acres of land in Shanghai to construct a new manufacturing, engineering and administrative facility, which is intended to replace our existing, leased Shanghai facility. Construction began during the first quarter of 2010. The estimated cost to complete this project is approximately $4.4 million with the work scheduled to be completed in the first half of 2011. Upon completion of construction, we intend to vacate our existing leased facility in Shanghai. Based on discussions with Shanghai government officials, the landlord of the existing Company facility, we believe we will be able to terminate the lease without penalty. However, no assurance can be given at this time that we will not be subject to lease a termination penalty.
Financing activities
     In the first nine months of 2010, we paid $0.3 million to reduce notes payable to related parties. In order to redeploy cash from RAE Beijing to other business units, during the third quarter of 2010, the Company declared a dividend at RAE Beijing. As a result, the noncontrolling interest received a dividend payment of $0.1 million.
     In the first nine months of 2009, we made principal payments totaling $1.9 million to reduce notes payable to related parties for the acquisition of RAE Beijing. These payments were made from general working capital. The next scheduled principal payment of approximately $0.4 million is due in July 2011. We also borrowed RMB 8.0 million, or approximately $1.2 million, to acquire land use rights in Shanghai for the construction of the new Shanghai facility discussed above.
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
Interest Rate Risk
     As of September 30, 2010, we had cash and cash equivalents of $17.9 million and restricted cash of $2.1 million. The Company had no other significant interest bearing assets. Over time, changes to interest rates may reduce or increase our interest income, but the impact on our net income (loss) or the fair value of our interest bearing assets is not expected to be significant.
     Our borrowings in China are at fixed interest rates or at rates fixed for 12 months. The outstanding balance under our line of credit in the United States bears interest at the floating prime bank lending rate plus 100 basis points subject to a minimum total rate of 5%. As the prime rate on September 30, 2010, was 3.25%, our cost of funds in the United States will not increase until the prime rate rises by more than 75 basis points. On an outstanding balance of $1.8 million, the loan balance in the United States on September 30, 2010, annual interest expense would increase by $1,800 for each basis point thereafter.
Foreign Currency Exchange Rate Risk
     For the nine months ended September 30, 2010, a substantial portion of our Asia revenue (31%) was denominated in RMB. Revenue denominated in U.S. dollars is generated primarily from operations in the Americas (52%), and revenue from our European operations (17%) is primarily denominated in Euros. We manufacture a majority of our products at our manufacturing facility in Shanghai, China.
     Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on lower cost capacity and efficiencies in supply-chain management. In 2004 and 2006, we acquired a Beijing-based manufacturer and distributor of environmental safety and security equipment. In late 2006, we formed RAE Fushun to capitalize on increases in demand for safety equipment in the mining and energy market sectors in China. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the U.S. dollar and other currencies. If, for example, there was a hypothetical 10% change in the RMB relative to the U.S. dollar, the effect on our net income would have been approximately $1.0 million for the nine months ended September 30, 2010. From January 1 through September 30, 2010, the RMB appreciated RMB 0.14 or 2.0% measured against the U.S. dollar.
     If the currencies in all other countries in Europe and Asia where we have operations were to change in unison with the RMB by a hypothetical 10% relative to the U.S. dollar, the effect on our net income would have been approximately $(0.5) million for the nine months ended September 30, 2010. The difference of $1.5 million is attributable to the impact of foreign currencies outside of China, principally the Euro. From January 1 through September 30, 2010, the Euro depreciated $0.07 or 5.0% measured against the U.S. dollar.
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

Item 4. Controls and Procedures
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Regulatory Compliance
     During fiscal year 2008, the Company’s internal audit department identified certain payments and gifts made by certain personnel in the Company’s operations in the People’s Republic of China (“China”) that may have violated the United States Foreign Corrupt Practices Act (“FCPA”). Following this discovery, the Audit Committee of the Board of Directors initiated an independent investigation. The Company has made a voluntary disclosure to the United States Department of Justice (DOJ) and the United States Securities and Exchange Commission (SEC) regarding the results of its investigation. The Company has also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with violations. The Company is cooperating with the DOJ and the SEC in connection with their review of the matter and is actively engaged in settlement discussions. Although no assurances can be given as to whether the matter will settle or the amount of any settlement, the company booked an accrual of $3.5 million in the third quarter 2009 relating to this potential settlement. In June 2010, the Company met with officials from the Department of Justice and the Securities and Exchange Commission to provide an update on the Company’s compliance with the FCPA. Management expects to have closure on this matter in the near future.
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
     On May 14, 2009, Polimaster and RAE Systems entered a First Amended And Restated Stipulation And Order Re Stay Of Execution Of Judgment In Favor Of RAE Systems Inc. (the “stipulation”), pursuant to which Polimaster wire transferred $1.4 million to the client trust account of RAE Systems’ counsel, McLeod, Witham & Flynn LLP, and agreed to wire transfer an additional $116,224.25 per month until the entire amount deposited equals the amount of the judgment (approximately $2.8 million) plus accrued interest at the judgment rate of 0.43 percent per annum. Pursuant to the stipulation, the amounts transferred by Polimaster are being maintained in the client trust account of McLeod, Witham & Flynn LLP, and shall not be distributed to RAE Systems or Polimaster, until the Ninth Circuit has ruled on Polimaster’s appeal (Nos. 08-15708 and 09-15369). McLeod, Witham & Flynn LLP shall release the funds in the account to RAE Systems and/or Polimaster within seven days of the Ninth Circuit’s final ruling on the appeal, in accordance with the Ninth Circuit’s decision. Polimaster has complied with the payment schedule provided in the stipulation, and an amount sufficient to satisfy the judgment has been deposited into the account.
     Briefing on both of the appeals has been completed. The appeals were argued before a three-judge panel and submitted to the Ninth Circuit for decision on January 15, 2010. On September 28, 2010, the Ninth Circuit issued a divided panel opinion finding that

Polimaster has established a defense to the enforcement of the arbitration award in favor of RAE Systems under Article V (1)(d) of the Convention on the Recognition and Enforcement of Foreign Arbitral Awards (the “New York Convention”) on the ground that the arbitrator’s decision permitting RAE Systems to assert its counterclaims in the arbitration was not in accordance with the agreement of the parties. On October 12, 2010, RAE Systems petitioned the Ninth Circuit for rehearing en banc, i.e., a reconsideration of the appeal before a larger panel of 11 judges. RAE Systems’ petition is currently pending with the Ninth Circuit.
Shareholder lawsuits
     On September 20, 2010, a putative class action suit, entitled Foley v. RAE Systems Inc., et al., No. 110CV182985, was filed in the Superior Court of California, County of Santa Clara, against the Company, members of its Board of Directors, the Company’s Chief Financial Officer, and entities affiliated with Battery Ventures. The suit alleges in summary that, in connection with the proposed acquisition of the Company by an affiliate of Battery Ventures, the individual defendants breached their fiduciary duties by conducting an unfair sale process and agreeing to an unfair price, are purportedly receiving improper personal benefits, and were aided and abetted by the other defendants. Plaintiff seeks, among other things, a declaration that the suit can be maintained as a class action, an injunction against the proposed merger, rescission of the Merger Agreement, a directive that the defendants exercise their fiduciary duties to implement a process to secure the best possible consideration for stockholders, imposition of a constructive trust on allegedly improper benefits, and fees and costs. Four other lawsuits making similar allegations have also been filed in the Superior Court of the State of California, County of Santa Clara against the Company, its Board of Directors and Battery Ventures or its affiliates: Angles v. RAE Systems Inc., et al., No. 110CV183606; Greenbaum v. Chen , et al., No. 110CV183814; AC Photonics, Inc. v. RAE Systems Inc., et al., No. 110CV183942; and Mann v. RAE Systems Inc., et al. , No. 110CV183960. Those actions have now been consolidated. In addition, four putative class action suits with similar allegations have been filed in Delaware Chancery Court: Nelson v. RAE Systems Inc., et al. , C.A. No. 5848-VCS; Venton v. RAE Systems Inc., et al. , C.A. No. 5854-VCS; Quintanilla v. RAE Systems Inc., et al. , C.A. No. 5872; Villeneuve v. RAE Systems Inc., et al. , C.A. No. 5877. Those actions have also been consolidated, and a consolidated amended complaint has been filed. Finally, one lawsuit has been filed against the Company, members of its Board of Directors, the Company’s Chief Financial Officer, and Battery Ventures in the United States District Court for the Northern District of California, LaPlante v. RAE Systems Inc., et al., No. CV104944. This suit makes allegations similar to the others, and also adds an allegation claiming violation of the federal securities laws in connection with the preparation of the proxy statement filed by the Company in connection with the proposed acquisition. The Company believes that the claims in the suits are without merit and intends to vigorously defend against them. However, there can be no assurances as to the outcome of the litigation.
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
     During fiscal year 2008, our internal audit department identified certain payments and gifts made by certain personnel in our China operations that may have violated the FCPA. Following this discovery, the Audit Committee of our Board of Directors initiated an independent investigation. We have made a voluntary disclosure to the DOJ and the SEC regarding the results of our investigation. We have also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with FCPA violations. We are cooperating with the DOJ and the SEC in connection with their review of the matter and are actively engaged in settlement discussions. Although no assurances can be given as to whether the matter will settle or the amount of any settlement, the Company recorded an accrual of $3.5 million in the third quarter of 2009 relating to the potential settlement of this matter. In June 2010, the Company met with officials from the Department of Justice and the Securities and Exchange Commission to provide an update on the Company’s compliance with the FCPA. Management is working diligently with both the DOJ and the SEC to obtain closure on this matter.
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
     Although we reported net income of $0.1 million for the nine months ended September 30, 2010, we recorded net losses of $5.8 million, $7.2 million and $14.7 million for 2009, 2008 and 2007, respectively. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to sustain profitability. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely result in a negative effect on the market price of our stock. Our financial results have historically bordered at or near profitability, and if we continue to perform at this level, the financial impact may be magnified and we may experience a disproportionate impact on our trading price as a result. If we again incur losses in the future, any particular financial event could result in a relatively large change in our financial results that could be the difference between us having a profit or a loss for a particular quarter in which it occurs.
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
     In the last several years, we increased our ownership of RAE Beijing to 96%, acquired Aegison Corporation and Tianjin Securay Technology Co., Ltd. and formed RAE Fushun, of which we retain 70% ownership. In August 2007, we determined to discontinue the Aegison and Securay businesses. In the third quarter of 2010, we recorded an impairment charge of $1.5 million to write off the carrying charge of the customer list for RAE Fushun (see Note 2 of Notes to Condensed Consolidated Financial Statements). We recently informed our board of directors of our intention to exercise a disciplined exit from our investment in RAE Fushun as the performance of this business has not met our long-term growth expectations.
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
     Our executive officers and directors, in the aggregate, beneficially own approximately 31% of our common stock as of September 30, 2010. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.
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
November 5, 2010

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