Form 10-K
period 2010-12-31
RAE SYSTEMS INC
filed 2011-03-31
CIK 1084876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $47,545,281, based upon the closing sale price of $0.80 on the NYSE Alternext US (formerly the American Stock Exchange) on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. As of the close of business on February 28, 2011, the number of shares of registrant’s Common Stock outstanding was 59,512,064.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

RAE SYSTEMS INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2010

PART I

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “estimate,” “potential,” or “continue,” and other words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revisions or update to these forward-looking statements. Readers should carefully review the risk factors described herein and in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we file for the fiscal year 2011.

ITEM 1.	BUSINESS

Overview

RAE Systems Inc. (referred to herein as the “Company”, “we”, or “our”) is a leading developer and manufacturer of rapidly-deployable, multi-sensor chemical and radiation detection monitors and wireless networks for application in five key markets: oil and gas, hazardous material management, industrial safety, civil defense and environmental remediation. We provide personal, portable and wireless sensor networks that enable our customers in more than 95 countries to identify safety and security threats in real-time. The Company was founded in 1991 and originally developed technologies for the detection of hazardous materials in environmental remediation and chemical spill clean-ups. We have a broad patent portfolio consisting of 14 issued U.S. patents, one patent issued in Japan, two issued and four pending EU patents, and ten issued and 13 pending technology patents in China. These patents in gas and radiation detection technology are the basis for many of our products.

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

We have significant operations in the People’s Republic of China (“China”), including research and development and manufacturing operations in Shanghai. We own 96% of RAE-KLH (Beijing) Co., Limited, or RAE Beijing, a manufacturer and distributor of safety, environmental and personal protection monitors and equipment. In December 2006 we formed RAE Fushun to serve the coal mine safety market in China. This joint venture was 30% owned by Fushun Anyi and 70% owned by RAE Systems. On January 12, 2011, we entered into a definitive agreement to sell our 70 percent ownership of RAE Fushun to the Shenyang Research Institute of China Coal Research Institute. The agreement is expected to close within 180 days of signing the definitive agreement and is subject to customary closing conditions.

Definitive Acquisition Agreements with Battery Ventures and Vector Capital

On September 19, 2010, the Company signed a definitive agreement to be acquired by Battery Ventures for $1.60 in cash per share (other than certain shares held by our founders, Robert Chen, Peter Hsi and affiliated entities). The transaction was subject to customary closing conditions, including the approval of RAE Systems’ shareholders. Subsequently, on January 12, 2011, the Company received a letter from Vector Capital setting forth an offer to acquire the outstanding shares of our common stock for $1.75 per share in cash (other than certain shares held by Robert Chen, Peter Hsi and affiliated entities). After extensive consideration by the Special Committee of the Board of Directors of the Company, the Company terminated the Battery Merger Agreement on January 18, 2011, paid a termination fee of $3.39 million to Battery Ventures in accordance with the terms of the Battery Merger Agreement, and signed a Merger Agreement with Vector Capital on the terms described above. This transaction is also subject to customary closing conditions, including the approval of RAE Systems’ shareholders.

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

Industry Background

The market for our products has evolved from being strictly focused on environmental and industrial monitoring to encompassing energy exploration and production, and public safety. Demand for our products has grown in the fields of petrochemical production, environmental remediation, confined space entry, and OSHA industrial safety compliance monitoring. The application of our products in these established markets stems from the dependence of numerous key industries on sensors that provide vital information that can affect worker safety, products, processes and systems.

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

RAE Systems offers a full suite of portable, fixed and wireless gas detection monitors for the oil, gas, petrochemical, adhesives and polymers markets. All of these markets require the constant monitoring of both flammable and toxic hydrocarbons.

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

Meshguard, introduced in October 2008, is a new family of wireless products designed to replace the fixed sensor systems that are deployed for oil and gas exploration. The Meshguard family of products uses mesh-radio to create a self healing network where each sensor has both a radio receiver and transmitter. This architecture gives the MeshGuard sensor the ability to transmit radio data in and around metal structures that are generally difficult for clear radio transmission.

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

Software Solutions

ProRAE Guardian was introduced in late 2010 and represents an advanced generation of real-time wireless threat detection solutions. This new software program serves as a mobile command center for safety managers and incident commanders by connecting and relaying data from RAE Systems AreaRAE family and select third party wireless products to remote locations anywhere in the world. ProRAE Guardian accepts real-time detector data and instantly displays device status, alarm, and sensor reading information — all integrated on a single map display. Because ProRAE Guardian is always on and always connected, geographically dispersed teams can coordinate threat responses while simultaneously viewing the same situational data, all in real time.

New Product Certifications

•	Seven products have been certified for Inmetro (Brazil) including the ToxiRAE 3, QRAE 2, AreaRAE, MiniRAE 3000, ppbRAE 3000, UltraRAE3000, and Meshguard.

•	IECEX certification for the MiniRAE 3000, ppbRAE 3000, UltraRAE3000 to address Australia, New Zealand and other international countries.

•	ATEX/IECEX certification for the RAELink 3 Z1 for EMEA, Asia Pacific, Australia, and New Zealand markets.

Sales, Marketing and Distribution

We sell our products in more than 95 countries and through an international network of direct sales personnel, representatives and distributors managed from San Jose, California, Beijing, China, Hong Kong and our Copenhagen, Denmark European and Middle East headquarters.

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

Research, Development and Engineering

As a toxic gas and radiation instruments manufacturer, we continue to invest in sensor technology. We were among the first companies in our industry to deploy Reduction of Hazardous Substances (RoHS) compliant oxygen sensors. These oxygen sensors meet the RoHS requirements of China, the European Union and the State of California. The Company maintains research, development and engineering facilities in San Jose, CA, and in Shanghai and Beijing, China. Our primary R&D facility is located in Shanghai, where we also have a radiation calibration lab. This lab is an important facility for the Company to expand its future radiation detection product offerings.

We use modular product design processes and flexible rapid manufacturing. These investments have resulted in improved system performance as well as advanced scalability, thereby allowing rapid development and regional certification of new products.

The Company currently holds a total of 27 patents granted with 17 patents pending. Theses patents include:

•	14 United States patents granted;

•	10 China patents granted with 13 pending;

•	2 Europe patent granted with 4 pending; and

•	1 Japan patent granted.

Manufacturing

We lease a modern 61,000 square foot manufacturing facility with laboratory space in Shanghai, China, where the majority of our components and products are manufactured. We are building a new 128,000 square foot manufacturing, research and development and administrative facility in Shanghai, China. We expect to relocate to this building in the summer of 2011 and terminate the lease of our existing Shanghai facility at the same time. We lease a 67,000 square foot office, manufacturing, integration and test site in San Jose, California, where we manufacture some of our more complex and sensitive sensors. Our manufacturing operations in Shanghai and California are ISO 9001 certified. We have limited manufacturing capabilities in our RAE Beijing operations, consisting of 106,000 square feet, of which 41,000 square feet are dedicated to manufacturing and the balance to sales, marketing and administrative functions.

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

We differentiate our radiation detection products on their intrinsic safety certifications and the dual nature of our products. Our GammRAE II R combines both a detector and dosimeter. Our NeutronRAE combines both gamma radiation and neutron detectors. Our AreaRAE Gamma combines wireless gas detection and gamma radiation monitoring. Competitors in the radiation detection market include Canberra, Exporanium, ICx, MGP Polimaster Ltd., Santa Barbara Systems, Smiths Detection, ThermoFisher and TSA Limited.

Employees

As of December 31, 2010, our workforce included 749 employees in our continuing operations and 506 in our business held for sale in Fushun, China. Our employees are not covered by a collective bargaining agreement. We have never experienced an employee-related work stoppage and consider our employee relations to be good.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions held by our executive officers.

Name	Age	Position

Robert I. Chen	63	President, Chief Executive Officer and Chairman of the Board
Randall Gausman	61	Vice President and Chief Financial Officer
Peter C. Hsi	60	Chief Technology Officer
Ming-Ching Tang	60	Executive Vice President Operations
Christopher Hameister	56	Vice President Asia-Pacific, Europe and Middle East Business Operations
Fei-Zhou Shen	48	Vice President Corporate Development
Ryan Watson	38	Vice President Americas Sales

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

Fei-Zhou Shen joined RAE Systems in May 2001 and has served in various key roles including Vice President of Worldwide Manufacturing and Vice President Corporate Development and Fushun Business Operations. Mr. Shen is currently Vice President Worldwide Manufacturing and Corporate Development. Mr. Shen has over 20 years of business experience serving in key business and strategic management roles. Mr. Shen has a BS in mechanical engineering from Shanghai Jiao-Tong University and a MS in mechanical engineering from the University of Idaho.

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

Although we have settled outstanding issues related to our possible violations of the Foreign Corrupt Practices Act, we still face risks of non-compliance with the FCPA going forward.

During fiscal year 2008, our internal audit department identified certain payments and gifts made by certain personnel in our China operations that may have violated the FCPA. Following this discovery, the Audit Committee of our Board of Directors initiated an independent investigation. We made a voluntary disclosure to the DOJ and the SEC regarding the results of our investigation. We also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with FCPA violations. We cooperated with the DOJ and the SEC in connection with their review of the matter, and we recorded an accrual of $3.5 million in the third quarter of 2009 relating to the potential settlement of this matter. In December 2010, we settled all outstanding issues with regard to his matter pursuant to separate agreements with the DOJ and the SEC, under which we agreed to pay a $1.7 million criminal penalty to the DOJ and about $1.15 million in restitution plus $109,000 in interest to the SEC. We also agreed to advise the DOJ and the SEC periodically until December 2013 as to our ongoing efforts to ensure continued compliance with the FCPA.

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

Although we reported income from continuing operations of $5.3 million for 2010, we recorded losses of $3.3 million and $5.7 million for 2009 and 2008, respectively. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to sustain profitability. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely result in a negative effect on the market price of our stock. Our financial results have historically bordered at or near profitability, and if we continue to perform at this level, the financial impact may be magnified and we may experience a disproportionate impact on our trading price as a result. If we again incur losses in the future, any particular financial event could result in a relatively large change in our financial results that could be the difference between us having a profit or a loss for a particular quarter in which it occurs.

We may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

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

The Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC and the New York Stock Exchange in relation thereto require significant legal, financial and accounting compliance costs.

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

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For the years ended December 31, 2010 and 2009, approximately 28% and 34% of our revenues, respectively, were from sales to customers located in Asia and approximately 18% and 19% of our revenues, respectively, were from sales to customers located in Europe. We have manufacturing facilities in China and in the United States. A significant portion of our products and components are manufactured at our facility in Shanghai, China.

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

In the last several years, we increased our ownership of RAE Beijing to 96%, acquired Aegison Corporation and Tianjin Securay Technology Co., Ltd. and formed RAE Fushun, of which we held 70% ownership. In August 2007, we determined to discontinue the Aegison and Securay businesses. On January 12, 2011, we entered into a definitive agreement to sell our 70 percent ownership of RAE Fushun to the Shenyang Research Institute of China Coal Research. The agreement is expected to close within 180 days of signing the definitive agreement and is subject to customary closing conditions. We may acquire or make additional investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities or the incurrence of debt, or contingent liabilities, any of which could harm our business.

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

Our officers and directors beneficially own approximately 34% of our common stock and, accordingly, may exert substantial influence over the Company.

Our executive officers and directors, in the aggregate, beneficially own approximately 34% of our common stock as of December 31, 2010. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.

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

In December 2008, we purchased the land use rights for 50 years to 5 acres of land in Shanghai. We currently are building a new 128,000 square foot manufacturing, research and development and administrative facility on this site. We expect to relocate to this building in the summer of 2011 and terminate the lease of our existing Shanghai facility at the same time.

In addition, RAE Beijing owns a manufacturing facility consisting of approximately 106,000 square feet, of which 41,000 square feet is dedicated to the manufacturing of RAE Beijing’s products and the storage of the inventory.

We maintain a sales office in Shatin, Hong Kong, from which we sell our products throughout Asia, excluding the People’s Republic of China. The lease expires in April 2013. We also maintain sales and service centers in Copenhagen, Denmark, the United Kingdom, France and United Arab Emirates, from which we sell our products to Europe, Australia, New Zealand, the Middle East and Africa. The lease of the Copenhagen facility expires in September 2014.

ITEM 3.	LEGAL PROCEEDINGS

Regulatory Compliance

During fiscal year 2008, our internal audit department identified certain payments and gifts made by certain personnel in our China operations that may have violated the FCPA. Following this discovery, the Audit Committee of our Board of Directors initiated an independent investigation. We made a voluntary disclosure to the DOJ and the SEC regarding the results of our investigation. We also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with FCPA violations. We cooperated with the DOJ and the SEC in connection with their review of the matter, and we recorded an accrual of $3.5 million in the third quarter of 2009 relating to the potential settlement of this matter. We subsequently settled all outstanding issues with regard to his matter, in December 2010, pursuant to separate agreements with the DOJ and the SEC, under which we agreed to pay a $1.7 million criminal penalty to the DOJ and about $1.15 million in restitution plus $109,000 in interest to the SEC. The Company also agreed to advise the DOJ and the SEC periodically until December 2013 as to its ongoing efforts to ensure continued compliance with the FCPA.

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

On May 14, 2009, Polimaster and RAE Systems entered a First Amended And Restated Stipulation And Order Re Stay Of Execution Of Judgment In Favor Of RAE Systems Inc. (the “stipulation”), pursuant to which Polimaster wire transferred $1.4 million to the client trust account of RAE Systems’ counsel, McLeod, Witham & Flynn LLP, and agreed to wire transfer an additional $116,224.25 per month until the entire amount deposited equaled the amount of the judgment (approximately $2.8 million) plus accrued interest at the judgment rate of 0.43 percent per annum. Pursuant to the stipulation, the amounts transferred by Polimaster were maintained in the client trust account of RAE Systems’ counsel, McLeod, Witham & Flynn LLP, and were held until the Ninth Circuit had ruled on Polimaster’s appeal (Nos. 08-15708 and 09-15369). The appeals were argued before a three-judge panel and submitted to the Ninth Circuit for decision on January 15, 2010. On September 28, 2010, the Ninth Circuit issued a divided panel opinion finding that Polimaster has established a defense to the enforcement of the arbitration award in favor of RAE Systems under Article V (1)(d) of the Convention on the Recognition and Enforcement of Foreign Arbitral Awards (the “New York Convention”) on the ground that the arbitrator’s decision permitting RAE Systems to assert its counterclaims in the arbitration was not in accordance with the agreement of the parties. On October 12, 2010, RAE Systems petitioned the Ninth Circuit for rehearing en banc, i.e., a reconsideration of the appeal before a larger panel of 11 judges. On November 12, 2010, the Ninth Circuit denied RAE Systems’ petition, so the judgment of the Ninth Circuit is now final, and the escrowed funds have been returned to Polimaster.

Shareholder Lawsuits

The California State Court Actions:

On September 20, 2010, a putative class action suit, entitled Foley v. RAE Systems Inc., et al., No. 110CV182985, was filed in the Superior Court of California, County of Santa Clara, against the Company, members of its Board of Directors, the Company’s Chief Financial Officer, and entities affiliated with Battery Ventures. The suit alleges in summary that, in connection with a proposed acquisition of the Company by an affiliate of Battery Ventures, the individual defendants breached their fiduciary duties by conducting an unfair sale process and agreeing to an unfair price, would purportedly receive improper personal benefits in connection with the proposed acquisition, and were aided and abetted by the other defendants. Plaintiff seeks, among other things, a declaration that the suit can be maintained as a class action, an injunction against the proposed merger, rescission of the Merger Agreement, a directive that the defendants exercise their fiduciary duties to implement a process to secure the best possible consideration for stockholders, imposition of a constructive trust on allegedly improper benefits, and fees and costs. Four other lawsuits making similar allegations have also been filed in the Superior Court of the State of California, County of Santa Clara against the Company, its Board of Directors and Battery Ventures or its affiliates: Angles v. RAE Systems Inc., et al., No. 110CV183606; Greenbaum v. Chen, et al., No. 110CV183814; AC Photonics, Inc. v. RAE Systems Inc., et al., No. 110CV183942; and Mann v. RAE Systems Inc., et al., No. 110CV183960. On October 28, 2010 the California court consolidated all five California actions under the caption In re RAE Systems, Inc. Shareholder Litigation, Lead Case No. 110CV182985. On December 15, 2010, plaintiffs Mann and Angles filed an amended complaint continuing to set forth the claims set forth above and including additional disclosure claims based on allegations that the Company’s proxy filings contain materially false statements and fail to disclose material facts regarding, among other things, the Special Committee, the holders of the Rollover Shares, the process and events leading up to the proposed acquisition, the FCPA investigation, communications with Battery Ventures and other potential bidders, and the work performed by UBS and data underlying its analyses. On December 17, 2010, the California court issued an order staying all proceedings in California state court in favor of litigation pending in Delaware.

The Delaware Chancery Court Actions:

In addition, four putative class action suits with similar allegations have been filed in Delaware Chancery Court: Nelson v. RAE Systems Inc., et al., C.A. No. 5848-VCS; Venton v. RAE Systems Inc., et al., C.A. No. 5854-VCS; Quintanilla v. RAE Systems Inc., et al. , C.A. No. 5872; Villeneuve v. RAE Systems Inc., et al. , C.A. No. 5877. The Delaware actions have been consolidated under the caption In re RAE Systems, Inc. Shareholder Litigation, Consolidated C.A. No. 5848-VCS, and plaintiffs filed a Verified Consolidated Amended Class Action Complaint on or about October 28, 2010. In this pleading, plaintiffs continued to assert the claims set forth above, and in addition they alleged that the Company’s Preliminary Proxy Statement, filed with the SEC on October 21, 2010, contained materially false statements or failed to disclose material facts regarding, among other things, the Special Committee, the holders of the Rollover Shares, the process and events leading up to the proposed acquisition, the FCPA investigation, communications with Battery Ventures and other potential bidders, and the work performed by UBS and data underlying its analyses. Plaintiffs requested various forms of injunctive relief, as well as money damages allegedly suffered or to be suffered by the putative class. On December 17, 2010, two of the plaintiffs from the stayed California action (Mann and Angles) also filed a complaint in Delaware Chancery Court making essentially the same allegations as in their amended California complaint described above. Plaintiffs Mann and Angles subsequently voluntarily dismissed their Delaware complaint.

On February 24, 2011, the remaining Delaware plaintiffs filed a motion requesting leave to file a Supplemental and Amended Verified Class Action Complaint. The Delaware Chancery Court granted plaintiffs’ leave to amend their complaint on March 2, 2011. The Supplemental Amended Verified Class Action Complaint asserts claims against the Company, members of its Board of Directors, and entities affiliated with Vector Capital, and alleges in summary that, in connection with the proposed acquisition of the Company by an affiliate of Vector Capital, the individual defendants breached their fiduciary duties by conducting an unfair sale process and agreeing to an unfair price, are purportedly receiving improper personal benefits, and were aided and abetted by the other defendants. The complaint also alleges that the Company’s Preliminary Proxy Statement, filed with the SEC on February 22, 2011, contains materially false statements or fails to disclose material facts regarding, among other things, the Special Committee, the holders of the Rollover Shares, the process and events leading up to the proposed acquisition, the work performed by UBS and data underlying its analyses, and communications with Battery Ventures, Vector Capital, and other potential bidders. Plaintiffs request various forms of injunctive relief, as well as money damages allegedly suffered or to be suffered by the putative class.

The Federal Court Actions:

Two other actions have been filed in the United States District Court for the Northern District of California against the Company, members of its Board of Directors, the Company’s Chief Financial Officer, and/or Battery Ventures, Rudy Merger Sub Corp. and Rudy Acquisition Corp. Those actions are entitled LaPlante v. RAE Systems Inc., et al., No. CV104944 and Mabry v. Chen, et al., No. CV 10-5328. They make allegations similar to the other lawsuits, and add claims for alleged violation of the federal securities laws in connection with the preparation of the proxy statement filed by the Company in connection with a proposed acquisition by affiliates of Battery Ventures. On January 10, 2011, the federal court issued an order pursuant to a stipulation of the parties staying proceedings in the LaPlante action in favor of litigation pending in Delaware. A similar order was entered by the federal court in the Mabry action on January 21, 2011, pursuant to stipulation of the parties.

The Company believes that the claims in the above shareholder lawsuits are without merit and intends to vigorously defend against them. However, there can be no assurances as to the outcome of the litigation. The Company is in the process of assessing these matters and is consulting with its external legal counsel and technical experts. The amount of loss related to these matters is not estimable at this time. Accordingly, the Company has not accrued an amount of the loss related to these matters.

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

	2010		2009
	High	Low	High	Low

First Quarter	$1.26	$0.76	$1.00	$0.28

Second Quarter	$0.91	$0.66	$1.70	$0.42

Third Quarter	$1.59	$0.63	$2.23	$1.00

Fourth Quarter	$1.66	$1.55	$1.48	$0.65

As of December 31, 2010, there were 270 shareholders of record who held shares of our common stock.

We have never declared or paid dividends on our common stock. We do not have any plans to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

PERFORMANCE GRAPH

The following chart presents a comparative analysis of the performance of our common stock relative to the NYSE AMEX Composite Index and NYSE AMEX Stock Market (U.S. Companies) and for a Peer Group of companies defined as for SIC codes 3800-3899, Measuring Instruments. This analysis assumes a $100 investment in our underlying common stock and these indices on December 31, 2005 through December 31, 2010. This analysis does not purport to be a representation of the actual market performance of our stock or these indices. This chart has been provided for informational purposes to assist the reader in evaluating the market performance of our common stock compared to other market participants.

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

* $100 invested on 12/31/05 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31,

	2005	2006	2007	2008	2009	2010
RAE Systems, Inc.	100.00	91.16	76.92	15.38	31.34	45.87
NYSE AMEX Composite Index	100.00	119.86	144.10	85.87	116.29	152.53
NYSE AMEX Stock Market (US Companies)	100.00	116.12	120.33	76.70	93.81	119.34
Peer Group	100.00	101.78	84.83	50.83	69.72	97.79

Effective October, 2008, the AMEX was acquired by NYSE Euronext, the holding company created by the combination of NYSE Group, Inc. and Euronext N.V. in April 2007. Since October 1, 2008, our common stock has traded on the NYSE Alternext US (“NYSE-Alt”).

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below excludes discontinued operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Consolidated Financial Statements of RAE Systems Inc. and Notes thereto, and other financial information included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results that may be expected for future periods.

				2007	2006
	2010	2009	2008	(1)(2)(3)	(4)(5)(6)(7)
	(In thousands, except share and per share data)

Operating Data:
Net sales	$87,053	$74,993	$83,045	$79,038	$67,721
Gross profit	$52,301	$39,578	$44,147	$36,452	$35,523
Operating income (loss) from continuing operations	$6,039	$(3,881)	$(4,253)	$(3,574)	$(2,871)
Income (loss) from continuing operations	$5,273	$(3,257)	$(5,719)	$(9,930)	$(1,418)
Basic income (loss) per common share from continuing operations	$0.09	$(0.06)	$(0.10)	$(0.17)	$(0.03)
Diluted income (loss) per common share from continuing operations	$0.09	$(0.06)	$(0.10)	$(0.17)	$(0.03)
Weighted-average common shares:
Basic outstanding shares	59,438,722	59,366,850	59,204,262	58,852,172	58,424,970
Diluted outstanding shares	59,575,225	59,366,850	59,204,262	58,852,172	58,424,970
Balance Sheet Data:
Working capital	$31,102	$31,676	$37,146	$40,850	$36,641
Total assets	$72,107	$78,874	$81,175	$85,343	$89,753
Long-term liabilities	$6,399	$7,822	$8,358	$10,442	$5,441
Total RAE Systems Inc. shareholders’ equity	$38,575	$39,029	$43,216	$46,356	$56,179

The following information summarizes events that affect comparability of the information reflected in selected financial data:

(1)	In January 2007, the Company entered into an agreement to purchase the intellectual properties of Tianjin Securay Technology Ltd. Co. for approximately $1.5 million. Including transactions entered into during fiscal 2006, the total purchase price was $2.0 million in cash.

(2)	In August 2007, the Board of Directors approved the discontinuation of the Company’s DVR business. Impairment expenses recognized in fiscal 2007 totaled $4.2 million.

(3)	In December 2007, the Company sold its headquarters building in San Jose, California for $12.7 million and leased back the facility for a period of 10 years. The Company recognized a gain on sale of $0.4 million in 2007 and recorded a deferred gain of $6.3 million. The deferred gain will be recognized in income straight-line over the life of the leaseback beginning in January 2008.

(4)	RAE Fushun joint venture was formed in December 2006. The fair value of assets acquired and liabilities assumed were included in the consolidated balance sheet as of December 31, 2006. There were no operating activities recorded in 2006.

(5)	The Company purchased an additional 32% ownership in RAE Beijing in July 2006. The Company has consolidated RAE Beijing since 2004. With the purchase in July 2006, minority shareholder’s interest was reduced to 4%.

(6)	In July 2006, the Company purchased Aegison Corporation. The fair value of assets acquired and liabilities assumed were included in the consolidated balance sheet as of December 31, 2006.

(7)	As of December 31, 2006, the Company was in the process of acquiring Securay. The Company recorded $820,000 of acquisition in progress as of December 31, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2006, we made two significant business investments in China. First in July 2006, we increased our ownership in RAE Beijing to 96%. RAE Beijing produces, sells and distributes safety and security solutions for the chemical, oil and gas, metals and energy sectors in China. In December 2006 we formed RAE Fushun to serve the coal mine safety market in China. This joint venture was 30% owned by Fushun Anyi and 70% owned by RAE Systems. On January 12, 2011, we entered into a definitive agreement to sell our 70 percent ownership of RAE Fushun to the Shenyang Research Institute of China Coal Research Institute. The agreement is expected to close within 180 days of signing the definitive agreement and is subject to customary closing conditions. In China, our focus is on growing the environmental protection market and the industrial sector, including oil and gas, petro-chemicals, steel, and telecommunications.

We offer a complete line of products to meet the requirements of the various markets we serve. Products range from breathing zone single sensor products for specific toxic chemicals (ToxiRAE 3) to multi-gas monitors (QRAE 2) to handheld instruments (MiniRAE 3000, ppbRAE 3000 and UltraRAE) to measure total and specific volatile organic compounds, and wireless monitors for industrial and public safety applications (AreaRAE Steel).

We have expanded our wireless product offering with the introduction of MeshGuard, a single-gas, mesh radio-based monitor designed to replace single-gas fixed monitors in industrial environments that include steel mills, oil and gas exploration and chemical processing. We continue to improve our product offerings through advances in sensors and wireless networking technologies, including the RAELink 3 a wireless modem with integrated GPS and Bluetooth radio technology that provides a data bridge for our products and complementary products such as chemical warfare agents and particle counters. We have developed the ProRAE Guardian which represents an advanced generation of real-time wireless threat detection solutions. This new software program serves as a mobile command center for safety managers and incident commanders by connecting and relaying data from RAE Systems AreaRAE family and select third party wireless products to remote locations anywhere in the world.

In all of our markets we will continue to explore and develop strategic value added partnerships, to leverage our product and market expertise.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate the estimates, including those related to our allowance for doubtful accounts, valuation of long-lived assets, goodwill and intangible assets, valuation of deferred tax assets, inventory valuation and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments or estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, we have experienced an insignificant amount of sales returns. We generally recognize revenue when goods are shipped to our distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (FOB factory) and provide for sales returns under standard product warranty provisions. For non-standard contract terms where title to goods passes at time of delivery (FOB destination), revenue is recognized after we have established proof of delivery. Revenues relating to services performed under our extended warranty program represent less than 5% of net revenues in each of 2010, 2009, and 2008 and are recognized as earned based upon contract terms, generally ratable over the term of service. We have project revenue in Asia where we use the percentage-of-completion method. Project revenue represents less than 8% of net revenue in 2010, 2009, and 2008. Net revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping fees represent less than 1% of net revenues in each of 2010, 2009, and 2008. Shipping costs are included in cost of goods sold.

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

Long-lived Assets

We test the recoverability of long-lived assets with finite lives periodically and whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of a long-lived asset is deemed not recoverable, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value, generally the present value of estimated future cash flows or an asset’s appraised value.

In the third quarter of 2010, the Company evaluated the carrying values of its customer list and other long-lived assets at RAE Fushun. Revenues had declined significantly in the quarter and for the year to date, and the Company did not expect a near-term recovery in its coal mine safety equipment business. The Company determined that the carrying value of the customer list was more than the estimated undiscounted cash flows to be generated from the use and eventual disposition of these assets. Accordingly, the Company estimated the fair value of the customer list using a discounted cash flow analysis and recorded an impairment charge of $1.5 million, the remaining carrying amount of the asset. The impairment is included in the reported loss from discontinued operations in the Company’s Consolidated Statements of Operations.

On January 12, 2011, the Company signed a definitive agreement to sell its 70% interest in RAE Fushun to the Shenyang Research Institute of China Coal Research Institute (“Shenyang Institute”), a state-owned enterprise, for zero proceeds. ASC Topic 360, “Property, Plant and Equipment,” provides that a disposal group classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. Based on RAE Fushun’s sales price, the carrying amount of its net assets exceeded fair value as of December 31, 2010. Accordingly, the Company recorded impairment expense in the fourth quarter of 2010 totaling $4.6 million, which includes $0.2 million estimated direct transaction costs. The impairment is included in the reported loss from discontinued operations in the Company’s Consolidated Statements of Operations.

Stock-Based Compensation Expense

We estimate the fair value of each option award on the date of grant using a Black-Scholes-Merton (“BSM”) valuation model and a single option award approach. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award and recognized in expense over the requisite service period, which is generally the vesting period.

We make the following estimates and assumptions in determining stock-based compensation:

Expected Term — Our expected term represents the weighted-average period that our stock-based awards are expected to be outstanding. We have used the historical exercise patterns of previously granted options in relation to the Company’s stock price to estimate expected exercise patterns.

Expected Volatility — The Company’s expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. Management determined the historical stock price volatility for period from April 11, 2002, the commencement of public trading of the common stock, through December 31, 2002, was not likely to be representative of the future and excluded this period. Management also applies mean reversion techniques to the historical stock prices, which results in an emphasis on recent activity over the distant past, when determining the expected volatility rate to be included in the Black-Sholes-Merton valuation model.

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

Significant judgment is also required in determining the need for any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

RESULTS OF OPERATIONS

The financial data set forth below excludes discontinued operations.

Net Sales

				Percentage				Percentage
	2010	2009	Change	Change	2009	2008	Change	Change
	(In thousands)

Net sales	$87,053	$74,993	$12,060	16%	$74,993	$83,045	$(8,052)	(10)%

Net sales during 2010 increased $12.1 million, or 16%, from $75 million in 2009. The increase was primarily the result of an increase in net sales of $12.4 million, or 36%, in Americas, $0.9 million, or 6%, in Europe and the Middle East, which was partially offset by a decrease of $1.3 million, or 5%, in Asia. The increase in the Americas was primarily the result of orders related to the Gulf of Mexico oil spill of $3.3 million, an increase in sales to the U.S. government of $2.9 million and generally improved sales in the emergency response market compared with 2009. The increase in Europe and the Middle East was primarily due to sales in the oil and gas market in the Middle East, which was partially offset by foreign exchange losses attributable to the Euro and Pound Sterling of $0.8 million. The decrease in Asia was primarily the result of decreased sales in Fire and Security integrated project installation revenue at our Beijing, China operations of approximately $3.5 million; which was partially offset by increased sales of fixed system products at our Beijing, China operations and increased Asia sales outside of China, increased sales into Australia and New Zealand, and a favorable foreign exchange gain of $0.2 million

Net sales during 2009 decreased $8.1 million, or 10%, from $83 million in 2008. The decease was primarily the result of a decrease in net sales of $3.5 million, or 9%, in Americas, $3.5 million, or 12%, in Asia and $1.0 million, or 6%, in Europe and the Middle East. The decrease is primarily attributable to the negative impact of the worldwide economic downturn during the first half of 2009 and disruption of our sales activity in China due to management changes at our Beijing operations. We believe these two factors negatively impacted our sales by approximately $2.0 during 2009. Additionally the decrease in 2009 resulted from the impact of two significant non-recurring orders in 2008 totaling approximately $5.6 million: one from the United States National Guard and another from the Beijing International Airport. Approximately $0.5 million of the decrease was due to unfavorable exchange rate fluctuations.

Cost of Sales and Gross Profit

				Percentage				Percentage
	2010	2009	Change	Change	2009	2008	Change	Change
	(In thousands)

Cost of sales	$34,752	$35,415	$(663)	(2)%	$35,415	$38,898	$(3,483)	(9)%
Gross profit	$52,301	$39,578	$12,723	32%	$39,578	$44,147	$(4,569)	(10)%
Gross margin	60%	53%			53%	53%

Cost of sales in 2010 decreased $0.7 million or 2% from $35.4 million in 2009. The decrease in cost of sales was primarily due to a decrease of approximately $3.5 million associated with spreading fixed overhead costs over a higher production volume, and efficiencies resulting from moving the production of our fixed system products, sold in China, to the global manufacturing center in Shanghai; which were partially offset by approximately $2.8 million of higher material and labor cost due to higher sales volume. The gross margin increase to 60% in 2010 from 53% in 2009 was also the result of the year-over-year increase in the sales of higher margin products in the Americas and Europe.

Cost of sales in 2009 decreased $3.5 million or 9% from $38.9 million in 2008. The decrease in cost of sales was primarily the result of a decrease in net sales from $83 million in 2008 to $75 million in 2009. The gross margin remained constant at 53% in both 2009 and in 2008

Sales and Marketing Expense

				Percentage				Percentage
	2010	2009	Change	Change	2009	2008	Change	Change
	(In thousands)

Sales and marketing	$19,494	$16,354	$3,140	19%	$16,354	$17,943	$(1,589)	(9)%
Percentage of net sales	22%	22%			22%	22%

Sales and marketing expenses increased by $3.1 million or 19% in 2010. The increase in expense was due to an increase in sales commissions of approximately $1.2 million and headcount increases in the in the Americas of approximately $0.6 million, additional management bonuses of approximately $0.6 million and marketing activities to improve sales management information, web service capabilities, and brand awareness for the Company and its products of approximately $0.4 million.

Sales and marketing expenses in 2008 decreased $1.6 million or 9% from $17.9 million in 2008. The decrease was primarily due to company-wide cost-control initiatives and a ten percent workforce reduction in the Americas, at the end of the first quarter of 2008. Additional savings were realized by decreases in office expenses, advertising and trade show expenses, travel and entertainment expenses, consultant expenses and project expenses.

Research and Development Expense

				Percentage				Percentage
	2010	2009	Change	Change	2009	2008	Change	Change
	(In thousands)

Research and development	$7,077	$5,956	$1,121	19%	$5,956	$5,949	$7	0%
Percentage of net sales	8%	8%			8%	7%

Research and development expenses in 2010 increased $1.1 million, or 19%, from $6.0 million in 2009. The increase was primarily due to increased headcount and increased salaries at the RAE Engineering center in Shanghai, China and project expenses to support new product development.

Research and development expenses in 2009 increased approximately $7,000 from $5,949,000 in 2008.

General and Administrative Expense

				Percentage				Percentage
	2010	2009	Change	Change	2009	2008	Change	Change
	(In thousands)

General and administrative	$19,691	$21,149	$(1,458)	(7)%	$21,149	$21,160	$(11)	0%
Percentage of net sales	23%	28%			28%	25%

General and administrative expenses in 2010 were $19.7 million, decreased by $1.5 million, or 7%, from $21.1 million in 2009. The decrease was primarily due to the $3.5 million accrual in 2009 of management’s estimate to settle the outstanding joint investigation into the Company’s alleged violations of the FCPA, the subsequent joint settlement of $3.0 million in December 2010 which resulted in a net reduction in 2010 expenses of $0.5 million, the collection of accounts receivable that had been previously written off as bad debt of approximately $0.3 million, and lower depreciation of assets that have been fully depreciated of approximately $0.3 million, which was partially offset by fees of approximately $3.1 million paid to legal and financial advisors to the Special Committee of the Company’s Board of Directors related to the proposed transaction to take the Company private.

General and administrative expenses in 2009 decreased approximately $11,000 from $21,160,000 in 2008. While general and administrative expenses were relatively constant during 2009 and 2008, management accrued $3.5 million as its estimate to settle the outstanding joint investigation into the Company’s alleged violations of the FCPA and increased bad debt expense associated with doubtful accounts receivable of $0.8 million, which was offset by lower professional fees of $4.5 million, consisting primarily of legal fees.

Impairment of Goodwill

				Percentage				Percentage
	2010	2009	Change	Change	2009	2008	Change	Change
	(In thousands)

Impairment of goodwill	$—	$—	$—	0%	$—	$3,348	$(3,348)	(100)%
Percentage of net sales	0%	0%			0%	4%

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

Other Income (Expense)

				Percentage				Percentage
	2010	2009	Change	Change	2009	2008	Change	Change
	(In thousands)

Interest income	$66	$46	$20	43%	$46	$161	$(115)	(71)%
Interest expense	(185)	(390)	205	(53)%	(390)	(397)	7	(2)%
Other, net	(177)	277	(454)	(164)%	277	(735)	1,012	(138)%
Equity in loss of unconsolidated affiliate	(173)	(109)	(64)	59%	(109)	43	(152)	(353)%

Total other income (expense)	$(469)	$(176)	$(293)	166%	$(176)	$(928)	$752	(81)%

For 2010, total other expense of $0.5 million increased by $0.3 million, or 166%, from $0.2 million in 2009. The decrease in interest expense was primarily due to capitalizing the interest on the construction-in-progress for the Company’s new facility in Shanghai, China, offset by the increase in Other, net which is comprised primarily of net foreign exchange losses in Asia and Europe.

For 2009, total other expenses decreased by $0.8 million, or 81%, from $0.9 million in 2008. The decrease in interest income was primarily due to lower interest rates and decreased cash in interest earning accounts. The change of $1.0 million income in net other during 2009 was primarily from foreign exchange gains in Asia and Europe. The expense increase of $0.2 million in Equity in loss of unconsolidated affiliates represents the Company’s share in the unconsolidated losses of its investments in various businesses.

Income Tax (Expense) Benefit

				Percentage				Percentage
	2010	2009	Change	Change	2009	2008	Change	Change
	(In thousands)

Income tax (expense) benefit	$(297)	$800	$(1,097)	(137)%	$800	$(538)	$1,338	(249)%
Effective tax rate	5%	(20)%			(20)%	10%

Income tax expense increased $1.1 million from an income tax benefit of $0.8 million in 2009. Our effective tax rate was 5% in 2010 and 20% in 2009. The tax rate for years 2010 and 2009 differed from the United States statutory rate due to foreign earnings taxed at lower rates, foreign losses not benefited, non-deductible transaction costs, stock compensation expenses, which under ASC 718, “Stock Compensation,” are not deductible for tax purposes and changes in our valuation allowances. The Company recorded a tax benefit of approximately $0.6 million during the fourth quarter of 2010 related to the expiration of its high-tech status for its Shanghai and Beijing entities. This expiration resulted in an increase in the tax rate used to establish our deferred tax assets from 15% to 25%. We have applied for the renewal of the high-tech status in the respective jurisdictions to obtain the 15% tax rate, however, there can be no certainty that the renewal will be granted. If the high-tech status is granted we will calculate the deferred tax assets at the lower rate, of 15%, which would result in a tax expense in the period the new status is granted.

We currently have significant deferred tax assets resulting from anticipated net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. We continue to maintain a full valuation allowance for all deferred assets except for $1.5 million related to certain of our foreign entities. Based on our current projections, we believe it is “more likely than not” we will not be able realize our deferred tax assets with the exception of the $1.5 million foreign deferred tax assets. ASC 740, “Income Taxes,” requires a valuation allowance be established when it is “not more likely than not” that all or a portion of deferred tax assets will be realized. Negative evidence in the form of cumulative losses weighed heavily in the overall assessment. We believe that sufficient uncertainty exists with regard to the realizability of these tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the current and believed to be continued weakness in the overall market thereby potentially impacting our ability to sustain or grow revenues and earnings, and the length of carryback and carryforward periods. We considered expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

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

Our effective tax rate was a 20% tax expense in 2009 and a 10% tax benefit in 2008. The tax rate for 2009 and 2008 differed from the United States statutory rate due to the change in the realization of our deferred tax assets, foreign earnings taxed at lower rates, foreign earnings tax at lower rates, foreign losses not benefited, and non-deductible stock compensation deductions.

Net (Income) Loss Attributable to the Noncontrolling Interest

				Percentage				Percentage
	2010	2009	Change	Change	2009	2008	Change	Change
	(In thousands)

Net (income) loss attributable to the noncontrolling interest	$(42)	$3	$(45)	(1500)%	$3	$(148)	$151	(102)%

The noncontrolling interest in the Net income of the consolidated subsidiaries for 2010 increased $45,000 from a loss of $3,000 in 2009. The increase in the Net income attributable to the noncontrolling interest was primarily due to the income generated by RAE France, which partially offset by the losses at RAE Beijing.

The noncontrolling interest in the losses of consolidated subsidiaries for 2009 increased $151,000 from income of $148,000 in 2008. The increase in the loss attributable to the noncontrolling interest was mainly due to the increased loss generated by RAE Beijing.

Loss From Discontinued Operations

				Percentage				Percentage
	2010	2009	Change	Change	2009	2008	Change	Change
	(In thousands)

Loss from discontinued operations before income taxes	$(11,178)	$(3,541)	$(7,637)	216%	$(3,541)	$(1,653)	$(1,888)	114%
Income tax benefit	—	84	(84)	(100)%	84	—	84	0
Loss from discontinued operations, net of tax	(11,178)	(3,457)	(7,721)	223%	(3,457)	(1,653)	(1,804)	109%
Net loss attributable to the noncontrolling interest, discontinued operations	3,342	952	2,390	251%	952	368	584	159%

Loss from discontinued operations attributable to RAE Systems Inc.	$(7,836)	$(2,505)	$(5,331)	213%	(2,505)	$(1,285)	$(1,220)	95%

On December 22, 2010, the Board of Directors approved management’s plan to pursue sale of the Company’s 70% interest in RAE Coal Mine Safety Instruments (Fushun) Co., Ltd. (“RAE Fushun”), a Sino-Foreign joint venture in China. RAE Fushun had not met the Company’s revenue and earnings expectations, and the joint venture was not well positioned to capitalize on the Company’s future strategies. On January 12, 2011, the Company signed a definitive agreement to sell its 70% interest to the Shenyang Research Institute of China Coal Research Institute (“Shenyang Institute”), a state-owned enterprise, for zero proceeds. However, under the terms of the agreement the Shenyang Institute assumes all documented joint venture liabilities and will pay approximately RMB 12.25 million

(or approximately $1.85 million) intercompany balances owed to RAE Shanghai and RAE Beijing for products and services previously provided to the joint venture. As of March 15, 2011, Shenyang Institute had made scheduled payments to RAE Systems totaling RMB 6 million (or approximately $0.9 million). The Company expects to receive RMB 2 million (or approximately $0.3 million) monthly until paid in full.

The purchase agreement between RAE Systems and Shenyang Institute is subject to customary closing conditions in China, which includes obtaining certain government approvals. The Company and Shenyang Institute anticipate receiving all of the necessary approvals and final transfer of shares within six months from signing the definitive agreement. Therefore, RAE Systems provided Shenyang Institute with complete operating control of RAE Fushun as of January 12, 2011, and RAE Systems is not involved in the day-to-day management or operating activities of RAE Fushun. The Company still retains its 70% ownership in the entity until such time regulatory approvals are obtained; however, the Company does not anticipate providing any financial support or management support to the entity during this time.

ASC Topic 360, “Property, Plant and Equipment,” provides that a disposal group classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. Based on RAE Fushun’s sales price, the carrying amount of its net assets exceeded fair value as of December 31, 2010. Accordingly, the Company recorded impairment expense in the fourth quarter of 2010 totaling $4.6 million, which includes $0.2 million estimated direct transaction costs. The impairment is included in the reported loss from discontinued operations in the Company’s Consolidated Statements of Operations.

Liquidity and Capital Resources

To date, we have financed our operations primarily through operating revenues, proceeds from the issuance of equity securities and short-term bank borrowings. As of December 31, 2010, we had $16.3 million in cash and cash equivalents compared with $17.2 million on December 31, 2009.

On December 31, 2010, we had $31.1 million in working capital (current assets less current liabilities) and a current ratio (ratio of current assets to current liabilities) of 2.2 to 1.0 compared to working capital of $31.7 million and a current ratio of 2.2 to 1.0 on December 31, 2009.

In the United States, we had a $10.0 million revolving credit agreement as of December 31, 2010. The credit facility is renewed annually and as of December 31, 2010, the line was scheduled to mature on May 14, 2011. Available credit is based on a percentage of specific qualifying assets and the total facility is collateralized by a blanket security interest in the Company’s assets in the United States. We are required to comply with certain reporting requirements in addition to the ongoing requirement to submit quarterly financial statements. Interest accrues at the floating prime bank lending rate plus 100 basis points subject to a minimum total rate of 5%. In addition, the Company pays 30 basis points annually of the average unused portion of the facility. As of December 31, 2010 and 2009, we were required to maintain a compensating balance of at least $2.0 million at all times. The compensating balance is included in Restricted Cash on the Consolidated Balance Sheets. The compensating balance requirement was released in January 2011. As of December 31, 2010 and 2009, $1.8 million was outstanding against the revolving credit agreement and interest was accruing at 5% per annum.

Financial covenants under the revolving credit agreement 1) require us to maintain specified trailing two-quarter minimum earnings before interest, depreciation, amortization and non-cash stock compensation expenses and 2) limits the size of potential monetary penalties under the FCPA to $3.5 million. As a result of the impairment expense incurred to discontinue operations in Fushun, China, we were in default of the trailing two-quarter minimum earnings requirement for the period ended December 31, 2010. However, the lender issued a waiver for the non compliance. During the fourth quarter of 2010, we settled our FCPA violation with the DOJ and SEC for $3.0 million of which $1.3 million was paid in December 2010 and $1.7 million was paid in January 2011.

In March 2011, we amended the credit facility to extend the maturity date to the earlier of June 15, 2011 or consummation of a merger with Vector Capital and exclude the assets and liabilities held for sale of RAE Fushun from the financial covenants. (Refer to “Note 13. Subsequent Events” for details of the Merger Agreement). The amendment also allows borrowings of up to $2 million on a non-formula basis and increases the interest rate on such borrowings to the floating prime bank lending rate plus 400 basis points.

In China, we did not renew our credit facility and repaid our RMB 15 million, or approximately $2.2 million, bank loan at maturity in October 2010. At this time, cash balances in China are sufficient to fund operations; however, we may seek a new financing facility in the future.

In November 2009, RAE Fushun borrowed RMB 10.0 million, or approximately $1.5 million, for a term of 18 months to provide working capital. Loan repayment is guaranteed by an unrelated third party, to whom RAE Fushun granted a lien over its wholly owned plant and associated land rights. As a condition of the loan, the lending bank required a deposit of approximately $0.1 million from the guarantor. This deposit was funded by RAE Fushun from the loan proceeds. In January 2011, we signed a definitive agreement to sell our 70% interest in RAE Fushun to the Shenyang Research Institute of China Coal Research Institute, who took immediate and complete operating control. RAE Fushun is included in our financial statements as a discontinued operation, and RAE Systems, is not involved in the day-to-day management or operating activities of RAE Fushun. The Company still retains 70% ownership in the entity until such time regulatory approvals are obtained; however, the Company does not anticipate providing any further financial support or management support to the entity during this time. (Refer to “Note 2. Discontinued Operation” for details of the transaction).

We believe our existing balances of cash and cash equivalents, together with cash generated from product sales, will be sufficient to meet our cash needs for working capital, debt service and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. Any future financing we may require may not be available on favorable terms, if at all. Any difficulty in obtaining additional financial resources could force us to curtail our operations or could prevent us from pursuing our growth strategy. Any future funding may dilute the ownership of our shareholders.

Our Consolidated Statements of Cash Flows for 2010, 2009 and 2008 may be summarized as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net cash provided by (used in) :
Operating activities	$3,776	$7,657	$3,178
Investing activities	(3,421)	(5,000)	(3,351)
Financing activities	(2,699)	954	(1,391)
Effect of exchange rate changes on cash and cash equivalents	146	72	503

Net increase (decrease) in cash and cash equivalents	$(2,198)	$3,683	$(1,061)

Operating Activities

For the year ended December 31, 2010, net cash provided by operating activities of $3.8 million, with $4.8 million from continuing operations and ($1.0) million from discontinued operations, was due to the following:

•	Non-cash charges included in our income from continuing operations of $5.3 million totaled $2.5 million. Our principal non-cash expenses were as follows: $1.7 million depreciation and amortization; $0.8 million provision for doubtful accounts; and $1.1 million stock-based compensation. These non-cash expenses were partially offset by $0.6 million in gains on disposal of property and equipment; $0.7 million in deferred income tax benefits; and other net losses of $0.2 million.

•	The net change in operating assets and liabilities from continuing operations which consumed cash flow of $3.0 million. Cash was applied to increase inventories by $2.0 million, and to reduce accounts payable, accrued expense and prepaid expense by $0.4 million, $0.8 million and $0.3 million respectively. Cash was contributed by the collection of $0.5 million income taxes receivable and the $0.4 million increase to income taxes payable. The net change in other operating assets and liabilities used cash totaling $0.3 million.

For the year ended December 31, 2009, net cash provided by operating activities of $7.7 million, with $7.6 million from continuing operations and $0.1 million from discontinued operations was due to the following:

•	Non-cash charges included in our loss from continuing operations of $3.3 million totaled $3.8 million. Our principal non-cash expenses were as follows: $2.2 million depreciation and amortization; $1.1 million provision for doubtful accounts; and $1.3 million stock-based compensation and other expenses of $0.2 million. These non-cash expenses were partially offset by $0.6 million in gains on disposal of property and equipment and $0.4 million in deferred income tax benefits.

•	The net change in operating assets and liabilities from continuing operations which generated cash flow of $7.0 million. Cash was primarily provided by the managed reduction of $5 million in inventories. Additional cash flow was contributed by increases to accounts payable and accrued liabilities of $1.4 million, $1.7 million, respectively. Cash was applied to reduce accounts payable to affiliate by $0.3 million. The net change in other operating assets and liabilities used cash totaling $0.8 million.

For the year ended December 31 2008, net cash provided by operating activities of $3.2 million, with $2.4 million from continuing operations and $0.8 million from discontinued operations was due to the following:

•	Non-cash charges included in our loss from continuing operations of $5.7 million totaled $6.1 million. Our principal non-cash expenses were as follows: $3.3 million reduction in goodwill; $2.4 million depreciation and amortization; $1.6 million stock-based compensation; and $0.6 million provision for doubtful accounts. These non-cash expenses were partially offset by $0.6 million in gains on disposal of property and equipment; $1.2 million in deferred income tax benefits.

•	The net change in operating assets and liabilities from continuing operations which generated cash flow of $2.0 million. Cash was primarily provided by decline in accounts receivable and trade notes receivable of $1.3 million and 1.2 million respectively. Other operating accounts used net cash of $0.5 million.

Investing Activities

During 2010, cash of $3.1 million was invested the in construction and outfitting at our new manufacturing facility in Shanghai, China.

During 2009, investing activities primarily consisted of ongoing construction and outfitting activities at our new facility in Fushun, China and payment for land use rights and pre-construction site improvements in Shanghai. In December 2008, we purchased the land use rights for 50 years to 5 acres of land in Shanghai. We plan to use this site to construct a new manufacturing and research and development facility, which will replace our current Shanghai facility. Construction began during the first quarter of 2010. Upon completion, we intend to vacate our existing leased facility. Based on discussions with Shanghai government officials, our landlord, we believe we will be able to terminate the lease without penalty. Negotiations for project and long-term financing arrangements are ongoing. However, no assurance can be given that we will be able to arrange financing terms acceptable to us or that we will not be subject to lease termination penalties.

During 2008, cash used in investing activities was primarily used to complete and occupy the manufacturing facility in Fushun, China. The total project in Fushun also includes administrative offices, a research and development facility and living quarters. The estimated cost to complete the project was approximately $2.3 million. However, we have not committed to a timeline for the remaining construction.

Financing Activities

During 2010, we repaid a $2.3 million bank loan in Shanghai, China at maturity. We also made principal payments totaling $0.4 million on notes payable to related parties for the acquisition of RAE Beijing. These payments were made from general working capital. The next scheduled principal payment on the notes payable to related parties is in July 2011. In order to redeploy cash balances, we declared a dividend at RAE Beijing. As a result, a dividend of $0.1 million was paid to the noncontrolling interest.

The cash provided by financing activities of $1.0 million in 2009 was primarily from bank borrowings (net of payments made) of $2.9 million. As disclosed above in the discussion of banking relationships, $1.5 million was borrowed by RAE Fushun (discontinued operation) for working capital. In addition, we borrowed $1.4 million to fund the purchase of land use rights in Shanghai for the construction of a new manufacturing facility as discussed in investing activities above.

We also made principal payments totaling $1.9 million to reduce the notes payable to related parties for the acquisition of RAE Beijing. These payments were made from general working capital. The next scheduled principal payment was in July 2010.

Cash used in financing activities of $1.4 million in 2008 was primarily applied to payments on related party notes totaling $1.2 million and payments on bank lines of credit of $0.2 million, net of amounts borrowed. The bank lines of credit provide working capital for our operations in the United States and China.

Commitments and Contingencies

Summary of Obligations

The following table quantifies our known contractual obligations in tabular form as of December 31, 2010. These obligations impact our short and long-term liquidity and capital resource needs. Certain of these contractual obligations are reflected in the Consolidated Balance Sheets, while others are disclosed as future obligations.

		Less than		3-5	After
	Total	1 Year	1-3 Years	Years	5 Years
	(In thousands)

Contractual Obligations
Amounts reflected in Consolidated Balance Sheets:
Notes payable to related parties(1)	$278	$278	$—	$—	$—
Deferred gain on sale of real estate(2)	4,444	635	1,270	1,270	1,269
Deferred revenue	1,333	557	605	171	—
Other long-term liabilities	1,491	—	20	119	1,352
Other cash obligations not reflected in Consolidated Balance Sheets:
Operating lease obligations(3)	9,153	1,598	2,770	2,435	2,350
Open purchase orders(3)(4)	7,212	7,046	166	—	—

Total	$23,911	$10,114	$4,831	$3,995	$4,971

(1)	For further discussion surrounding notes payable-related parties, refer to “Note 10. Related Party Transactions” to the Consolidated Financial Statements.

(2)	For further discussion surrounding deferred gain on sale of real estate, refer to “Note 3. Balance Sheet Details” to the Consolidated Financial Statements.

(3)	For further discussion surrounding purchase and lease obligations, refer to “Note 7. Commitments and Contingencies” to the Consolidated Financial statements.

(4)	Represents estimated cancelable open purchase orders to purchase inventory and other goods and services in the normal course of business to meet operational requirements.

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

Uncertain Tax Positions

As of December 31, 2010, the liability for uncertain tax positions, including associated interest and penalties, was approximately $1.0 million. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for entities with a reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. The adoption of these changes had no material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (amendments to FASB ASC Topic 805, Business Combinations). The guidance in ASU 2010-29 provides amendments to clarify the acquisition date which should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15,

2010. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (amendments to FASB ASC Topic 350, Intangibles — Goodwill and Other). The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Interest Rate Risk

As of December 31, 2010, we had cash and cash equivalents of $16.3 million and restricted cash of $2.0 million. The Company had no other significant interest bearing assets. Over time changes to interest rates may reduce or increase our interest income, but the impact on our net income (loss) or the fair value of our interest bearing assets is not expected to be significant.

Our borrowings in China have generally been at fixed interest rates or at rates fixed for 12 months, and no adjustable rate debt was outstanding there as of December 31, 2010. The outstanding balance under our line of credit in the United States bears interest at the floating prime bank lending rate plus 100 basis points subject to a minimum total rate of 5%. As the prime rate as of December 31, 2010 was 3.25%, our cost of funds in the United States will not increase until the prime rate rises by more than 75 basis points. On an outstanding balance of $1.8 million, the loan balance in the United States on December 31, 2010, annual interest expense would increase by $1,800 for each basis point thereafter.

Foreign Currency Exchange Rate Risk

For the year ended December 31, 2010, a substantial portion of our recognized revenue was denominated in U.S. dollars generated primarily from customers in the Americas (54%). Revenue generated from our European operations (18%) was primarily in Euros; revenue generated by our Asia operations (28%) was primarily in RMB. We manufacture a majority of our component parts at our manufacturing facility in Shanghai, China. Since January 2010, our operations in China have been affected by currency fluctuations due to an approximate 3.4% appreciation of the RMB relative to the U.S. dollar.

Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on lower cost capacity and efficiencies in supply-chain management. In 2004 and 2006, we made a strategic investment with the acquisition of a 96% interest in RAE Beijing, a Beijing-based manufacturer and distributor of environmental safety and security equipment. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the U.S. dollar and other currencies. If, for example, there was a hypothetical 10% change in the RMB relative to the U.S. dollar, the effect on our income from continuing operations would have been approximately $0.7 million for fiscal 2010. If the currencies in all other countries in Europe and Asia where we have operations were to change in unison with the RMB by a hypothetical 10% relative to the U.S. dollar, the effect on our loss would have been approximately $0.3 million for fiscal 2010. The difference of $0.4 million is attributable to the impact of foreign currencies outside of China.

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

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2010, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were effective.

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

Management has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of an independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation of an independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of 2011 Changes to Management and Operational Involvement in RAE Fushun

As of January 12, 2011, management entered into a definitive agreement to sell our 70 percent ownership of RAE Fushun to the Shenyang Research Institute of China Coal Research Institute. At that time, RAE Systems and RAE Fushun management allowed Shenyang Research Institute to begin managing and operating the entity without the involvement of RAE Systems or RAE Fushun management. As a result, from January 12, 2011, RAE Systems has had no day-to-day management or operating involvement in RAE Fushun and therefore no control oversight over the entity’s financial information. Accordingly, management believes that a material weakness in internal control over financial reporting related to this matter exists as of March 31, 2011.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.” The remaining information required by this item is incorporated herein by reference from the information to be contained in the Company’s 2011 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”). The 2011 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the information to be contained in the Company’s 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the information to be contained in the Company’s 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the information to be contained in the Company’s 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from the information to be contained in the Company’s 2011 Proxy Statement.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

See the index of the Consolidated Financial Statements of this Form 10-K.

(2) Financial Statement Schedules

Schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3) Exhibits

See Index to Exhibits on page 39 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert I. Chen Robert I. Chen	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2011

/s/ Randall Gausman Randall Gausman	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011

/s/ Peter C. Hsi Peter C. Hsi	Chief Technology Officer and Director	March 31, 2011

/s/ Lyle D. Feisel Lyle D. Feisel	Director	March 31, 2011

/s/ Sigrun Hjelmqvist Sigrun Hjelmqvist	Director	March 31, 2011

/s/ Keh-Shew Lu Keh Shew Lu	Director	March 31, 2011

/s/ James W. Power James W. Power	Director	March 31, 2011

/s/ Susan Wang Susan Wang	Director	March 31, 2011

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of Registrant(1)
3.2	Amended and Restated Bylaws of Registrant(3)
4.1	Specimen certificate representing the common stock of Registrant(1)
10.0	Form of Indemnity Agreement between the Registrant and the Registrant’s directors and officers(1)
10.1	RAE Systems Inc. 2007 Equity Incentive Plan(2)
10.2	RAE Systems Inc. 2002 Stock Option Plan(1)
10.3	RAE Systems Inc. 1993 Stock Plan(1)
10.4	Form of Stock Option Agreement under the Registrant’s 2007 Equity Incentive Plan(9)
10.5	Lease Agreement by and between Inland American/Stephens (N First) Ventures, LLC and RAE Systems Inc., dated December 20, 2007(9)
10.6	Purchase and Sale Agreement by and between D.R. Stephens & Company, LLC and RAE Systems Inc., dated November 9, 2007(9)
10.7	Manufacturing Building Lease Agreement by and between Shanghai China Academic Science High Tech Industrial Park Development Co., Ltd. and RAE Systems(Asia), Ltd., incorporated in Hong Kong, dated September 15, 2001(1)
10.8	Lease Agreement by and between Shanghai Institute of Metallurgy Research, Chinese Academy of Sciences and WARAE Instrument(Shanghai) Incorporated, incorporated in Jiading, Shanghai, dated January 8, 1999(1)
10.9	Form of Share Transfer Agreement by and between RAE-KLH shareholders and RAE Systems Asia (Hong Kong) Ltd.(4)
10.10	Separation Agreement and General Release of Claims by and between Donald W. Morgan and the Registrant dated August 8, 2006(5)
10.11	RAE System’s Inc. Management Incentive Plan(6)
10.12	Employment Offer Letter by and between Randall Gausman and the Registrant dated October 17, 2006(7)
10.13	Loan and Security Agreement dated as of March 14, 2007 between Silicon Valley Bank and the Registrant(8)
10.14	Joint Venture Agreement by and between Liaoning Coal Industry Group Co., Ltd. and RAE Systems (Asia), Ltd. dated December 10, 2006(8)
10.15	Separation Agreement and General Release of Claims by and between Rudy Mui and the Registrant dated March 4, 2008(9)
10.16	Form of Indemnity Agreement between RAE Systems Inc. and each of its directors and executive officers(10)
10.17	Equity Transfer Contract between RAE Systems (Asia) Limited and Shenyang Research Institute of China Coal Research Institute dated January 12, 2011(11)
10.18	Settlement Agreement among the Registrant, Shenyang Research Institute of China Coal Research Institute, et al. dated January 12, 2011(11)
10.19	Amendment No. 9 to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 1, 2010(11)
10.20	Amendment No. 10 to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated January 12, 2011(11)
10.21	Amendment No. 11 to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated March 28, 2011(11)
10.22	Final Judgment as to Defendant RAE Systems Inc. (vs. the Securities and Exchange Commission) dated December 14, 2010(11)
10.23	Settlement Agreement between the Department of Justice and the Registrant dated December 10, 2010(11)

Exhibit
Number	Description of Document

21.1	Subsidiaries of the Registrant(9)
23.2	Consent of Deloitte & Touche LLP(11)
24.1	Power of Attorney(11) (included on signature page)
31.1	Certifications of Robert I. Chen, President and Chief Executive Officer of Registrant, pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(11)
31.2	Certifications of Randall Gausman, Vice President and Chief Financial Officer of Registrant, pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002(11)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(11)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(11)

(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q, for the quarter ended March 31, 2002 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on June 19, 2007 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on December 21, 2007 and incorporated herein by reference.

(4)	Previously filed on August 8, 2006 as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on August 8, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on August 16, 2006 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K on October 18, 2006 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(11)	Filed herewith.

RAE Systems Inc.

Consolidated Financial Statements
As of December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
RAE Systems Inc.

We have audited the accompanying consolidated balance sheets of RAE Systems Inc. and subsidiaries (collectively the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2010. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

San Jose, California
March 31, 2011

RAE SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands, except share and par value data)

ASSETS
Current assets:
Cash and cash equivalents	$16,296	$17,153
Restricted cash	2,000	2,000
Trade notes receivable	2,018	1,527
Accounts receivable, net of allowances of $3,539 and $2,675, respectively	14,286	14,735
Accounts receivable from affiliate	200	322
Inventories	11,546	9,308
Prepaid expenses and other current assets	4,557	3,339
Income taxes receivable	130	659
Current assets of discontinued operation	6,093	10,130

Total current assets	57,126	59,173

Property and equipment, net	10,730	7,582
Intangible assets, net	196	544
Investments in unconsolidated affiliates	184	358
Other assets	393	1,325
Noncurrent assets of discontinued operation	3,478	9,892

Total assets	$72,107	$78,874

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,475	$5,725
Accounts payable to affiliate	25	92
Bank lines of credit	1,814	4,026
Accrued liabilities	11,957	11,962
Notes payable to related parties, current	278	370
Income taxes payable	128	—
Deferred revenue, current	557	603
Current liabilities of discontinued operation	5,790	4,719

Total current liabilities	26,024	27,497

Deferred revenue, non-current	776	615
Deferred tax liabilities, non-current	141	—
Deferred gain on sale of real estate	3,809	4,444
Other long-term liabilities	1,491	761
Notes payable to related parties, non-current	—	363
Noncurrent liabilities of discontinued operation	182	1,639

Total liabilities	32,423	35,319

COMMITMENTS AND CONTINGENCIES (NOTE 7)

EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized; 59,512,064 and 59,438,328 shares issued and outstanding as of December 31, 2010 and 2009, respectively	59	59
Additional paid-in capital	65,041	63,832
Accumulated other comprehensive income	7,786	6,844
Accumulated deficit	(34,311)	(31,706)

Total RAE Systems Inc. shareholders’ equity	38,575	39,029
Noncontrolling interest	1,109	4,526

Total equity	39,684	43,555

Total liabilities and equity	$72,107	$78,874

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Net sales	$87,053	$74,993	$83,045
Cost of sales	34,752	35,415	38,898

Gross profit	52,301	39,578	44,147

Operating expenses:
Sales and marketing	19,494	16,354	17,943
Research and development	7,077	5,956	5,949
General and administrative	19,691	21,149	21,160
Impairment of goodwill	—	—	3,348

Total operating expenses	46,262	43,459	48,400

Operating income (loss) from continuing operations	6,039	(3,881)	(4,253)
Other income (expense):
Interest income	66	46	161
Interest expense	(185)	(390)	(397)
Other, net	(177)	277	(735)
Equity in (loss) gain of unconsolidated affiliates	(173)	(109)	43

Income (loss) from continuing operations before income taxes	5,570	(4,057)	(5,181)
Income tax (expense) benefit	(297)	800	(538)

Income (loss) from continuing operations	5,273	(3,257)	(5,719)
Loss from discontinued operations, net of tax	(11,178)	(3,457)	(1,653)

Net loss	(5,905)	(6,714)	(7,372)
Net (income) loss attributable to the noncontrolling interest, continuing operations	(42)	3	(148)
Net loss attributable to the noncontrolling interest, discontinued operations	3,342	952	368

Net loss attributable to the noncontrolling interest	3,300	955	220

Net loss attributable to RAE Systems Inc.	$(2,605)	$(5,759)	$(7,152)

Earnings per common share — basic:
Continuing operations	$0.09	$(0.06)	$(0.10)
Discontinued operations	(0.13)	(0.04)	(0.02)

Net loss per common share — basic	$(0.04)	$(0.10)	$(0.12)

Earnings per common share — diluted:
Continuing operations	$0.09	$(0.06)	$(0.10)
Discontinued operations	(0.13)	(0.04)	(0.02)

Net loss per common share — diluted	$(0.04)	$(0.10)	$(0.12)

Weighted average common shares outstanding — basic	59,439	59,367	59,204
Dilutive stock options	136	—	—

Weighted average common shares outstanding — diluted	59,575	59,367	59,204

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Income	Deficit	Interest	Total
	(In thousands, except share data)

January 1, 2008	59,171,980	$59	$60,957	$4,135	$(18,795)	$5,385	$51,741
Components of comprehensive loss:
Net loss	—	—	—	—	(7,152)	(220)	(7,372)
Foreign currency translation adjustments	—	—	—	2,420	—	316	2,736

Total comprehensive loss							(4,636)

Exercise of stock options	149,458	—	43	—	—	—	43
Repurchase of restricted common stock	(27,524)	—	(44)	—	—	—	(44)
Stock issued for services	150,000	—	210	—	—	—	210
Stock-based compensation expense	—	—	1,383	—	—	—	1,383

December 31, 2008	59,443,914	59	62,549	6,555	(25,947)	5,481	48,697
Components of comprehensive loss:
Net loss	—	—	—	—	(5,759)	(955)	(6,714)
Foreign currency translation adjustments	—	—	—	289	—		289

Total comprehensive loss							(6,425)

Repurchase of restricted common stock	(5,586)	—	(7)	—	—	—	(7)
Stock-based compensation expense	—	—	1,290	—	—	—	1,290

December 31, 2009	59,438,328	59	63,832	6,844	(31,706)	4,526	43,555
Components of comprehensive loss:
Net loss	—	—	—	—	(2,605)	(3,300)	(5,905)
Foreign currency translation adjustments	—	—	—	942	—	—	942

Total comprehensive loss							(4,963)

Dividend paid	—	—	—	—	—	(117)	(117)
Exercise of stock options	85,822	—	76	—	—	—	76
Repurchase of restricted common stock	(12,086)	—	(10)	—	—	—	(10)
Stock-based compensation expense	—	—	1,143	—	—	—	1,143

December 31, 2010	59,512,064	$59	$65,041	$7,786	$(34,311)	$1,109	$39,684

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,905)	$(6,714)	$(7,372)
Loss from discontinued operations	(11,178)	(3,457)	(1,653)

Income (loss) from continuing operations	5,273	(3,257)	(5,719)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,683	2,219	2,381
Provision for doubtful accounts	768	1,145	606
Gain on disposal of property and equipment	(624)	(632)	(586)
Stock-based compensation expense	1,143	1,290	1,593
Equity in loss (gain) of unconsolidated affiliates	173	109	(43)
Deferred income tax (benefit) expense	(667)	(380)	(1,221)
Amortization of discount on notes payable to related parties	40	85	52
Impairment of goodwill	—	—	3,348
Changes in operating assets and liabilities:
Accounts receivable	(239)	129	1,268
Accounts receivable from affiliate	127	(221)	(77)
Trade notes receivable	(434)	(314)	1,157
Inventories	(2,048)	5,018	1,050
Prepaid expenses and other current assets	(284)	95	17
Income taxes receivable	529	237	1,167
Other assets	192	3	557
Accounts payable	(375)	1,385	(1,357)
Accounts payable to affiliate	(69)	(290)	(52)
Accrued liabilities	(822)	1,715	(1,757)
Income taxes payable	359	(439)	(287)
Deferred revenue	114	(98)	314
Other liabilities	(6)	(198)	(32)

Net cash provided by operating activities of continuing operations	4,833	7,601	2,379
Net cash (used in) provided by operating activities of discontinued operations	(1,057)	56	799

Net cash provided by operating activities	3,776	7,657	3,178

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	—	(2,000)	—
Acquisition of property and equipment	(3,192)	(1,842)	(896)
Proceeds from sale of net assets	78	73	65

Net cash used in investing activities of continuing operations	(3,114)	(3,769)	(831)
Net cash used in investing activities of discontinued operations	(307)	(1,231)	(2,520)

Net cash used in investing activities	(3,421)	(5,000)	(3,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	76	—	43
Repurchases of common stock	(11)	(7)	(44)
Dividends paid	(117)	—	—
Borrowings from bank lines of credit	—	4,092	4,961
Payments on bank lines of credit	(2,248)	(2,649)	(5,195)
Payments on payables to related parties	(399)	(1,880)	(573)

Net cash used in financing activities of continuing operations	(2,699)	(444)	(808)
Net cash provided by (used in) financing activities of discontinued operations	—	1,398	(583)

Net cash (used in) provided by financing activities	(2,699)	954	(1,391)

Effect of exchange rate changes on cash and cash equivalents	146	72	503
(Decrease) increase in cash and cash equivalents	(2,198)	3,683	(1,061)
Cash and cash equivalents at beginning of year	18,528	14,845	15,906

Cash and cash equivalents at end of year	16,330	18,528	14,845
Less cash and cash equivalents of discontinued operations at end of year	34	1,375	1,149

Cash and cash equivalents of continuing operations at end of year	$16,296	$17,153	$13,696

Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$(166)	$(10)	$687
Cash paid for interest by continuing operations, net of amounts capitalized	281	729	325
Cash paid for interest by discontinued operations, net of amounts capitalized	122	21	8
Non-cash investing and financing activities:
Unpaid property and equipment of continuing operations	456	1,264	1,082
Unpaid property and equipment of discontinued operations	—	10	18

See accompanying notes to consolidated financial statements.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

As a result of an independent investigation conducted by the Audit Committee of the Board of Directors during fiscal year 2008, the Company made a voluntary disclosure to the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) that the Company may have violated the United States Foreign Corrupt Practices Act (“FCPA”). The Company cooperated with the DOJ and the SEC in connection with their review of the matter and accrued $3.5 million in the third quarter of 2009 for the potential settlement of this matter. In December 2010, the Company settled all outstanding issues with regard to this matter in separate agreements with the DOJ and the SEC. Pursuant to these agreements, the Company agreed to pay a $1.7 million criminal penalty to the DOJ and $1.3 million in restitution and interest to the SEC. The Company also agreed to advise the DOJ and the SEC periodically until December 2013 on its ongoing efforts to ensure continued compliance with the FCPA.

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

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asia using the percentage-of-completion method. Net sales also include amounts billed to customers for shipping and handling. The Company’s shipping costs are included in cost of sales.

The Company introduced a software product in late 2010, ProRAE Guardian, which represents an advanced generation of real-time wireless threat detection solutions. The Company sells this product as a time-based license on a stand-alone basis and recognizes the related revenue ratably over the contractual period with the customer. Revenue recognized from the sale of this product in 2010 was not material to the Company’s financial statements.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, trade notes receivable and accounts receivable. The Company places its domestic and foreign cash and cash equivalents with large, creditworthy financial institutions, primarily in the United States and the People’s Republic of China. U.S. cash balances are insured by the Federal Deposit Insurance Company up to $250,000 per bank. As of December 31, 2010 and 2009, the Company had deposits in excess of insured limits of approximately $10.9 million and $5.7 million, respectively. The Company also had deposits at several foreign financial institutions, which are not insured, that summed to approximately $7.1 million and $13.2 million as of December 31, 2010 and 2009, respectively.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost computed on a first-in, first-out basis, or market. The Company establishes inventory provisions when conditions exist that suggest its

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for its products and market conditions. When recorded, write-downs are intended to reduce the carrying value of the inventory to its net realizable value. If actual demand for specified products deteriorates, or market conditions are less favorable than those projected, additional write-downs may be required.

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

Advertising Costs

The Company expenses all advertising costs as incurred. For the years ended December 31, 2010, 2009 and 2008, advertising expense was $80,000, $190,000 and $300,000, respectively.

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

Purchased intangible assets other than goodwill are amortized over their estimated useful lives unless these lives are determined to be indefinite. Purchased intangibles are carried at cost, less accumulated amortization. Amortization is generally computed using either the straight-line method or an accelerated method based on the pattern of expected usage over the estimated useful lives of the respective assets, currently 5 months to 2.5 years.

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

The carrying amount of notes payable to related parties approximates fair value as the Company has discounted these non-interest bearing notes payable at an interest rate commensurate with commercial borrowing rates available to the Company in China. As of December 31, 2010 and 2009, the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of common stock equivalents, such as options and warrants, to the extent the impact is dilutive. For 2010 the Company earned income from continuing operations, a loss from discontinued operations, and a net loss available to common shareholders. The number of anti-dilutive shares excluded from the diluted earnings per share calculations for 2010 was 5,221,584.

As the Company incurred net losses for the years ended December 31, 2009 and 2008, the effect of potentially dilutive securities on diluted net loss per share computations was anti-dilutive. The number of anti-dilutive shares excluded from the diluted net loss per common share calculation for 2009 and 2008 was 5,539,961 and 4,402,461, respectively.

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

Wholly-owned China subsidiaries are not required to make appropriations to the enterprise expansion reserve; however, the China subsidiaries are required to appropriate not less than 10% of their net income determined under PRC GAAP to the general reserve. Appropriations to the general reserve are limited to 50% of each China subsidiary’s registered capital. Appropriations to the staff welfare and bonus reserve are determined by the board of directors. The total appropriation of retained earnings to the Company’s statutory reserves totaled $2.7 million and $2.7 million at December 31, 2010 and 2009, respectively.

Variable Interest Entities

S.A.R.L. RAE France (“RAE France”) is the exclusive distributor of RAE Systems products in France. RAE Systems owns 49% of RAE France’s common stock and is the distributor’s largest shareholder. Although the operations of RAE France generally are independent of RAE Systems, through governance rights, the Company may direct RAE France’s business strategies. The Company has identified RAE France as a variable interest entity with RAE Systems as the primary beneficiary since inception in the fourth quarter of 2004. Accordingly, the Company has consolidated RAE France since December 2004.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RAE France had total sales of $2.7 million, $2.4 million and $2.7 million in 2010, 2009 and 2008, respectively. The carrying amounts of the major classes of RAE France assets and liabilities included in the Company’s Consolidated Balance Sheets were as follows:

	December 31,	December 31,
	2010	2009
	(In thousands)

Cash and cash equivalents	$194	$299
Accounts receivable	584	438
Inventories	209	198
Prepaid expenses and other current assets	119	142

Total current assets	1,106	1,077
Other non-current assets	40	77

Total assets	$1,146	$1,154
Accounts payable	$25	$24
Accrued liabilities	339	332

Total current liabilities	$364	$356

There were no restrictions or other special conditions on the assets or liabilities of RAE France.

Segment Reporting

FASB Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting,” establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-makers are the Chief Executive Officer and the Chief Financial Officer. Although the Company’s operating segments consist of entities geographically based in the Americas, Asia and Europe, the Company operates in a single reporting segment worldwide in the sale of portable and wireless chemical and radiation detection products and related services. Accordingly, the Company operated as one reportable segment during the years ended December 31, 2010, 2009 and 2008.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for entities with a reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. The adoption of these changes had no material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (amendments to FASB ASC Topic 805, Business Combinations). The guidance in ASU 2010-29 provides amendments to clarify the acquisition date which should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (amendments to FASB ASC Topic 350, Intangibles — Goodwill and Other). The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2.	Discontinued Operation

On December 22, 2010, the Board of Directors approved management’s plan to pursue sale of the Company’s 70% interest in RAE Coal Mine Safety Instruments (Fushun) Co., Ltd. (“RAE Fushun”), a Sino-Foreign joint venture in China. RAE Fushun had not met the Company’s revenue and earnings expectations, and the joint venture was not well positioned to capitalize on the Company’s future strategies. On January 12, 2011, the Company signed a definitive agreement to sell its 70% interest to the Shenyang Research Institute of China Coal Research Institute (“Shenyang Institute”), a state-owned enterprise, for zero proceeds. However, under the terms of the agreement the Shenyang Institute assumes all documented joint venture liabilities and will pay approximately RMB 12.25 million (or approximately $1.85 million) intercompany balances owed to RAE Shanghai and RAE Beijing for products and services previously provided to the joint venture. As of March 15, 2011, Shenyang Institute had made scheduled payments to RAE Systems totaling RMB 6 million (or approximately $0.9 million). The Company expects to receive RMB 2 million (or approximately $0.3 million) monthly until paid in full.

The purchase agreement between RAE Systems and Shenyang Institute is subject to customary closing conditions in China, which includes obtaining certain government approvals. The Company and Shenyang Institute anticipate receiving all of the necessary approvals and final transfer of shares within six months from signing the definitive agreement. Therefore, RAE Systems provided Shenyang Institute with complete operating control of RAE Fushun as of January 12, 2011, and RAE Systems is not involved in the day-to-day management or operating activities of RAE Fushun. The Company still retains its 70% ownership in the entity until such time regulatory

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approvals are obtained; however, the Company does not anticipate providing any financial support or management support to the entity during this time.

ASC Topic 360, “Property, Plant and Equipment,” provides that a disposal group classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. Based on RAE Fushun’s sales price, the carrying amount of its net assets exceeded fair value as of December 31, 2010. Accordingly, the Company recorded impairment expense in the fourth quarter of 2010 totaling $4.6 million, which includes $0.2 million estimated direct transaction costs. The impairment is included in the reported loss from discontinued operations in the Company’s Consolidated Statements of Operations.

In accordance with ASC Subtopic 205-20, “Discontinued Operations,” the financial results of RAE Fushun are reported as discontinued operations for all periods presented. The financial results included in discontinued operations were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net sales	$3,845	$8,180	$12,340
Loss from discontinued operations before income taxes	(11,178)	(3,541)	(1,653)
Income tax benefit	—	84	—

Loss from discontinued operations	(11,178)	(3,457)	(1,653)
Net loss attributable to the noncontrolling interest	3,342	952	368

Net loss from discontinued operations attributable to RAE Systems Inc.	$(7,836)	$(2,505)	$(1,285)

In the third quarter of 2010, the Company evaluated the carrying values of its customer list and other long-lived assets at RAE Fushun. Revenues had declined significantly in the quarter and for the year to date, and the Company did not expect a near-term recovery in its coal mine safety equipment business. The Company determined that the carrying value of the customer list was more than the estimated undiscounted cash flows to be generated from the use and eventual disposition of these assets. Accordingly, the Company estimated the fair value of the customer list using a discounted cash flow analysis and recorded an impairment charge of $1.5 million, the remaining carrying amount of the asset. The impairment is included in the reported loss from discontinued operations in the Company’s Consolidated Statements of Operations. The other long-lived assets consisted principally of land use rights and buildings for which the Company had current appraisals indicating a held and used fair market value in excess of the carrying amount. As a result, these long-term assets were not impaired at September 30, 2010.

The discounted cash flow analysis required the use of significant unobservable inputs (Level 3). These inputs included forecasted revenues to be earned from listed customers over the estimated remaining useful life of the asset, approximately 5 years, the cost of generating those revenues and the attrition rate of the customer group. Forecasted earnings, if any, would then be discounted using a risk-weighted interest rate. Based on historical experience, the Company estimated that it most likely would not be able to generate positive returns from RAE Fushun’s acquired customer list due primarily to insufficient sales volumes.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of the major classes of assets and liabilities included as part of the disposal group were as follows:

	December 31,	December 31,
	2010	2009
	(In thousands)

Cash & cash equivalents	$34	$1,375
Restricted cash	151	146
Trade notes receivable	106	512
Accounts receivable, net of allowances of $3,591 and $2,705, respectively	2,533	4,693
Inventories	2,551	2,760
Prepaid expenses and other current assets	718	644

Total current assets	6,093	10,130

Property and equipment, net	3,478	8,008
Intangible assets, net	—	1,884

Total assets	$9,571	$20,022

Accounts payable	$1,122	$729
Bank line of credit	1,512	—
Accrued liabilities	3,156	3,990

Total current liabilities	5,790	4,719

Other long-term liabilities	182	176
Long-term debt	—	1,463

Total liabilities	$5,972	$6,358

On November 9, 2009, RAE Fushun borrowed RMB 10.0 million, or approximately $1.5 million, to provide working capital. The loan is due on April 26, 2011 and bore interest at a fixed rate of 8.1% for the first 12 months. The interest rate was reset in November 2010 to 8.4%, 1.5 times the People’s Bank of China benchmark rate. Loan repayment is guaranteed by an unrelated third party, to whom RAE Fushun has granted a lien over its wholly owned plant and associated land rights. As a condition of the loan, the lending bank required a deposit of approximately $0.1 million from the guarantor. This deposit was funded by RAE Fushun from the loan proceeds and is included in Restricted cash in the above presentation of the disposal group’s assets and liabilities.

Note 3.	Balance Sheet Details

Allowance for Doubtful Accounts:

The components of the allowance for doubtful accounts were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Allowance for doubtful accounts at beginning of year	$2,675	$1,532	$871
Charges to expense	816	1,405	590
Write-offs of uncollectible accounts, net of recoveries	(48)	(260)	16
Foreign currency translation effects	96	(2)	55

Allowance for doubtful accounts at end of year	$3,539	$2,675	$1,532

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories:

Inventories are stated at the lower of cost or market and include material, labor and manufacturing overheard costs. The components of inventories were as follows:

	December 31,	December 31,
	2010	2009
	(In thousands)

Raw materials	$6,770	$5,467
Work-in-progress	2,396	1,920
Finished goods	2,380	1,921

Total inventories	$11,546	$9,308

The Company recorded write-downs to inventory of $1.1 million, $0.8 million and $0.6 million during 2010, 2009 and 2008, respectively. The inventory write-downs were predominantly the result of changes in forecasted customer demand and technological changes in the Company’s products and included primarily raw material and finished goods. The major elements of the written down raw material consists of components and items that had not entered into production. The finished goods inventory includes the cost of raw material inputs, labor, and overhead.

Prepaid Expenses and Other Current Assets:

The components of prepaid expenses and other current assets were as follows:

	December 31,	December 31,
	2010	2009
	(In thousands)

Supplier advances and deposits	$971	$1,210
Amounts receivable from employees	368	41
Prepaid insurance	269	275
Deferred tax assets, current	1,595	757
Other current assets	1,354	1,056

Total prepaid expenses and other current assets	$4,557	$3,339

Property and Equipment, net:

The components of property and equipment were as follows:

	December 31,	December 31,
	2010	2009
	(In thousands)

Buildings and improvements	$6,404	$6,197
Equipment	4,489	4,346
Computer equipment	5,003	4,780
Automobiles	488	1,044
Furniture and fixtures	408	411
Construction in progress	5,478	1,601

	22,270	18,379
Less: Accumulated depreciation	(11,540)	(10,797)

Total property and equipment, net	$10,730	$7,582

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction in progress in 2010 and 2009, respectively, primarily represented the cost to build a new manufacturing, engineering and administrative facility in Shanghai, China. The Company invested approximately $1.2 million in December 2008 for the land use rights in Shanghai. During 2009, the Company paid approximately $0.3 million for pre-construction land improvements. Construction of the facility began during the first quarter of 2010. As of December 31, 2010, the estimated remaining cost to complete this project is approximately $3.0 million with the work scheduled to be concluded during the first half of 2011. Upon completion of construction, the Company intends to vacate its existing leased facility in Shanghai. Based on discussions with Shanghai government officials, the landlord of the existing Company facility, the Company believes it will be able to terminate the lease without penalty. However, no assurance can be given at this time that the Company will not be subject to a lease termination penalty.

In December 2007, the Company sold its headquarters building in San Jose, California for $12.7 million and leased back the facility for a period of 10 years. The Company recognized a gain on the sale of $0.4 million in 2007 which was based on the difference between the net gain on the sale of the building of $6.7 million and net present value of the future lease payments of $6.3 million. The net present value of the future lease payments is recorded as a deferred gain which has been recognized in income on a straight-line basis over the life of the lease since January 2008. $0.6 million of deferred gain was recognized in income during 2010, 2009 and 2008, respectively. The lease is classified as an operating lease. As of December 31, 2010 and 2009, the current portion of the deferred gain of $0.6 million and $0.6 million, respectively, was included in Accrued liabilities on the Consolidated Balance Sheets.

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $1.3 million, $1.8 million and $2.0 million, respectively. Interest capitalized for the years ended December 31, 2010, 2009 and 2008 totaled $0.1 million, zero and zero, respectively.

Accrued Liabilities:

Accrued liabilities as of December 31, 2010 and 2009 are summarized as follows:

	December 31,	December 31,
	2010	2009
	(In thousands)

Compensation and related benefits	$4,249	$3,345
Accrued commissions	938	484
Accrued FCPA settlement (see Note 7)	1,700	3,500
Customer deposits	730	572
Accrued professional fees	1,014	422
Other	3,326	3,639

Total accrued liabilities	$11,957	$11,962

The $1.7 million accrued for the FCPA settlement was paid in January 2011.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets. The following table presents the change in goodwill during 2008, when goodwill was impaired:

(In thousands)

Balance as of January 1, 2008	$3,143
Currency translation adjustment	205
Impairment charges	(3,348)

Balance as of December 31, 2008	$—

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

The following table presents details of the Company’s intangible assets other than goodwill:

	December 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Customer list	$1,730	$(1,693)	$37	$1,677	$(1,481)	$196
Trade name	1,402	(1,243)	159	1,356	(1,008)	348

Total intangible assets, net	$3,132	$(2,936)	$196	$3,033	$(2,489)	$544

All of the Company’s purchased intangible assets other than goodwill are subject to amortization. Amortization expense for the years ended December 31, 2010, 2009 and 2008, was $0.4 million, $0.4 million and $0.4 million, respectively.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the carrying amount of intangible assets as of December 31, 2010, the estimated future amortization is as follows (in thousands):

Years Ended
December 31,

2011	$142
2012	36
2013	18

Total amortization	$196

Note 5.	Income Taxes

The Company’s income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

United States	$1,689	$(4,526)	$(4,934)
Foreign	3,881	469	(247)

Income (loss) from continuing operations before income taxes	$5,570	$(4,057)	$(5,181)

The Company’s income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Current:
Federal	$829	$(1,072)	$(91)
State	(25)	23	18
Foreign	91	545	1,832

	895	(504)	1,759

Deferred:
Federal	—	—	—
State	—	—	(48)
Foreign	(598)	(380)	(1,173)

	(598)	(380)	(1,221)

Total income tax expense (benefit)	$297	$(884)	$538

Continuing operations	$297	$(800)	$538
Discontinued operations	—	(84)	—

Total income tax expense (benefit)	$297	$(884)	$538

The Company recorded a tax benefit of approximately $0.6 million during the fourth quarter of 2010 related to the expiration of its high-tech status for its Shanghai and Beijing entities. This expiration resulted in an increase in the tax rate used to establish our deferred tax assets from 15% to 25%. The Company has applied for the renewal of the high-tech status in the respective jurisdictions to obtain the 15% tax rate, however, there can be no certainty that the renewal will be granted. If the high-tech status is granted the Company will calculate the deferred tax assets at the lower rate, which would result in a tax expense in the period the new status was granted.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the Company’s income tax expense (benefit) at the federal statutory rate to the income tax expense (benefit) at the effective tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Federal income tax expense (benefit) at statutory rate	$1,894	$(1,380)	$(1,762)
State income tax expense, net of federal benefit	13	13	18
Foreign tax expense (benefit)	(1,828)	(794)	551
Nondeductible expenses	60	1,281	90
Subpart F	—	—	320
Contingencies released	(186)	(799)	—
Net operating loss carryback	—	65	—
Other	374	870	363
Change in valuation allowance	(30)	(56)	958

Total income tax expense (benefit)	$297	$(800)	$538

The components of the Company’s net deferred taxes consisted of the following:

	December 31,	December 31,
	2010	2009
	(In thousands)

Deferred tax assets :
Fixed assets	$—	$90
Other temporary differences	517	477
Other accruals	2,975	3,380
Capitalized research and development	11	76
Unrealized foreign losses & temporary differences	3,037	2,721
Federal and state tax credits	553	611
Stock-based compensation	2,557	2,208
Valuation allowance	(8,064)	(8,552)

Total deferred tax assets	1,586	1,011

Deferred tax liabilities:
Fixed assets	(19)	—
Intangibles	(47)	(88)

Total deferred tax liabilities	(66)	(88)

Net deferred tax assets	$1,520	$923

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

U.S. income taxes were provided for certain earnings of non-U.S. subsidiaries. The Company does not plan to repatriate the remaining undistributed earnings of non-U.S. subsidiaries as of December 31, 2010.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Tax Reform Act of 1986, the amount of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating loss and credit carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company has no federal and approximately $3 million of California net operating losses which are scheduled to expire in 2028.

As of December 31, 2009, the Company had federal research and development credit carryforwards of approximately $148,000, which are scheduled to expire in 2022 if not utilized. The California 2010-2011 Budget Bill, enacted on October 19, 2010, extended the suspension of net operating loss for another two years, 2010 and 2011. As of December 31, 2010, the Company had research and development credit carryforwards of approximately $0.1 million for California income tax purposes. The California credits are not subject to expiration under current California tax law.

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

The Company’s valuation allowance was determined in accordance with the authoritative accounting guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis. Management believes that sufficient uncertainty exists with regard to the realizability of its tax assets with the exception of $1.5 million of foreign deferred tax assets, such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the current weakness in the overall market, and the uncertainty of when economic fundamentals will stabilize, thereby potentially impacting the Company’s ability to sustain or grow revenues and earnings, and the length of carryback and carryforward periods.

Based on the absence of sufficient positive objective verifiable evidence at December 31, 2010, the Company concluded that it was appropriate to establish a full valuation allowance for its net federal and state deferred tax assets. Throughout fiscal year 2010, the Company had a valuation allowance for future tax benefits related to certain foreign net operating losses. As a result, the valuation allowance for deferred tax assets decreased by $0.5 million from $8.6 million at January 1, 2010, to approximately $8.1 million at December 31, 2010. The Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize these assets. The amount of the deferred tax asset valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized.

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

The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions. As of December 31, 2010 and 2009, the Company has recorded tax contingency reserves of approximately $1.4 million and $1.5 million, respectively. These balances include accrued interest and penalties of $0.4 million and $0.3 million, respectively, at December 31, 2010 and 2009. The tax contingency reserves are included as a component of Income taxes payable on the Consolidated Balance Sheets.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 31, 2010, the Company had $1.4 million of unrecognized tax benefits, $1.2 million of which would affect its effective tax rate if recognized. The Company does not anticipate any material changes to its uncertain tax positions in the next 12 months.

A reconciliation of the beginning and ending balance of unrecognized tax benefits (“UTB”) is as follows:

(In thousands)

Balance at January 1, 2008	$1,193
Positions taken related to prior years	—
Positions taken during the current year	(64)
Reduction to UTB due to settlement with tax authories	(12)

Balance at December 31, 2008	1,117
Positions taken related to prior years	—
Positions taken during the current year	(6)
Reduction to UTB due to settlement with tax authories	102

Balance at December 31, 2009	1,213
Positions taken related to prior years	—
Positions taken during the current year	26
Reduction to UTB due to settlement with tax authories	(200)

Balance at December 31, 2010	$1,039

The Company recognizes interest and penalties associated with uncertain tax positions in its income tax expense. For the years ended December 31, 2010, 2009 and 2008, the provision for interest and penalties was $0.3 million, $0.3 million and $0.3 million, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.

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

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2010:

United States — Federal	2003 - present
United States — State	2005 - present
China	2006 - present
Hong Kong	2005 - present
Denmark	2008 - present

Note 6.	Bank Debt

The Company maintains credit facilities to support its operations in the United States and China.

In the United States, the Company has a $10.0 million revolving credit agreement as of December 31, 2010. The credit facility is renewed annually and as of December 31, 2010, the line was scheduled to mature on May 14, 2011. Available credit is based on a percentage of specific qualifying assets and the total facility is collateralized by a blanket security interest in the Company’s assets in the United States. The Company is required to comply with certain reporting requirements in addition to the ongoing requirement to submit quarterly financial statements.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest accrues at the floating prime bank lending rate plus 100 basis points subject to a minimum total rate of 5%. In addition, the Company pays 30 basis points annually of the average unused portion of the facility. As of December 31, 2010 and 2009, the Company was required to maintain a compensating balance of at least $2.0 million at all times. The compensating balance is included in Restricted cash on the Consolidated Balance Sheets. The compensating balance requirement was released in January 2011. As of December 31, 2010 and 2009, $1.8 million was outstanding against the revolving credit agreement and interest was accruing at 5% per annum.

Financial covenants under the revolving credit agreement 1) require the Company to maintain specified trailing two-quarter minimum earnings before interest, depreciation, amortization and non-cash stock compensation expenses and 2) limits the size of potential monetary penalties under the FCPA to $3.5 million. As a result of the impairment expense incurred to discontinue operations in Fushun, China, the Company was in default of the trailing two-quarter minimum earnings requirement for the period ended December 31, 2010. However, the lender issued a waiver for the non compliance.

In March 2011, the Company amended the credit facility to extend the maturity date to the earlier of June 15, 2011 or consummation of a merger with Vector Capital and exclude the assets and liabilities held for sale of RAE Fushun from the financial covenants. (Refer to “Note 13. Subsequent Event” for details of the Merger Agreement). The amendment also allows borrowings of up to $2 million on a non-formula basis and increases the interest rate on such borrowings to the floating prime bank lending rate plus 400 basis points.

In China, the Company from time to time maintains one or more unsecured revolving lines of credit to provide working capital. Borrowings under these lines of credit are generally at the current market rate for fixed rate loans of the amount and duration requested, up to one year. As of December 31, 2010, the Company had no line of credit and all bank debt in China had been repaid. As of December 31, 2009, the Company had an unsecured revolving line of credit in the amount of RMB 20 million, or approximately $2.9 million, and an outstanding balance of RMB 15 million, or approximately $2.2 million, accruing interest at a fixed rate of 5.04%. This loan was repaid at maturity in October 2010.

Note 7.	Commitments and Contingencies

Legal Proceedings

Regulatory Compliance

During fiscal year 2008, our internal audit department identified certain payments and gifts made by certain personnel in our China operations that may have violated the FCPA. Following this discovery, the Audit Committee of our Board of Directors initiated an independent investigation. We made a voluntary disclosure to the DOJ and the SEC regarding the results of our investigation. We also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with FCPA violations. We cooperated with the DOJ and the SEC in connection with their review of the matter, and we recorded an accrual of $3.5 million in the third quarter of 2009 relating to the potential settlement of this matter. We subsequently settled all outstanding issues with regard to his matter, in December 2010, pursuant to separate agreements with the DOJ and the SEC, under which we agreed to pay a $1.7 million criminal penalty to the DOJ and about $1.15 million in restitution plus $0.1 million in interest to the SEC. The Company also agreed to advise the DOJ and the SEC periodically until December 2013 as to its ongoing efforts to ensure continued compliance with the FCPA.

Legal Proceedings

Polimaster Ltd. et al. v. RAE Systems Inc., United States District Court for the Northern District of California, Case No. 05-CV-01887-JF, United States Court of Appeals for the Ninth Circuit, Nos. 08-15708 and 09-15369

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 14, 2009, Polimaster and RAE Systems entered a First Amended And Restated Stipulation And Order Re Stay Of Execution Of Judgment In Favor Of RAE Systems Inc. (the “stipulation”), pursuant to which Polimaster wire transferred $1.4 million to the client trust account of RAE Systems’ counsel, McLeod, Witham & Flynn LLP, and agreed to wire transfer an additional $116,224.25 per month until the entire amount deposited equaled the amount of the judgment (approximately $2.8 million) plus accrued interest at the judgment rate of 0.43 percent per annum. Pursuant to the stipulation, the amounts transferred by Polimaster were maintained in the client trust account of RAE Systems’ counsel, McLeod, Witham & Flynn LLP, and were held until the Ninth Circuit had ruled on Polimaster’s appeal (Nos. 08-15708 and 09-15369). The appeals were argued before a three-judge panel and submitted to the Ninth Circuit for decision on January 15, 2010. On September 28, 2010, the Ninth Circuit issued a divided panel opinion finding that Polimaster has established a defense to the enforcement of the arbitration award in favor of RAE Systems under Article V (1)(d) of the Convention on the Recognition and Enforcement of Foreign Arbitral Awards (the “New York Convention”) on the ground that the arbitrator’s decision permitting RAE Systems to assert its counterclaims in the arbitration was not in accordance with the agreement of the parties. On October 12, 2010, RAE Systems petitioned the Ninth Circuit for rehearing en banc, i.e., a reconsideration of the appeal before a larger panel of 11 judges. On November 12, 2010, the Ninth Circuit denied RAE Systems’ petition, so the judgment of the Ninth Circuit is now final, and the escrowed funds have been returned to Polimaster.

Shareholder Lawsuits

The California State Court Actions:

On September 20, 2010, a putative class action suit, entitled Foley v. RAE Systems Inc., et al., No. 110CV182985, was filed in the Superior Court of California, County of Santa Clara, against the Company, members of its Board of Directors, the Company’s Chief Financial Officer, and entities affiliated with Battery

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ventures. The suit alleges in summary that, in connection with a proposed acquisition of the Company by an affiliate of Battery Ventures, the individual defendants breached their fiduciary duties by conducting an unfair sale process and agreeing to an unfair price, would purportedly receive improper personal benefits in connection with the proposed acquisition, and were aided and abetted by the other defendants. Plaintiff seeks, among other things, a declaration that the suit can be maintained as a class action, an injunction against the proposed merger, rescission of the Merger Agreement, a directive that the defendants exercise their fiduciary duties to implement a process to secure the best possible consideration for stockholders, imposition of a constructive trust on allegedly improper benefits, and fees and costs. Four other lawsuits making similar allegations have also been filed in the Superior Court of the State of California, County of Santa Clara against the Company, its Board of Directors and Battery Ventures or its affiliates: Angles v. RAE Systems Inc., et al., No. 110CV183606; Greenbaum v. Chen , et al., No. 110CV183814; AC Photonics, Inc. v. RAE Systems Inc., et al., No. 110CV183942; and Mann v. RAE Systems Inc., et al., No. 110CV183960. On October 28, 2010 the California court consolidated all five California actions under the caption In re RAE Systems, Inc. Shareholder Litigation, Lead Case No. 110CV182985. On December 15, 2010, plaintiffs Mann and Angles filed an amended complaint continuing to set forth the claims set forth above and including additional disclosure claims based on allegations that the Company’s proxy filings contain materially false statements and fail to disclose material facts regarding, among other things, the Special Committee, the holders of the Rollover Shares, the process and events leading up to the proposed acquisition, the FCPA investigation, communications with Battery Ventures and other potential bidders, and the work performed by UBS and data underlying its analyses. On December 17, 2010, the California court issued an order staying all proceedings in California state court in favor of litigation pending in Delaware.

The Delaware Chancery Court Actions:

In addition, four putative class action suits with similar allegations have been filed in Delaware Chancery Court: Nelson v. RAE Systems Inc., et al., C.A. No. 5848-VCS; Venton v. RAE Systems Inc., et al. , C.A. No. 5854-VCS; Quintanilla v. RAE Systems Inc., et al. , C.A. No. 5872; Villeneuve v. RAE Systems Inc., et al. , C.A. No. 5877. The Delaware actions have been consolidated under the caption In re RAE Systems, Inc. Shareholder Litigation, Consolidated C.A. No. 5848-VCS, and plaintiffs filed a Verified Consolidated Amended Class Action Complaint on or about October 28, 2010. In this pleading, plaintiffs continued to assert the claims set forth above, and in addition they alleged that the Company’s Preliminary Proxy Statement, filed with the SEC on October 21, 2010, contained materially false statements or failed to disclose material facts regarding, among other things, the Special Committee, the holders of the Rollover Shares, the process and events leading up to the proposed acquisition, the FCPA investigation, communications with Battery Ventures and other potential bidders, and the work performed by UBS and data underlying its analyses. Plaintiffs requested various forms of injunctive relief, as well as money damages allegedly suffered or to be suffered by the putative class. On December 17, 2010, two of the plaintiffs from the stayed California action (Mann and Angles) also filed a complaint in Delaware Chancery Court making essentially the same allegations as in their amended California complaint described above. Plaintiffs Mann and Angles subsequently voluntarily dismissed their Delaware complaint.

On February 24, 2011, the remaining Delaware plaintiffs filed a motion requesting leave to file a Supplemental and Amended Verified Class Action Complaint. The Delaware Chancery Court granted plaintiffs’ leave to amend their complaint on March 2, 2011. The Supplemental Amended Verified Class Action Complaint asserts claims against the Company, members of its Board of Directors, and entities affiliated with Vector Capital, and alleges in summary that, in connection with the proposed acquisition of the Company by an affiliate of Vector Capital, the individual defendants breached their fiduciary duties by conducting an unfair sale process and agreeing to an unfair price, are purportedly receiving improper personal benefits, and were aided and abetted by the other defendants. The complaint also alleges that the Company’s Preliminary Proxy Statement, filed with the SEC on February 22, 2011, contains materially false statements or fails to disclose material facts regarding, among other things, the Special Committee, the holders of the Rollover Shares, the process and events leading up to the proposed acquisition, the work performed by UBS and data underlying its analyses, and communications with Battery

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ventures, Vector Capital, and other potential bidders. Plaintiffs request various forms of injunctive relief, as well as money damages allegedly suffered or to be suffered by the putative class.

The Federal Court Actions:

Two other actions have been filed in the United States District Court for the Northern District of California against the Company, members of its Board of Directors, the Company’s Chief Financial Officer, and/or Battery Ventures, Rudy Merger Sub Corp. and Rudy Acquisition Corp. Those actions are entitled LaPlante v. RAE Systems Inc., et al., No. CV104944 and Mabry v. Chen, et al., No. CV 10-5328. They make allegations similar to the other lawsuits, and add claims for alleged violation of the federal securities laws in connection with the preparation of the proxy statement filed by the Company in connection with a proposed acquisition by affiliates of Battery Ventures. On January 10, 2011, the federal court issued an order pursuant to a stipulation of the parties staying proceedings in the LaPlante action in favor of litigation pending in Delaware. A similar order was entered by the federal court in the Mabry action on January 21, 2011, pursuant to stipulation of the parties.

The Company believes that the claims in the above shareholder lawsuits are without merit and intends to vigorously defend against them. However, there can be no assurances as to the outcome of the litigation. The Company is in the process of assessing these matters and is consulting with its external legal counsel and technical experts. The amount of loss related to these matters is not estimable at this time. Accordingly, the Company has not accrued an amount of the loss related to these matters.

Leases

The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the years ended December 31, 2010, 2009 and 2008 was $1.3 million, $1.4 million and $1.5 million, respectively. Future minimum annual payments under non-cancellable leases were as follows as of December 31, 2010 (in thousands):

Years Ended December 31,

2011	$1,598
2012	1,395
2013	1,375
2014	1,296
2015	1,139
Thereafter	2,350

Total minimum lease payments	$9,153

In December 2004, the Company moved into its current corporate headquarters in San Jose, California and abandoned a leased facility in Sunnyvale, California. During the second quarter of 2005, the Company accrued a restructuring reserve of approximately $2.0 million for the remaining lease term of the former headquarters in Sunnyvale. The discount rate used was 4.85% and the liability was not reduced for any anticipated future sublease income. In March 2007, due to improved conditions for office rentals, the Company revised the estimated loss on abandonment of the lease and reduced operating expense by $595,000. During the second quarter of 2007, a sublease was executed with rents commencing in June 2007. Both the master lease and the sublease expired in October 2009. Rent payments for 2009 and 2008 were $439,000 and $490,000, respectively, for the Sunnyvale building with sublease income of $136,000 and $176,000 in 2009 and 2008, respectively.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase obligations

Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule and adjust requirements based on business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year and were estimated at $7.2 million at December 31, 2010.

During the first quarter of 2010, the Company began to construct a new manufacturing and engineering facility in Shanghai, China. The estimated cost to complete this project is approximately $3.0 million with the work scheduled to be completed in the second quarter of 2011. This project is not deemed to be a contractual obligation as the underlying contract does not specify a financial commitment. Upon completion of construction, the Company would vacate its existing leased facility in Shanghai. Based on discussions with Shanghai government officials, the landlord of the existing Company facility, the Company believes that it will be able to terminate the lease without penalty. However, no assurance can be given at this time that the Company will not be subject to a lease termination penalty.

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

Product Warranties

The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized under accrued liabilities on the Consolidated Balance Sheets. The following table presents changes in the Company’s warranty reserve during 2010 and 2009:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of year	$695	$599	$653
Provision for warranty	1,039	951	795
Utilization of reserve	(757)	(857)	(855)
Foreign currency translation effects	(1)	2	6
Balance at end of year	$976	$695	$599

Note 8.	Employee Benefit Plan

The Company sponsors the RAE Systems 401(k) Plan (the “Plan”), a defined contribution plan which provides retirement benefits for its eligible employees through tax deferred salary deductions. The Plan allows employees to contribute up to 60% of their annual compensation subject to statutory maximum levels. The Plan is available to all employees in the United States who have reached the age of 21. The Plan provides for employer matching

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions of 25% on each employee’s elective contributions for the first 6.0% of eligible compensation contributed. Company contributions vest at the rate of 25% per annum over the first 4 years of service. Employer matching contributions to the Plan totaled $136,000, $122,000 and $113,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 9.	Stock-Based Compensation

Stock Option Plans

In June 2007, the Company’s shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) to replace the Company’s 2002 Stock Option Plan (the “2002 Plan”). The 2007 Plan authorizes the grant of options to employees, directors and consultants to purchase shares of the Company’s common stock.

Four million shares of the Company’s common stock are authorized for issuance under the 2007 Plan. The maximum number of shares that may be issued under the 2007 Plan will be increased from time to time by shares subject to options granted under the 2002 Plan that expire or are terminated and by shares acquired under the 2002 Plan that are forfeited or repurchased by the Company for the option holder’s purchase price. However, no more than 1.5 million additional shares may be authorized for issuance under the 2007 Plan as a result of these adjustments. Through December 31, 2010, 1,264,541 shares have been added to the 2007 Plan due to qualifying adjustments from the 2002 Plan.

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

The total intrinsic value of options exercised during 2010, 2009 and 2008 was $62,000, zero and $179,000, respectively. In connection with these exercises, no tax benefit was realized as the Company has a full valuation allowance on its deferred tax assets. As of December 31, 2010, the unrecognized future estimated compensation expense related to stock options and net of expected forfeitures was $1.0 million. That cost is expected to be recorded over an estimated amortization period of 2.1 years.

The following is a summary of stock option activity (in thousands, except weighted-average amounts):

	Options Outstanding
	Number	Weighted-Average
	of Shares	Exercise Price

Balance as of January 1, 2008	3,723	$3.05
Granted	1,299	1.51
Exercised	(149)	0.29
Canceled	(680)	3.83

Balance as of December 31, 2008	4,193	2.55
Granted	1,870	1.03
Exercised	—	—
Canceled	(670)	2.96

Balance as of December 31, 2009	5,393	1.97
Granted	135	0.78
Exercised	(92)	0.90
Canceled	(170)	1.21

Balance as of December 31, 2010	5,266	1.99

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2010:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average				Average
	Number	Remaining	Weighted	Aggregate	Number	Remaining	Weighted	Aggregate
	of	Contractual Life	Average	Intrinsic	of	Contractual Life	Average	Intrinsic
Range of Exercise Prices	Shares	(in years)	Exercise Price	Value (‘000)	Shares	(in years)	Exercise Price	Value (‘000)

$0.00 - 0.50	90,666	0.77	$0.08	$139	90,666		$0.08	$139
0.51 - 1.00	1,278,771	8.17	0.94	857	506,467		0.93	344
1.01 - 1.50	1,865,593	5.27	1.27	621	1,194,540		1.26	416
1.51 - 2.00	200,000	7.28	1.87	—	133,333		1.87	—
2.01 - 2.50	259,167	6.65	2.26	—	212,552		2.26	—
2.51 - 3.00	430,000	6.23	2.88	—	397,081		2.88	—
3.01 - 3.50	220,824	3.71	3.18	—	220,824		3.18	—
3.51 - 4.00	573,500	5.54	3.79	—	573,500		3.79
4.01 - 5.00	152,500	3.38	4.81	—	152,500		4.81
5.01 - 6.50	195,000	3.32	5.44	—	195,000		5.44	—

	5,266,021	5.96	1.99	$1,617	3,676,463	5.42	2.32	$899

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the excess of the Company’s closing stock price of $1.61 as of December 31, 2010 over the options holders’ exercise price, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2010, was 1,791,673. As of December 31, 2010, the stock options outstanding included 5,072,060 options which were either vested or are expected to vest, with a weighted-average exercise price of $2.02, an aggregate intrinsic value of $1,518,000 and a remaining contractual term of 5.91 years.

In May 2008, the Company granted an aggregate of 150,000 shares of common stock to non-employee directors under the 2007 Plan. The weighted-average grant date fair value of these awards is $1.40. The shares are not subject to vesting and compensation expenses of $210,000 was recognized on date of grant. As of December 31, 2010, no unvested grants of restricted stock were outstanding under the 2007 Plan.

Non-Plan Stock Options

In 2002, the Company granted certain of its Directors non-plan options to purchase 400,000 shares of restricted stock at a weighted average exercise price of $0.99 per share. The options vested 25% after one year with the remainder vesting pro-rata monthly over the following three years. From 2002 to 2006, the Company issued 300,000 shares of common stock due to the exercise of such options. There have been no further grants, exercises or cancellations through December 31, 2010. As such, total outstanding non-plan stock options at December 31, 2010 were 100,000 at a weighted average exercise price of $1.06. The vested options are exercisable over ten years from date of grant. During 2010, no stock-based compensation expense related to non-plan stock options remained to be recorded.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the outstanding and exercisable non-plan stock options as of December 31, 2010:

	Options Outstanding				Options Exercisable
Weighted
		Weighted Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
		Contractual	Average	Intrinsic	Number	Contractual	Average	Intrinsic
Range of	Number	Life	Exercise	Value	of	Life	Exercise	Value
Exercise Prices	of Shares	(in years)	Price	(‘000)	Shares	(in years)	Price	(‘000)

$1.06	100,000	1.41	$1.06	$55	100,000	1.41	$1.06	$55

Non-Plan Restricted Stock

In 2006, the Company granted 536,000 shares of restricted stock to four individuals as an inducement to join the Company. Twenty five percent of this restricted stock or 134,000 shares vested in July 2007 with the remainder vesting pro-rata quarterly over the following three years. In August 2007, concurrent with discontinuing the Company’s DVR business, the Company terminated two of these individuals. As a result, the remainder of their restricted stock awards or 203,571 shares vested immediately and a charge of $596,000 was included in loss from discontinued operations in 2007.

The fair market value of the Company’s common shares on the dates the awards were granted represents unrecognized deferred stock compensation which was amortized on a straight-line basis over the vesting period of the underlying stock awards. As of December 31, 2010, no stock-based compensation expense related to restricted stock awards remained to be recorded.

The following is a summary of activity for the non-plan awards (in thousands, except per share amounts):

	Restricted Stock Awards
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value

Balance as of January 1, 2008	182	$2.81
Granted	—	—
Vested	(73)	2.81
Forfeited	—	—

Balance as of December 31, 2008	109	2.81
Granted	—	—
Vested	(62)	2.81
Forfeited	—	—

Balance as of December 31, 2009	47	2.81
Granted	—	—
Vested	(47)	2.81
Forfeited	—	—

Balance as of December 31, 2010	—	—

Stock-Based Compensation Expense

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation method. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award and recognized in expense over the requisite service, which is generally the vesting period. The impact on the

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s results from continuing operations of recording stock-based compensation by function for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cost of sales	$92	$80	$66
Sales and marketing	132	(43)	61
Research and development	126	143	348
General and administrative	793	1,110	1,118

Total	$1,143	$1,290	$1,593

No stock-based compensation expense from discontinued operations was recorded during fiscal 2010, 2009 or 2008.

Valuation Assumptions

The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton valuation model and a single option award approach. The fair value of each option grant is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The weighted-average assumptions applied are summarized below:

	Year Ended December 31,
	2010	2009	2008

Expected volatility	110%	85%	60-65%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.9-2.8%	2.0-3.0%	2.7-3.6%
Expected term in years	6.0	6.0	5.5-6.0
Weighted-average grant date fair value	$0.65	$0.73	$0.89

Expected Volatility — The Company’s expected volatilities are based on historical volatility of the Company’s stock, adjusted by management for unusual and non-representative stock price activity not expected to recur. Management determined the historical stock price volatility for period from April 11, 2002, the commencement of public trading of the common stock, through December 31, 2002, was not likely to be representative of the future and excluded this period. Management also applies mean reversion techniques to the historical stock prices, which results in an emphasis on recent activity over the distant past, when determining the expected volatility rate to be included in the Black-Sholes-Merton valuation model.

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

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Related Party Transactions

The Company accounts for its 40% ownership in Renex Technologies Ltd. (“Renex”), a Hong Kong company, following the equity method. The Company’s total investment in Renex at December 31, 2010 and 2009 was $166,000 and $339,000, respectively. The Company recorded losses of $173,000 $109,000 on its equity interest in Renex for the years ended December 31, 2010 and 2009, respectively, and income of $43,000 for the year ended December 31, 2008.

The Company has a royalty agreement with Renex for modems which can be incorporated into certain RAE Systems products. However, in each of 2010, 2009 and 2008, the Company incurred no expenses under this royalty agreement. The Company paid $31,000, $95,000 and $181,000 to Renex for research projects in 2010, 2009 and 2008, respectively.

In conjunction with the Company’s investment in RAE Beijing, unsecured notes payable were established for the previous RAE Beijing shareholders as part of the purchase price agreement in July 2006. Although these notes bear a stated interest rate of 3% per annum, the notes were discounted using a market interest rate of 6.48%. As of December 31, 2010 and December 31, 2009, $278,000 and $370,000, respectively, was included in current notes payable to related parties and zero and $363,000, respectively, was included in long term notes payable to related parties. The final scheduled payment of principal and accrued interest under the notes is due at maturity in July 2011.

In addition to its 40% ownership in Renex, the Company has investments in three distributors of RAE Systems products, RAE Australia, RAE Benelux and RAE Spain. The Company owns 19%, 10% and 19% of RAE Australia, RAE Benelux and RAE Spain, respectively. These investments are accounted for under the cost method.

Transactions and balances with the Company’s related parties were as follows:

	Year Ended December 31,				December 31,	December 31,
	2010	2009	2008		2010	2009
	(In thousands)

Sales:				Accounts receivable:
Renex	$345	$509	$282	Renex	$200	$322
RAE Australia	1,116	714	—	RAE Australia	131	59
RAE Benelux	2,730	2,698	2,287	RAE Benelux	268	253
RAE Spain	361	429	604	RAE Spain	123	119

	$4,552	$4,350	$3,173		$722	$753

Purchases:				Accounts payable:
Renex	$314	$256	$677	Renex	$25	$92

The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary and bonus of $127,000, $128,000 and $111,000 for 2010, 2009 and 2008, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions regarding Ms. Chen are performed in the same manner as other U.S. employees, with Robert Chen the final approval signatory on compensation recommendations.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company operates primarily in three geographic regions: Americas, Asia and Europe. The following tables present net sales and identifiable long-lived assets by geographic region:

	Year Ended December 31,
	2010	%	2009	%	2008	%
	(In thousands)

Net sales:
Americas	$47,351	54	$34,935	47	$38,467	46
Asia	24,279	28	25,570	34	29,084	35
Europe	15,423	18	14,488	19	15,494	19

Total net sales	$87,053	100	$74,993	100	$83,045	100

	December 31,
	2010	%	2009	%	2008	%
	(In thousands)

Property and equipment, net:
Americas	$333	3	$317	4	$533	6
Asia	10,298	96	7,095	94	8,072	92
Europe	99	1	170	2	214	2

Total property and equipment, net	$10,730	100	$7,582	100	$8,819	100

Net sales in China were $17.7 million or 20%, $19.9 million or 26% and $25.7 million or 31% of total net sales in 2010, 2009 and 2008 respectively. China held $10.3 million or 96%, $7.0 million or 94% and $8.0 million or 91% of total net property and equipment as of December 31, 2010, 2009 and 2008, respectively.

The Company’s intangible assets are located in China and consist of purchased customer lists and trade names. The net carrying amount of these long-lived assets was $0.2 million, $0.5 million and $0.9 million as of December 31, 2010, 2009 and 2008, respectively.

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 13.	Subsequent Event

On September 19, 2010, the Company signed a definitive agreement to be acquired by Battery Ventures for $1.60 in cash per share (other than certain shares held by our founders, Robert Chen, Peter Hsi and affiliated entities). The transaction was subject to customary closing conditions, including the approval of RAE Systems’ shareholders. Subsequently, on January 12, 2011, the Company received a letter from Vector Capital setting forth an offer to acquire the outstanding shares of our common stock for $1.75 per share in cash (other than certain shares held by Robert Chen, Peter Hsi and affiliated entities). After extensive consideration by the Special Committee of the Board of Directors of the Company, the Company terminated the Battery Merger Agreement on January 18, 2011, paid a termination fee of $3.39 million to Battery Ventures in accordance with the terms of the Battery Merger Agreement, and signed a Merger Agreement with Vector Capital on the terms described above. This transaction is also subject to customary closing conditions, including the approval of RAE Systems’ shareholders.

Note 14.	Quarterly Information (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2010
	(In thousands, except per share data)

Net sales	$16,855	$22,459	$24,398	$23,341	$87,053
Gross profit	9,496	13,698	14,903	14,204	52,301
Operating (loss) income from continuing Operations	(81)	2,717	2,463	940	6,039
(Loss) income from continuing Operations	(213)	2,517	1,054	1,915	5,273
Loss from discontinued Operations, net of tax	(194)	(735)	(2,918)	(7,331)	(11,178)
Net (loss) income attributable to RAE Systems Inc.	(364)	1,973	(1,477)	(2,737)	(2,605)
Basic net income (loss) per common share:
Continuing Operations	$(0.01)	$0.05	$0.01	$0.04	$0.09
Discontinued Operations	—	(0.01)	(0.04)	$(0.08)	$(0.13)

Basic net income (loss) per common share	$(0.01)	$0.04	$(0.03)	$(0.04)	$(0.04)

Diluted net income (loss) per common share:
Continuing Operations	$(0.01)	$0.05	$0.01	$0.04	$0.09
Discontinued Operations	—	(0.01)	(0.04)	(0.08)	(0.13)

Diluted net income (loss) per common share	$(0.01)	$0.04	$(0.03)	$(0.04)	$(0.04)

RAE SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2009

Net sales	$17,345	$18,329	$18,181	$21,138	$74,993
Gross profit	9,213	9,310	9,917	11,138	39,578
Operating (loss) income from continuing Operations	(16)	(1,107)	(3,196)	438	(3,881)
(Loss) income from continuing Operations	(201)	(1,517)	(3,008)	1,469	(3,257)
Loss from discontinued Operations, net of tax	(1,082)	(1,036)	(656)	(683)	(3,457)
Net (loss) income attributable to RAE Systems Inc.	(988)	(2,250)	(3,489)	968	(5,759)
Basic net income (loss) per common share:
Continuing Operations	$(0.01)	$(0.02)	$(0.05)	$0.02	$(0.06)
Discontinued Operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.04)

Basic net loss per common share	$(0.02)	$(0.03)	$(0.06)	$0.01	$(0.10)

Diluted net income (loss) per common share:
Continuing Operations	$(0.01)	$(0.02)	$(0.05)	$0.02	$(0.06)
Discontinued Operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.04)

Diluted net loss per common share	$(0.02)	$(0.03)	$(0.06)	$0.01	$(0.10)