Form 10-K/A
period 2010-12-31
RAE SYSTEMS INC
filed 2011-04-29
CIK 1084876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Definitive Proxy Statement, filed with the Commission on March 9, 2011, and Annual Report on Form 10-K, filed with the Commission on March 31, 2011, are incorporated by reference into Part III of this Form 10-K/A.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item with respect to the Company’s executive officers is incorporated herein by reference from the information contained in the Company’s 2010 Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2011.
     The following table sets forth information with respect to the ages and backgrounds of the members of the Board of Directors of the Company:

			Director
Name	Position with RAE Systems	Age	Since(*)

Robert I. Chen	President, Chief Executive Officer and Chairman	63	1991
Peter C. Hsi	Chief Technology Officer and Director	61	1991
Lyle D. Feisel	Director	75	2001
Sigrun Hjelmqvist	Director	55	2004
Keh-Shew Lu	Director	64	2009
James W. Power	Director	81	2006
Susan Wang	Director	60	2009

(*)	Years noted include Board service prior to the April 2002 reverse merger between RAE Systems Inc., a California corporation, and Nettaxi.com.
     Robert I. Chen co-founded RAE Systems in 1991 and has served as President and Chief Executive Officer, and as Chairman and a member of the Board of Directors, since inception. From 1981 to 1990, Mr. Chen served as President and Chief Executive Officer of Applied Optoelectronic Technology Corporation, a manufacturer of computer-aided test systems, a company he founded and subsequently sold to Hewlett-Packard. Mr. Chen currently serves on the Board of Directors for the Shanghai Ericsson Simtek Electronics Company, Limited, a telecommunications and electronics company. Mr. Chen received a B.S.E.E. from Taiwan National Cheng Kung University, an M.S.E.E. from South Dakota School of Mines and Technology, an advanced engineering degree from Syracuse University and graduated from the Harvard Owner/President program.
     Dr. Peter C. Hsi co-founded RAE Systems in 1991 and has served as Chief Technology Officer, and as a member of the Board of Directors, since inception. Prior to co-founding RAE Systems, Dr. Hsi worked at Applied Optoelectronic Technology Corporation as the Chief Architect for semiconductor test systems. He was also the General Manager for Shanghai Simax Technology Co. Ltd. Dr. Hsi has filed 21 patent applications, of which 16 have been granted and 5 are pending. Dr. Hsi received a B.S.E.E. from the National Chiao-Tung University, and a M.S. and Ph.D. in Electrical Engineering from Syracuse University.
     Dr. Lyle D. Feisel has served as a member of the Board of Directors since March 2001. Currently, Dr. Feisel is a private investor and educational consultant. From November 2010 to May 2011, he served as Interim Executive Director of the American Society for Engineering Education in Washington, DC. In 2001, he retired as the Dean of the Thomas J. Watson School of Engineering and Applied Science and Professor of Electrical Engineering at the State University of New York (SUNY) at Binghamton, where he was responsible, inter alia, for personnel, curriculum, and finance. Dr. Feisel joined the faculty of SUNY Binghamton in 1983. Dr. Feisel is a Life Fellow of the Institute of Electrical and Electronics Engineers and of the American Society for Engineering Education, and is a fellow of the National Society of Professional Engineers. He is active in the affairs of those organizations and in the development and accreditation of engineering education worldwide. He is a member of the Board of Directors of the IEEE Foundation and the Miles River Yacht Club Foundation and chairs the Audit Committee of the latter. Dr. Feisel received his B.S., M.S., and Ph.D. degrees in Electrical Engineering from Iowa State University.
     Sigrun Hjelmqvist has served as a member of the Board of Directors since March 2004 and holds a number of other non-executive directorships. From 2000 to 2005, Ms. Hjelmqvist was investment manager and one of the founding partners of BrainHeart Capital, a venture capital company focusing on wireless communication. From 1998 to 2000, Ms. Hjelmqvist was President of Ericsson Components AB, and from 1994 to 1997, General Manager of the Microelectronics Business Unit at Ericsson Components AB. Ms. Hjelmqvist currently serves on the Board of Directors of Fingerprint Cards AB, C2SAT AB, Setra Group AB, Almi Invest Östra Mellansverige AB, Almi Invest Stockholm AB, Eolus Vind AB, Com Hem AB, One Media AB, Silex Microsystems AB, Atea ASA,

Addnode AB and Bluetest AB. During the past five years, Ms. Hjelmqvist also served on the Boards of E&T Förlag, AU Systems AB, Sandvik AB, Svenska Handelsbanken AB, E.ON Sverige AB, Seamless Distribution AB, AudioDev AB, Micronic Laser Systems AB, Sight Executive AB, IBS AB and Symsoft AB. Ms. Hjelmqvist received an M.S. in Engineering Physics and a Licentiate of Engineering in Applied Physics from the Royal Institute of Technology in Stockholm, Sweden.
     Dr. Keh-Shew Lu was appointed President and Chief Executive Officer of the Company in June 2005 after serving on the Board since 2001. Dr. Lu is also a board member of Lite-On Technology Corporation, Nuvoton Technology Corporation and RAE Systems Inc., three publicly held companies, as well as LedEngin, Inc. and Lorentz Solution, Inc., both privately held companies. Dr. Lu is the founding Chairman of the Asia American Citizen’s Council, the Vice Chairman of the governing board of the Plano Chinese Alliance Church, a board member of the Texas Tech Foundation and a board member of the Advisory Board to the Southern Methodist University’s Asian Studies Program. From 2001 to 2005, Dr. Lu was a partner of the WK Technology Venture Fund. From 1998 to 2001, Dr. Lu served as Senior Vice President of Texas Instruments Incorporated (“TI”) and its General Manager of Worldwide Mixed-Signal and Logic Products. His responsibilities included all aspects of the analog, mixed-signal and logic products for TI worldwide business, including design, process and product development, manufacturing and marketing. From 1996 to 1998, Dr. Lu was the manager of TI’s worldwide memory business. In addition, he served as the President of TI Asia from 1994 to 1997 where he supervised all of TI activities in Asia, excluding Japan. Dr. Lu holds a Bachelor’s degree in Electrical Engineering from the National Cheng Kung University in Taiwan, and a Master’s degree and a Doctorate in Electrical Engineering from Texas Tech University.
     James W. Power has served as a member of the Board of Directors since May 2006, and is currently the principal partner in J. W. Power & Associates, a security systems development and marketing consultant group, which he founded in 1992. From 2004 to 2009, Mr. Power served as Chairman of the Board of Directors of MDI, Inc., a security controls systems company. From 2005 to 2010, Mr. Power served as a member of the Board of Directors of Henry Bros. Electronics, Inc., a security systems sales and integration company. From 1994 to 2003, Mr. Power served as the chairman of the Board of Directors for InfoGraphic Systems Corp., a security systems development, manufacturer and sales company.
     Susan Wang has served as a member of the Board of Directors since March 2009. Ms. Wang retired from Solectron Corporation in 2002 from her position as Executive Vice President, Corporate Development and Chief Financial Officer. From 2003 to 2008, she also served as Chairperson of the Audit Committee and a member of the Executive Committee of Calpine Corporation. From 2002 to 2009 she also served as Chairperson of the Audit Committee and a member of the Compensation Committee of Avanex Corp. She is currently a director and Chairperson of the Audit Committee of Altera Corporation, and a director and Chairperson of the Audit Committee and a member of the Nominating and Governance Committee of Nektar Therapeutics. She also serves as a member of the Audit Committee of Suntech Power. Ms. Wang is a CPA and holds a Bachelor of Arts degree in Accounting from the University of Texas and an MBA in Finance from the University of Connecticut.
Section 16(a) Beneficial Ownership Reporting Compliance
     James Power filed one Form 4 late in 2010. One transaction, the grant of a nonqualified stock option, was reported on this late Form 4.
Code of Business Conduct and Ethics
     The Board of Directors has adopted a code of business conduct and ethics that applies to all RAE Systems employees, including employees of RAE Systems’ subsidiaries, and each member of the Company’s Board of Directors. The code of business conduct and ethics is available at the Company’s website at http://www.raesystems.com. The Company intends to disclose future amendments to the code of business conduct and ethics on its website and any waivers thereof for executive officers and directors within four days of such action in a Form 8-K filed with the SEC.
Audit Committee
     The members of the Audit Committee are Messrs. Feisel and Power and Ms. Wang (Chair). The Board of Directors has determined that each of these members of the Audit Committee is “independent,” as such term is defined under the applicable NYSE Amex listing standards and the rules and regulations of the Securities and Exchange Commission (“SEC”) as they apply to audit committee members. The Board of Directors has also determined that each member of the Audit Committee is financially literate, and that Ms. Wang is a “financial expert,” as such term is defined by the applicable regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     Role of Compensation Committee
     The Company’s executive compensation program is administered by the Compensation Committee of the Board of Directors.
     Under the terms of its Charter, the Compensation Committee is responsible for recommending to the Board of Directors the type and level of compensation granted to the Company’s executive officers. In fulfilling its role, the Compensation Committee (i) grants stock options pursuant to our stock option plans, (ii) recommends to the Board of Directors the compensation for our executives officers and other employees, including annual salary, bonus and stock options, and (iii) reviews, on a periodic basis, the operation and administration of our executive compensation programs.
     The Compensation Committee may retain a compensation consultant to assist the Compensation Committee in fulfilling its role. In November 2006, the Compensation Committee commissioned Mercer Human Resource Consulting to complete an assessment of our named executive officer (“NEO”) compensation packages. A presentation was made to the Compensation Committee for informational purposes. In addition, the Compensation Committee may obtain the advice and assistance from internal or external legal, accounting or other advisors, as necessary.
     Compensation Philosophy and Programs
     Our overall compensation philosophy is to provide an executive compensation package that enables us to attract, retain and motivate executive officers to achieve the Company’s short-term and long-term business goals. Consistent with this philosophy, the following goals provide a framework for our executive compensation program:
•	pay competitively to attract, retain and motivate executives who must operate in a high demand environment;

•	relate total compensation for each executive to overall Company performance as well as individual performance;

•	the mix of total compensation elements will reflect competitive market requirements and strategic business needs;

•	a significant portion of each executive’s compensation should be at risk, the degree of which will positively correlate to the level of the executive’s responsibility; and

•	the interests of our executives will be aligned with those of our stockholders.
     In order to achieve the above goals, our total compensation package generally includes cash compensation in the form of base salary, non-equity incentives, as well as long-term compensation in the form of stock option grants. We believe that appropriately balancing the total compensation package and ensuring the viability of each component of the package is necessary in order to provide market-competitive compensation. We believe the Company’s compensation programs are a significant determinant of our competitiveness. Accordingly, we focus on ensuring that the balance of the various components of our compensation program is optimized to motivate employees to improve our results on a cost-effective basis.
Compensation Elements
     Cash Compensation
     Base Salary
     Base salary is primarily determined by competitive pay and individual job performance. Base salaries for our NEOs are reviewed annually or more frequently should there be significant changes in responsibilities. In each case, we take into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, and competitive salary practices. The apparent increases in Messrs. Chen, Gausman, Tang, and Watson’s base salaries in 2009 are largely due to the fact that the Company had 27 payroll periods in 2009 and only 26 in 2008.

Non-Equity Incentive Plans
          Management Incentive Plan
     We have a non-equity incentive plan called the RAE Systems Inc. Management Incentive Plan (the “MIP”), which is designed to reward employees for achieving stretch financial and operating goals that we believe are important to the success of the Company and align executive compensation with the interests of our shareholders. The goal of our MIP is to reward, retain, and provide a clear focus on the factors we believe are important to the near and long-term success of the Company. Management proposes non-equity incentives according to each participating NEO’s position and obtains the Compensation Committee’s approval on non-equity incentive targets for each eligible participant as a percentage of base salary.
     Of the NEOs, the Chief Executive Officer, the Chief Financial Officer, and the Executive Vice President Operations participated in the MIP in 2010. The two remaining NEOs—the Vice President, Asia-Pacific & Europe, Middle East and Africa (“EMEA”) Business Operations; and Vice President Americas Sales—participated in the Sales Incentive Plan described below.
     For 2010, awards under the MIP included a payout formula based upon the achievement of goals set by the Compensation Committee for each half of the year:
•	the Company’s revenue (50%);

•	the Company’s fully diluted EPS (35%); and

•	individual goals (15%).
     The revenue, EPS, and individual goals were then used to calculate the size of the non-equity incentive payments to each participating NEO. Award targets generally are set to provide that the incentive pool will not be funded if specified thresholds are not met. In addition, the incentive pool is capped at a maximum of 200% of the base salary of each participating NEO.
     The non-equity incentive targets for the participating NEOs during 2008 were as follows:
•	40% of base salary for the Chief Executive Officer;

•	30% for the Chief Financial Officer; and

•	30% for the Executive Vice President Operations.
     Each year, the Compensation Committee reviews the non-equity incentive plan parameters to ensure that the design and payment structure falls in line with our compensation philosophy and is competitive.
          Sales Incentive Plan
     The Compensation Committee established the RAE Systems Inc. Sales Incentive Plan (the “SIP”) in 2008 and approved it for 2009 and 2010 as well. The Compensation Committee believes that since the Vice Presidents of the three geographical business units have responsibility only for their specific area(s), the non-equity incentive compensation of each should be based on the financial results of his geographic area(s) of responsibility only.
     For 2010, a portion of the awards under the SIP to each of the two remaining NEOs were based on a formula that included achievement of the specified quarterly financial goals for his geographic area: revenues, gross margins, and sales and marketing expenses. The remainder of his awards were based on the achievement of individual goals related to reaching certain quarterly financial metrics for his region. The financial and individual goals were then used to calculate the size of the non-equity incentive payments. Award targets generally are set to provide that no award will be made for a financial goal if specified thresholds are not met. The non-equity incentives paid to the participating NEOs will not exceed the size of the incentive pool calculated according to the 2010 award targets under the SIP approved by the Compensation Committee. The non-equity incentive targets for the participating NEOs for 2010 follow the same formula as in 2009, but the target numbers have been adjusted to reflect 2010’s budget targets. The Company believes that the performance objectives under the SIP for all participants have been, and will continue to be, set at levels that would provide a strong incentive for each participant to achieve the maximum results for his business unit, and that each participant was neither substantially certain to achieve the goals, nor substantially certain to fail to achieve them.

     Long-Term Compensation
     Stock Options
     Based on our compensation philosophy, a substantial portion of compensation rewards long-term performance of the Company and is intended to promote executive retention. The long-term element of our executive compensation is delivered to our executives through stock options granted upon their initial hire and through ongoing grants. Similar to base salary increases, option grants may also be awarded to address promotions and significant changes in responsibility. Although the expense of stock options affects our financial results negatively, it is a major element of the overall compensation strategy which is specifically focused on creating long-term value for our stockholders. We believe that stock options are the most effective compensation element for attracting entrepreneurial, creative executives, and promoting their long-term commitment to the Company. To help promote retention, the Company’s stock option awards typically vest over a four-year period and have a ten-year term. A variety of factors are considered in determining awards, including the contributions of the executive during the prior year, an assessment of the executive’s ability to contribute to the Company in future periods, and the retention goals of the Company. The emphasis on long-term equity awards also is designed to align the interests of the named executive officers with the Company’s stockholders by ensuring that executives have a significant portion of their compensation tied to long-term stock price performance.
     Other Benefits
     Our NEOs are eligible to participate in all our employment benefit plans, such as our stock option and healthcare plans, in each case on the same basis as other employees. Except in limited circumstances, it is our policy not to provide any special perquisites or benefits to our NEOs.
     Tax and Accounting Considerations
     Section 162(m) of the Internal Revenue Code of 1986, as amended, or the code, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the corporation’s chief executive officer and four other most highly paid executive officers. Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exemptions in Section 162(m). However, we reserve the right to use our judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when we believe that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer’s performance.
     The following table sets forth information concerning the compensation earned during the fiscal year ended December 31, 2010, by our Chief Executive Officer, our Chief Financial Officer, and our three other most highly-compensated executive officers.

2010 SUMMARY COMPENSATION TABLE

					Non-
					Equity
					Incentive
				Option	Plan	All Other
Name and Principal		Salary		Awards	Compensation	Compensation	Total
Position	Year	($)(1)		($)(2)	($)(3)	($)(4)	($)
Robert I. Chen	2010	350,000		—	198,844	22,226	571,070
President and Chief Executive	2009	363,462		129,160	—	23,194	515,816
Officer	2008	329,538		229,460	—	25,754	584,752
Randall Gausman	2010	250,000		—	168,967 (5)	7,314	426,281
Vice President and	2009	259,615		106,245	—	7,595	373,455
Chief Financial Officer	2008	242,701		121,875	—	4,153	397,889
Chris Hameister	2010	195,648		—	220,390	67,692	483,730
Vice President, Asia-Pacific &	2009	195,648		35,415	96,062	71,030	398,155
EMEA Business Operations	2008	195,648		40,625	140,396	65,769	442,438
Ming-Ching Tang	2010	240,038	(6)	—	107,129	33,229	380,396
Executive Vice President	2009	249,273	(6)	70,830	—	29,154	349,257
Operations	2008	229,153	(6)	40,625	—	28,217	297,995
Ryan Watson	2010	173,692		—	561,310	2,991	737,993
Vice President Americas Sales	2009	155,769		35,415	38,730	2,617	232,531
	2008	138,577		81,250	118,332	2,324	340,483

(1)	Includes amounts (if any) deferred at the NEO’s option under the Company’s 401(k) plan.

(2)	Valuation based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used with respect to the valuation of option grants are set forth in “RAE Systems Inc. Consolidated Financial Statements — Notes to Financial Statements — Note 9 — Valuation Assumptions.”

(3)	Performance-based bonuses are generally paid under our Management Incentive Plan for the CEO, CFO, and Executive Vice President Operations and the Sales Incentive Plan for the Area Vice Presidents, and are reported as Non-Equity Incentive Plan Compensation.

(4)	All Other Compensation is itemized in the table immediately below.

(5)	Includes a bonus of $55,000 related to the settlement of the Foreign Corrupt Practices Act investigation of the Company by the Securities and Exchange Commission and the Department of Justice (see Note 1 of Notes to Consolidated Financial Statements in the Company’s 2010 Form 10-K, filed with the SEC on March 31, 2010).

(6)	Of these amounts, $45,038, $43,926 and $43,769 were paid to Dr. Tang in 2010, 2009, and 2008, respectively, in the currency of the Republic of China, the renminbi, and were converted to US dollars by using the exchange rate between the renminbi and the US dollar at the end of the respective years.

All Other Compensation

						Payments
				Taxable		Associated
				Amount of		with
		Company		Group		Living &
Name and Principal		Match	Automobile	Term Life	Travel	working
Position	Year	401(k)($)	Allowance($)	Insurance($)	Allowance	abroad($)	Total($)
Robert I. Chen	2010	4,125	14,400	3,701	—	—	22,226
President and Chief Executive Officer	2009	3,894	15,599	3,701	—	—	23,194
	2008	3,750	18,440	3,564	—	—	25,754
Randall Gausman	2010	3,750	—	3,564	—	—	7,314
Vice President and	2009	3,894	—	3,701	—	—	7,595
Chief Financial Officer	2008	1,910	—	2,243	—	—	4,153
Chris Hameister	2010	—	—	—	—	67,692	67,692
Vice President, Asia-Pacific &	2009	—	—	—	3,338	67,692	71,030
EMEA Business Operations	2008	—	—	—	—	65,769	65,769
Ming-Ching Tang	2010	2,880	—	624	—	29,725 *	33,229
Executive Vice President Operations	2009	3,038	—	1,957	—	24,159 *	29,154
	2008	2,781	—	1,655	—	23,781 *	28,217
Ryan Watson	2010	2,670	—	321	—	—	2,991
Vice President Americas Sales	2009	2,337	—	280	—	—	2,617
	2008	2,079	—	245	—	—	2,324

(*)	These amounts were paid to Dr. Tang in renminbi and were converted to U.S. dollars by using the exchange rate between the renminbi and the U.S. dollar at the end of the respective years.
     No options were granted to any named executive officer during the fiscal year ended December 31, 2010.
Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth certain information with respect to the value of all unexercised options previously awarded to the Company’s named executive officers as of December 31, 2010:

OUTSTANDING STOCK OPTIONS AT DECEMBER 31, 2010

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)(*)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
Robert I. Chen	133,333	66,667	1.87	4/11/2018
President and Chief Executive Officer	79,166	120,834	1.078	5/1/2019
Randall Gausman	200,000	0	3.86	10/30/2016
Vice President and Chief Financial Officer	91,666	8,334	2.89	4/19/2017
	96,875	53,125	1.40	5/8/2018
	59,375	90,625	0.98	5/1/2019
Chris Hameister	50,000	0	3.22	8/5/2015
Vice President, Asia-Pacific & EMEA	100,000	0	3.75	5/17/2016
Business Operations	45,833	4,167	2.89	4/19/2017
	32,291	17,709	1.40	5/8/2018
	19,791	30,209	0.98	5/1/2019
Ming-Ching Tang	128,125	21,875	$2.26	07/02/17
Executive Vice President Operations	32,291	17,709	$1.40	05/08/18
	39,583	60,417	$0.98	05/01/19
Ryan Watson	10,625	0	$3.15	08/14/13
Vice President Americas Sales	10,000	0	$2.81	08/11/16
	64,583	35,417	$1.40	05/08/18
	19,791	30,209	$0.98	05/01/19

(*)	Each option vests at the rate of 1/4 of the underlying shares on the first anniversary of the date of grant and 1/48 of the shares in each of the next 36 months thereafter; provided, however, that all options granted to Messrs. Chen, Gausman, Hameister, Tang, and Watson in 2009 (which expire in 2019) vest at the rate of 1/48 of the underlying shares monthly, starting one month after the date of grant.
Option Exercises and Stock Vested During Last Fiscal Year
     There were no option exercises or stock vested by the Company’s named executive officers during the fiscal year ended December 31, 2010.
Potential Payments upon Termination or Change in Control
     We have not entered into employment agreements with any of our NEOs. In order, however, to provide Randall Gausman, Vice President and Chief Financial Officer of the Company, with an incentive to continue his employment with the Company and to maximize the value of the Company upon a change of control of the Company, the Company and Mr. Gausman entered into a Change of Control Severance Agreement, dated September 19, 2010, pursuant to which Mr. Gausman will receive a lump sum severance payment equal to 12 months of Mr. Gausman’s base salary ($250,000) and reimbursement of COBRA premiums for up to 12 months, upon his termination of employment without “cause,” or for “good reason,” should either occur within 12 months following a change in control of the Company. In addition, upon the consummation of a change in control of the Company, Mr. Gausman will receive a bonus equal to $62,500 (three months of base salary).
     Regardless of the manner in which an NEO’s employment terminates, they are entitled to receive amounts earned during their term of employment. Such amounts include:

•	exercise of vested options granted under the Company’s stock option plans subject to the forfeiture rules defined in the respective plans; and

•	unused paid time off pay.
     Pursuant to the 1993 Stock Plan, in the event of a merger of the Company with or into another corporation, outstanding options or stock purchase rights will be assumed or an equivalent option or right substituted by such successor corporation or a parent or subsidiary of same. If outstanding options or stock purchase rights are not assumed or substituted, the options or stock purchase rights terminate as of the date of the closing of the merger.
     Pursuant to the 2002 Plan, the Board of Directors, in its sole discretion, in the event of a change in control, may take such actions as it deems appropriate to provide for acceleration of the exercisability and vesting in connection with such change in control of any or all options and shares acquired upon the exercise of such options outstanding under the 2002 Plan.
     Pursuant to the 2007 Plan, the Compensation Committee or any other committee of the Board of Directors appointed to administer the 2007 Plan, in its sole discretion, in the event of a change of control, may take such actions as it deems appropriate to provide for acceleration of the exercisability and vesting in connection with such change in control of any or all option and shares acquired upon the exercise of such options outstanding under the 2007 Plan.
     Consistent with the authority granted to the Board of Directors under all of these Plans, the Board has provided for the acceleration of vesting of all outstanding options upon the consummation of the pending acquisition of the Company (see Note 13 of Notes to Consolidated Financial Statements in the Company’s 2010 Form 10-K, filed with the SEC on March 31, 2010).
Compensation of Directors
     The following table sets forth information pertaining to compensation we paid to our outside, independent directors for their service on our Board of Directors and its committees in 2010.
2010 DIRECTOR COMPENSATION

	Fees Earned
	or Paid	Option
	in Cash	Award	All Other	Total
Name	($)(1)	($)(2)	Compensation	($)
Lyle D. Feisel.	18,000	—	—	18,000
Sigrun Hjelmqvist Neil W. Flanzraich	8,750	—	673 (3)	9,423
Keh-Shew Lu	20,250	—	—	20,250
James W. Power	32,750	71,687	—	104,437
Susan Wang	52,000	—	—	52,000

(1)	Fees earned are based on membership on the Board, committee membership, and leadership positions.

(2)	Valuation based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used with respect to the valuation of option grants are set forth in “RAE Systems Inc. Consolidated Financial Statements — Notes to Financial Statements — Note 9 — Valuation Assumptions.”

(3)	Payment made by the Company to the Internal Revenue Service on Ms. Hjelmqvist’s behalf.
     We also reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Employee directors (Robert Chen and Peter Hsi) are not compensated for Board of Directors services in addition to their regular employee compensation.

Director’s Compensation Plan
     In 2006, the Compensation Committee of the Company’s Board of Directors approved the following compensation arrangements for the Company’s non-employee directors:

	Attendance Fees	Stock Option Award

All Board Members	$1,000 per Board meeting	100,000 shares vesting ratably over four years, with renewals for each additional four years of service
Audit Committee	$500 per committee meeting, plus a $5,000 annual retainer	—
Audit Committee Chair	Additional $5,000 annual retainer	Additional award of 50,000 shares vesting ratably over four years, with renewals for each additional four years of service
Compensation Committee	$250 per committee meeting	—
Compensation Committee Chair	—	Additional award of 10,000 shares vesting ratably over four years, with renewals for each additional four years of service
Nominating and Governance Committee	$250 per committee meeting	—
Nominating and Governance Committee Chair	—	Additional award of 10,000 shares vesting ratably over four years, with renewals for each additional four years of service
     In addition, in 2010 the Compensation Committee approved the following compensation to the Special Committee, which was charged with the responsibility of negotiating and reviewing the terms and conditions of the proposed acquisition of the Company (see Note 13 of Notes to Consolidated Financial Statements in the Company’s 2010 Form 10-K, filed with the SEC on March 31, 2010):

Special Committee	$500 per committee meeting
Special Committee Chair	$1,000 per committee meeting
The Special Committee is composed of Susan Wang (chairperson), Keh-Shew Lu, and James Power.
     Non-employee Director Awards. The Committee may, from time to time, establish awards to be granted on a periodic, nondiscriminatory basis to all members of our Board of Directors who are not employees of the Company or any parent or subsidiary corporation or other affiliate of the Company. Additional awards may be granted to non-employee directors in consideration of service on one or more committees of the Board, service as chairman of one or more committees of the Board, service as chairman or lead director of the Board or the individual’s initial appointment or election to the Board. Non-employee director awards may be granted at the Committee’s discretion in the form of nonstatutory stock options, stock appreciation rights, restricted stock or restricted stock units having such vesting terms as the administrator determines and other terms and conditions substantially similar to those described above under the applicable type of award. Subject to the following limits, the Committee will determine the numbers of shares for which non-employee director awards are granted. A non-employee director may not be granted in any fiscal year awards under the 2007 Plan for more than 200,000 shares, except that this limit may be increased by up to an additional 100,000 shares in the fiscal year in which the nonemployee director is first appointed or elected to the Board of Directors, by up to an additional 250,000 shares in any fiscal year in which the nonemployee director is serving as chairman or lead director of the Board, and by up to an additional 100,000 shares in any fiscal year for each committee of the Board on which the nonemployee director serves.
EQUITY COMPENSATION PLAN INFORMATION
     We currently maintain one compensation plan — our 2007 Equity Incentive Plan — that provides for the issuance of our common stock to officers and other employees, directors, and consultants. We formerly maintained a 1993 Stock Plan and 2002 Stock Option Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2010:

			Number of Shares
			Remaining Available
			for Future Issuance
			under Equity
	Number of Shares		Compensation
	to be Issued	Weighted-Average	Plans [Excluding
	upon Exercise of	Exercise Price of	Shares Reflected
	Outstanding Options	Outstanding Options	in Column (a)]
Plan Category	(a)(#)	(b)($)	(c)(#)

Equity compensation plans approved by stockholders(1)	5,266,021	1.99	1,919,124
Equity compensation plans not approved by stockholders(2)	100,000	1.06	—
Total	5,366,021	1.97	1,919,124

(1)	Includes options issued pursuant to RAE Systems Inc. 2007 Equity Incentive Plan, 1993 Stock Plan and 2002 Stock Option Plan.

(2)	Non-plan options issued to our then Board of Directors at the time of the reverse merger with Nettaxi.com.
Material Features of the Non-Stockholder Approved Plans
     Non-Plan Stock Options
     In 2002, the Company granted certain of its directors non-plan options to purchase an aggregate of 400,000 shares of non-plan restricted stock at a weighted-average exercise price of $0.99. The options vest 25% after one year with the remainder vesting monthly over the following three years and are exercisable over ten years. As of December 31, 2010, the Company had 100,000 non-plan options outstanding with a weighted average exercise price of $1.06 with a remaining contractual life of 1.41 years.
Compensation Committee Interlocks and Insider Participation
     Ms. Hjelmqvist and Messrs. Lu and Power served on the Compensation Committee in fiscal 2010. None of the members of the Compensation Committee is or has been an officer or employee of RAE Systems. During fiscal 2010, no member of the Compensation Committee had any relationship with RAE Systems requiring disclosure under Item 404 of Regulation S-K. During fiscal 2010, none of RAE Systems’ executive officers served on the compensation committee (or its equivalent) or Board of directors of another entity any of whose executive officers served on our Compensation Committee or Board of Directors.
Compensation Committee Report
     The Compensation Committee of the Board of Directors of the Company reviewed and discussed the Compensation Discussion and Analysis contained in this annual report with management. Based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.
THE COMPENSATION COMMITTEE
James W. Power (Chair)
Sigrun Hjelmqvist
Keh-Shew Lu
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Item 201(d) of Regulation S-K: The information required by this item is incorporated herein by reference from the information contained in the Company’s 2010 Form 10-K, filed with the SEC on March 31, 2011.
     Item 403 of Regulation S-K:

     The following table sets forth, as of April 14, 2011, certain information with respect to the beneficial ownership of the Company’s common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock, (ii) each director, (iii) each executive officer, and (iv) all directors and executive officers as a group.
     Except where otherwise indicated, the address for each of the persons listed the following table is c/o RAE Systems Inc., 3775 North First Street, San Jose, CA 95134.

	Number of Shares
	Beneficially Owned
Beneficial Owner	(1)	Percent

5% Holders:
Kopp Investment Advisors, LLC(2)	7,094,277	11.9%
Vector Capital(3)	21,482,522	35.9%
Executive Officers
Robert I. Chen(4)	15,826,608	26.5%
Randall Gausman(5)	498,750	*
Peter C. Hsi(6)	2,755,914	4.6%
Ming-Ching Tang(7)	237,499	*
Christopher Hameister(8)	264,582	*
Fei-Zhou Shen(9)	377,017	*
Ryan Watson(10)	128,266	*
Directors
Dr. Keh-Shew Lu (11)	322,083	*
Susan Wang (12)	78,125	*
Dr. Lyle D. Feisel (13)	319,448	*
Sigrun Hjelmqvist (14)	197,083	*
James W. Power (15)	179,791	*
Directors and executive officers as a group (12 persons)(16)	21,185,166	34.2%

*	Less than 1%

(1)	Calculated on the basis of 59,512,064 shares of the Company’s common stock outstanding as of April 14, 2011, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after April 14, 2011, are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership. All shares of common stock subject to currently exercisable options or options exercisable within 60 days after April 14, 2011, are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage of ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage of ownership of any other person. Except as indicated in the footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, such persons have sole voting and investment power with respect to all shares of our common stock as beneficially owned by them.

(2)	Based solely upon a Schedule 13D filed with the SEC by Kopp Investment Advisors, LLC on February 18, 2011. Consists of shares owned by clients and held in discretionary accounts managed by Kopp Investment Advisors, LLC (“KIA”). Kopp Holding Company, LLC (“KHCLLC”) is the parent entity of KIA and indirect beneficial owner of the shares beneficially owned by KIA and LeRoy C. Kopp, by virtue of his position as the control person of KHCLLC, may be deemed indirect beneficial owner of the shares. The business address of each of the KIA, KHCLLC and LeRoy C. Kopp is 8400 Normandale Lake Boulevard, Suite 1450, Bloomington, Minnesota 55437.

(3)	Based partially on a Schedule 13D filed with the SEC by Ray Holding Corporation, Ray Merger Sub Corporation, Vector Capital III, L.P., Vector Entrepreneur Fund III, L.P., Vector Capital IV, L.P., Vector Capital Partners III, L.P., Vector Capital Partners IV, L.P., Vector Capital, L.L.C., and Alex Slusky on January 28, 2011. Consists of 1,432,600 shares of common stock held by Vector Capital III, L.P., 34,800 shares of common stock held by Vector Entrepreneur Fund III, L.P. 1,432,600 shares of common stock held by Vector Capital IV, L.P., 15,826,608 shares of common stock beneficially owned by Robert Chen and affiliated entities, and 2,755,914 shares of common stock beneficially owned by Peter Hsi and affiliated entities. The shares owned by Messrs. Chen and Hsi and their affiliated entities are reported as beneficially owned by Ray Holding Corporation and Ray Merger Sub Corporation, affiliates of Vector Capital, because of the rights of Ray Holding Corporation and Ray Merger Sub Corporation under certain Voting Agreements (see the Definitive Proxy Statement filed by the Company with the SEC on March 9, 2011). The principal address of each of Ray Holding Corporation, Ray Merger Sub Corporation and Vector Capital is One Market Street, Steuart Tower, 23rd Floor, San Francisco, CA 94105.

(4)	Represents 15,382,849 shares of common stock held by Chen Revocable Trust dated May 8, 2001, Robert I. Chen and Lien Q. Chen, as trustees; 181,260 shares of common stock held by the Robert Chen and Lien Family Foundation c/o Chen Family Foundation; and 262,499 shares subject to options that may be exercised within 60 days after April 14, 2011.

(5)	Represents 5,000 shares owned by Mr. Gausman and 493,750 shares subject to options that may be exercised within 60 days after April 14, 2011.

(6)	Represents 2,691,332 shares owned by the Hsi Family Trust, Peter C. Hsi and Sandy Hsi, as trustees and 64,582 shares subject to options that may be exercised within 60 days after April 14, 2011.

(7)	Represents 237,499 shares subject to options that may be exercised within 60 days after April 14, 2011.

(8)	Represents 264,582 shares subject to options that may be exercised within 60 days after April 14, 2011.

(9)	Represents 23,717 shares owned by Mr. Shen and 353,300 shares subject to options that may be exercised within 60 days after April 14, 2011.

(10)	Represents 4,517 shares owned by Mr. Watson and 123,749 shares subject to options that may be exercised within 60 days after April 14, 2011.

(11)	Represents 270,000 shares owned by Dr. Lu and 52,083 shares subject to options that may be exercised within 60 days after April 14, 2011.

(12)	Represents 78,125 shares subject to options that may be exercised within 60 days after April 14, 2011.

(13)	Represents 71,948 shares owned by Dr. Feisel and 247,500 shares subject to options that may be exercised within 60 days after April 14, 2011.

(14)	Represents 20,000 shares owned by Ms. Hjelmqvist and 177,083 shares subject to options that may be exercised within 60 days after April 14, 2011.

(15)	Represents 40,000 shares owned by Mr. Power and 139,791 shares subject to options that may be exercised within 60 days after April 14, 2011.

(16)	Includes 2,494,543 shares subject to options that may be exercised within 60 days after April 14, 2011.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

     Transactions and balances with the Company’s related parties were as follows:

	Year Ended December 31,
	2010	2009	2008
Sales:
Renex	$345	$509	$282
RAE Australia	1,116	714	—
RAE Benelux	2,730	2,698	2,287
RAE Spain	361	429	604

	$4,552	$4,350	$3,173

Purchases:
Renex	$314	$256	$677

	December 31,	December 31,
	2010	2009
(In thousands)
Accounts receivable:
Renex	$200	$322
RAE Australia	131	59
RAE Benelux	268	253
RAE Spain	123	119

	$722	$753

Accounts payable:
Renex	$25	$92
     The Company’s Director of Information Systems, Lien Chen, is the wife of the Company’s Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary and bonus of $127,000, $128,000 and $111,000 for 2010, 2009 and 2008, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions regarding Ms. Chen are performed in the same manner as other U.S. employees, with Robert Chen the final approval signatory on compensation recommendations.
Director Independence
     The Board of Directors has determined that each of Lyle Feisel, Sigrun Hjelmqvist, Keh-Shew Lu, James Power, and Susan Wang is an independent director for purposes of the NYSE Amex listing standards. Robert I. Chen and Peter C. Hsi, being executive officers of the Company, are not independent.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table sets forth the aggregate fees billed to the Company for professional audit services rendered by Deloitte for the period from January 1, 2009 through December 31, 2010:

	2010	2009
Audit Fees(1)	$1,454,000	$1,511,000
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$325,000	$148,000

	$1,779,000	$1,659,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements, audit of management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting, audit of controls over financial reporting and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions, and international tax planning.

(4)	All Other Fees consist of fees for products and services other than the services reported here.
     The Audit Committee has considered the role of Deloitte in providing certain tax services and other non-audit services to RAE Systems and has concluded that such services are compatible with Deloitte’s independence as our registered public accounting firm. In addition, since the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, the Audit Committee has and will continue to pre-approve all audit and permissible non-audit services provided by the independent auditors.

     The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm, pursuant to which it may pre-approve any service consistent with applicable law, rules, and regulations. Under the policy, the Audit Committee may also delegate authority to pre-approve certain specified audit or permissible non-audit services to one or more of its members, including the Committee chair. A member to whom pre-approval authority has been delegated must report his or her pre-approval decisions, if any, to the Audit Committee at its next meeting, and any such pre-approvals must specify clearly in writing the services and fees approved. Unless the Audit Committee determines otherwise, the term for any service pre-approved by a member to whom pre-approval authority has been delegated is twelve months.
In fiscal 2010 and 2009, all audit, audit related, tax, and all other fees were pre-approved by the Audit Committee. Under the SEC rules, subject to certain permitted de minimis criteria, pre-approval is required for all professional services rendered by the Company’s principal accountant for all services rendered after May 6, 2003. We are in compliance with these SEC rules.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2011.

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert I. Chen Robert I. Chen	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 29, 2011

/s/ Randall Gausman Randall Gausman	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2011

/s/ Peter C. Hsi Peter C. Hsi	Chief Technology Officer and Director	April 29, 2011

/s/ Lyle D. Feisel Lyle D. Feisel	Director	April 29, 2011

/s/ Sigrun Hjelmqvist Sigrun Hjelmqvist	Director	April 29, 2011

/s/ Keh-Shew Lu Keh Shew Lu	Director	April 29, 2011

/s/ James W. Power James W. Power	Director	April 29, 2011

/s/ Susan Wang Susan Wang	Director	April 29, 2011