Form 10-Q
period 2011-03-31
RAE SYSTEMS INC
filed 2011-05-16
CIK 1084876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common stock, $0.001 par value per share	59,512,064 shares

PART I. Financial Information
Item 1. Financial Statements
RAE Systems Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$13,380	$16,296
Restricted cash	—	2,000
Trade notes receivable	2,117	2,018
Accounts receivable, net of allowances of $3,821 and $3,539, respectively	14,793	14,286
Accounts receivable from affiliate	187	200
Inventories	13,320	11,546
Prepaid expenses and other current assets	5,522	4,557
Income taxes receivable	133	130
Current assets of discontinued operation	—	6,093

Total current assets	49,452	57,126

Property and equipment, net	12,251	10,730
Intangible assets, net	110	196
Investments in unconsolidated affiliates	139	184
Other assets	396	393
Noncurrent assets of discontinued operation	—	3,478

Total assets	$62,348	$72,107

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,308	$5,475
Accounts payable to affiliate	13	25
Bank debt, current	1,810	1,814
Accrued liabilities	9,878	11,957
Notes payable to related parties, current	286	278
Income taxes payable	428	128
Deferred revenue, current	586	557
Current liabilities of discontinued operation	—	5,790

Total current liabilities	20,309	26,024

Deferred revenue, non-current	796	776
Deferred tax liabilities, non-current	143	141
Deferred gain on sale of real estate, non-current	3,650	3,809
Other long-term liabilities	1,527	1,491
Noncurrent liabilities of discontinued operation	—	182

Total liabilities	26,425	32,423

COMMITMENTS AND CONTINGENCIES (NOTE 6)

EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized; 59,512,064 and 59,512,064 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	59	59
Additional paid-in capital	65,238	65,041
Accumulated other comprehensive income	6,693	7,786
Accumulated deficit	(36,735)	(34,311)

Total RAE Systems Inc. shareholders’ equity	35,255	38,575
Noncontrolling interest	668	1,109

Total equity	35,923	39,684

Total liabilities and equity	$62,348	$72,107

.
See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$22,447	$16,855
Cost of sales	8,772	7,359

Gross profit	13,675	9,496

Operating expenses:
Sales and marketing	5,089	4,173
Research and development	1,761	1,579
General and administrative	8,961	3,826

Total operating expenses	15,811	9,578

Operating loss from continuing operations	(2,136)	(82)
Other income (expense):
Interest income	4	23
Interest expense	(26)	(21)
Other, net	(76)	46
Equity in loss of unconsolidated affiliate	(46)	(51)

Loss from continuing operations before income taxes	(2,280)	(85)
Income tax expense	(585)	(129)

Loss from continuing operations	(2,865)	(214)
Loss from discontinued operations, net of tax	—	(194)

Net loss	(2,865)	(408)
Net (income) loss attributable to the noncontrolling interest, continuing operations	(39)	12
Net loss attributable to the noncontrolling interest, discontinued operations	—	32

Net (income) loss attributable to the noncontrolling interest	(39)	44

Net loss attributable to RAE Systems Inc.	$(2,904)	$(364)

Earnings per common share — basic and diluted:
Continuing operations	$(0.05)	$(0.01)
Discontinued operations	—	—

Net loss per share — basic and diluted	$(0.05)	$(0.01)

Weighted-average common shares outstanding — basic and diluted	59,512	59,405

See accompanying notes to condensed consolidated financial statements.

RAE Systems Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,865)	$(408)
Loss from discontinued operations	—	(194)

Loss from continuing operations	(2,865)	(214)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	387	454
Gain on disposal of property and equipment	(158)	(144)
Stock based compensation expense	197	354
Equity in loss of unconsolidated affiliate	46	51
Amortization of discount on notes payable to related parties	1	3
Changes in operating assets and liabilities:
Accounts receivable	(270)	1,366
Accounts receivable from affiliate	14	86
Trade notes receivable	(71)	135
Inventories	(1,549)	(329)
Prepaid expenses and other current assets	950	331
Other assets	7	120
Accounts payable	1,760	(703)
Accounts payable to affiliate	(12)	(46)
Accrued liabilities	(2,470)	(549)
Income taxes payable	323	5
Deferred revenue	49	(172)
Other liabilities	16	59

Net cash (used in) provided by operating activities of continuing operations	(3,645)	807
Net cash used in operating activities of discontinued operations	—	(738)

Net cash (used in) provided by operating activities	(3,645)	69

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	2,000	—
Acquisition of property and equipment	(1,379)	(235)
Proceeds from sale of net assets	—	16

Net cash provided by (used in) investing activities of continuing operations	621	(219)
Net cash provided by investing activities of discontinued operations	—	86

Net cash provided by (used in) investing activities	621	(133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank loans	(2)	—
Payments on notes payable to related parties	—	(4)

Net cash used in financing activities	(2)	(4)

Effect of exchange rate changes on cash and cash equivalents	76	(109)
Decrease in cash and cash equivalents	(2,950)	(177)
Cash and cash equivalents at beginning of period	16,330	18,528

Cash and cash equivalents at end of period	13,380	18,351
Less cash and cash equivalents of discontinued operations at end of period	—	783

Cash and cash equivalents of continuing operations at end of period	$13,380	$17,568

Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$198	$59
Cash paid for interest by continuing operations, net of amounts capitalized	22	60
Cash paid for interest by discontinued operation	—	30
Non-cash investing and financing activities:
Unpaid property and equipment of continuing operations	346	161
Unpaid property and equipment of discontinued operations	—	25
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
     As a result of an independent investigation conducted by the Audit Committee of the Board of Directors during fiscal year 2008, the Company made a voluntary disclosure to the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) that the Company may have violated the United States Foreign Corrupt Practices Act (“FCPA”). The Company cooperated with the DOJ and the SEC in connection with their review of the matter. In December 2010, the Company settled all outstanding issues with regard to this matter in separate agreements with the DOJ and the SEC. Pursuant to these agreements; the Company paid a $1.7 million criminal penalty to the DOJ and $1.3 million in restitution and interest to the SEC. The Company also agreed to advise the DOJ and the SEC periodically until December 2013 on its ongoing efforts to ensure continued compliance with the FCPA.
     In April 2011, the SEC inquired whether the Company had adopted a sales program in China whereby customers are awarded points based on the level of their purchases of RAE products, which points they may later redeem for gifts, and if such a program was adopted, whether it complies with the FCPA. The Company conducted a review in response to the SEC’s inquiry and has concluded that no such program had been adopted in China.
Definitive Acquisition Agreement with Vector Capital
     On September 19, 2010, the Company signed a definitive agreement to be acquired by an affiliate of Battery Ventures (the “Battery Merger Agreement”) for $1.60 in cash per share (other than certain shares held by our founders, Robert Chen, Peter Hsi and affiliated entities). Subsequently, on January 12, 2011, the Company received an offer from an affiliate of Vector Capital to acquire the outstanding shares of our common stock for $1.75 per share in cash (other than certain shares held by Robert Chen, Peter Hsi and affiliated entities). The Company terminated the Battery Merger Agreement on January 18, 2011, paid a termination fee of $3.39 million to Battery Ventures in accordance with the terms of the Battery Merger Agreement, and signed a Merger Agreement with the affiliate of Vector Capital (the “Vector Merger Agreement”) on the terms described above. On April 2, 2011, we received an offer from an affiliate of Battery Ventures to acquire all of our outstanding capital stock for $1.90 per share in cash, and on April 3, 2011, we entered into an amendment to the Vector Merger Agreement increasing the per share cash price to be paid for the outstanding shares of our common stock (other than certain shares held by Robert Chen, Peter Hsi and affiliated entities) to $1.88. This transaction is subject to customary closing conditions, including the approval of RAE Systems’ shareholders.
     In connection with the acquisition agreements, eleven lawsuits have been filed against the Company and members of its Board of Directors. These suits were filed in State Courts in California and Delaware and in the Federal District Court in California. In summary, the suits allege violations of federal securities laws and that the individual defendants breached their fiduciary duties by conducting an unfair sales process and agreeing to an unfair price, are receiving improper personal benefits, and were aided and abetted by the other defendants. The Company believes the claims in these lawsuits are without merit and intends to vigorously defend against them. However, there can be no assurances as to the outcome of the litigation. See “Note 6. Commitments and Contingencies” for more detail.
Basis of Presentation
     The financial information presented in this Form 10-Q is unaudited and is not necessarily indicative of the future consolidated financial position, results of operations or cash flows of RAE Systems. The unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at the date of the interim balance sheets, and its results of operations and cash flows for the stated periods, in conformity with the accounting principles generally accepted in the United States of America. The consolidated balances at December

31, 2010, were derived from the audited consolidated financial statements included in the Company’s Annual Report (“Annual Report”) on Form 10-K for the year ended December 31, 2010. The condensed consolidated financial statements included in this report should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, included in the Annual Report.
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
Revenue Recognition
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. A provision for estimated product returns is established at the time of sale based upon historical return rates adjusted for current economic conditions. Historically, the Company has experienced an insignificant amount of sales returns. The Company generally recognizes revenue upon shipment to its distributors in accordance with standard contract terms that pass title of all goods upon delivery to a common carrier (Free on board, “FOB”) and provides for sales returns under standard product warranty provisions. For non-standard contract terms where title to goods passes upon delivery to the customer (FOB destination), revenue is recognized after the Company has established proof of delivery. Revenue related to services performed under the Company’s extended warranty program is recognized as earned based upon contract terms, generally ratably over the term of service. The Company records project installation work in Asia using the percentage-of-completion method. Net sales also include amounts billed to customers for shipping and handling. The Company’s shipping costs are included in cost of sales. Net sales does not include sales tax.
     Effective January 1, 2011, when a sales arrangement contains multiple elements, the Company allocates revenue to all deliverables based on their relative selling prices. Under this approach, the selling price of a deliverable is determined by using a selling price hierarchy which requires the use of Vendor Specific Objective Evidence (“VSOE”) of fair value if available, third party evidence (“TPE”) if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available. The Company’s sales arrangements typically contain multiple elements when products and services are sold together. The adoption of this accounting standard did not impact the Company’s condensed consolidated financial statements.
Stock-Based Compensation Expense
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation method. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award and recognized in expense over the requisite service, which is generally the vesting period.
     The impact on the Company’s results from operations of recording stock-based compensation by function for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Cost of sales	$23	$23
Sales and marketing	22	33
Research and development	28	36
General and administrative	124	262

Total	$197	$354

     The following is a summary of options (in thousands, except weighted-average exercise price):

Options Outstanding
	Number	Weighted-Average
	of Shares	Exercise Price
Balance as of January 1, 2011	5,266	$1.99
Granted	—
Exercised	—
Canceled	—

Balance as of March 31, 2011	5,266	1.99

     The fair value of the Company’s stock options granted to employees for the three months ended March 31, 2010 was estimated using the following weighted-average assumptions:

Three
Months
Ended
March 31,
2010
Expected volatility	110%
Expected dividend yield	0%
Risk-free interest rate	2.8%
Expected term in years	6.0
Weighted-average grant date fair value	$0.71
     No stock options were granted in the three months ended March 31, 2011.
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
     As of March 31, 2011, the Company has reserved 90,666 shares of common stock for issuance under its 1993 Stock Option Plan, 1,986,188 shares under the 2002 Plan and 3,189,167 shares under the 2007 Plan. As of March 31, 2011, 1,264,541 shares have been added to the balance available for grant under the 2007 Plan as a result of grants cancelled under the 2002 Plan and 1,919,124 shares of common stock remain available for future grants under the 2007 Plan.
     Non-Plan Stock Options
     In 2002, the Company granted certain of its directors non-plan options to purchase 400,000 shares of common stock at a weighted-average exercise price of $0.99 per share. The options vested 25% after one year with the remainder vesting pro-rata monthly over the following three years. From 2002 to 2006, the Company issued 300,000 shares of common stock due to the exercise of such options. There have been no further grants, exercises or cancellations through March 31, 2011. As such, non-plan stock options outstanding at March 31, 2011 and December 31, 2010, respectively, totaled 100,000 at a weighted-average exercise price of $1.06. The vested options are exercisable over ten years from the date of grant. There was no stock-based compensation expense recorded during the three month periods ended March 31, 2011 and 2010, respectively, and no stock-based compensation expense remains to be recorded related to non-plan options.
     Non-Plan Restricted Stock
     In August 2006, the Company granted 536,000 shares of restricted stock to four individuals at a weighted-average grant date fair value of $2.81 per share as an inducement to join the Company. Twenty five percent of this restricted stock or 134,000 shares vested in July 2007 with the remainder vesting pro-rata quarterly over the following three years subject to accelerated vesting in certain circumstances.
     The fair market value of the Company’s common shares on the date the awards were granted represents unrecognized stock-based compensation which was amortized ratably over the vesting period of the underlying stock awards. Vesting was completed during the third quarter of 2010. As such, no unvested restricted stock remained outstanding at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, no stock-based compensation expense related to restricted stock awards remained to be recorded and none was recorded for the quarter then ended.
Earnings Per Share
     Basic earnings per common share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of common stock equivalents, such as options and warrants, to the extent the impact is dilutive. As the Company incurred a net loss for the three months ended March 31, 2011 and March 31, 2010, the effect of potentially dilutive securities on diluted net loss per share computations was anti-dilutive for these periods.
     The number of anti-dilutive shares excluded from the diluted earnings per common share calculations for the three months ended March 31, 2011 and March 31, 2010 was 5,366,021 and 5,530,171, respectively.
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

     RAE France had total sales of $948,000 and $724,000 in the three months ended March 31, 2011 and 2010, respectively. The carrying amounts of the major classes of RAE France assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets were as follows:

	March 31,	December 31,
(in thousands)	2011	2010
Cash and cash equivalents	$160	$194
Accounts receivable	675	584
Inventories	365	209
Prepaid expenses and other current assets	127	119

Total current assets	1,327	1,106
Other non-current assets	34	40

Total assets	$1,361	$1,146

Accounts payable	$16	$25
Accrued liabilities	369	339

Total current liabilities	$385	$364

     There were no restrictions or other special conditions on the assets or liabilities of RAE France.
Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this guidance did not impact the Company’s condensed consolidated financial statements.
     In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for entities with a reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for the reporting period beginning January 1, 2011. The adoption of these changes had no material impact on the Company’s condensed consolidated financial statements.
     In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (amendments to FASB ASC Topic 805, Business Combinations). The guidance in ASU 2010-29 provides amendments to clarify the acquisition date which should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

     In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (amendments to FASB ASC Topic 350, Intangibles — Goodwill and Other). The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
Note 2. Discontinued Operation
     On December 22, 2010, the Board of Directors approved management’s plan to pursue the sale of the Company’s 70% interest in RAE Coal Mine Safety Instruments (Fushun) Co., Ltd. (“RAE Fushun”), a Sino-Foreign joint venture in China. RAE Fushun had not met the Company’s revenue and earnings expectations, and the joint venture was not well positioned to capitalize on the Company’s future strategies. On January 12, 2011, the Company signed a definitive agreement to sell its 70% interest to the Shenyang Research Institute of China Coal Research Institute (“Shenyang Institute”), a state-owned enterprise, for zero proceeds. However, under the terms of the agreement the Shenyang Institute assumed all documented joint venture liabilities and agreed to pay approximately RMB 12.25 million (or approximately $1.87 million) intercompany balances owed to RAE Shanghai and RAE Beijing for products and services previously provided to the joint venture. As of April 30, 2011, Shenyang Institute had made scheduled payments to RAE Systems totaling RMB 8 million (or approximately $1.2 million). The Company expects to receive RMB 2 million (or approximately $0.3 million) monthly until paid in full. As of March 31, 2011 the remaining total balance owed to RAE Shanghai and RAE Beijing was $0.9 million which is included in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets.
     The purchase agreement between RAE Systems and Shenyang Institute is subject to customary closing conditions in China, which includes obtaining certain government approvals. The Company and Shenyang Institute anticipate receiving all of the necessary approvals and effecting the final transfer of shares within six months from signing the definitive agreement. In addition to assuming the entity’s liabilities, the purchase agreement required Shenyang Institute to begin funding the operations of the surviving company as of signature date. Therefore, RAE Systems provided Shenyang Institute with complete operating control of RAE Fushun on January 12, 2011, and RAE Systems subsequently has not been involved in the day-to-day management or operating activities of RAE Fushun. The Company still retains its 70% ownership in the entity until such time as regulatory approvals are obtained; however, the Company has not provided nor does it anticipate providing any financial support or management support to the entity during the closing process. Management believes the activities from January 1 to January 12, 2011 are not material and no additional gain or loss on discontinued operations was incurred or recorded. In addition, since January 12, 2011, the Company has had no representation on the entity’s Board of Directors.
     Prior to January 12, 2011, RAE Systems consolidated RAE Fushun in its financial statements based on its controlling financial interest. However, the Company believes that execution of the definitive agreement on January 12, 2011 constituted a reconsideration event under ASC Topic 810, “Consolidation”, requiring the Company to assess whether RAE Fushun meets the definition of a Variable Interest Entity (“VIE”) and whether RAE Systems is the primary beneficiary of RAE Fushun. Effective upon signing the agreement, Shenyang Institute superseded the Company as RAE Fushun’s controlling manager. Subsequently, Shenyang Institute has had the sole ability to establish RAE Fushun’s business strategies and to manage the entity’s day-to-day operations. Shenyang Institute also assumed the obligation to absorb RAE Fushun’s gains and losses, if any, by virtue of its contractual obligation to fund the entity’s ongoing operations. In the event that the necessary government approvals required in China were not obtained, that the capital contributions made by Shenyang Institute would not be refundable. At the same time, upon receipt of final government approvals, Shenyang Institute will be entitled to the benefits of RAE Fushun’s operations from the date of the purchase agreement. As the equity holders of RAE Fushun are protected from ongoing variability in the operations of the entity, RAE Fushun is deemed to be a VIE with Shenyang Institute being the primary beneficiary as of January 12, 2011. Consequently, RAE Systems deconsolidated RAE Fushun from its financial statements as of the same date and no gain or loss was recorded upon deconsolidation.
     The financial results of RAE Fushun are reported as discontinued operations in accordance with ASC Subtopic 205-20, “Discontinued Operations.” The financial results included in discontinued operations were as follows:

Three
Months
Ended
March 31,
(in thousands)	2010
Net sales	$1,940
Loss from discontinued operations before income taxes	(194)
Income tax benefit	—

Loss from discontinued operations	(194)
Net loss attributable to the noncontrolling interest	32

Net loss from discontinued operations attributable to RAE Systems Inc.	$(162)

     Management believes the activities from January 1 to January 12, 2011 were not material and no additional gain or loss on discontinued operations was incurred or recorded.
     Prior to deconsolidation, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group were as follows:

December 31,
(in thousands)	2010
Cash & cash equivalents	$34
Restricted cash	151
Trade notes receivable	106
Accounts receivable, net of allowances of $3,591 and $2,705, respectively	2,533
Inventories	2,551
Prepaid expenses and other current assets	718

Total current assets	6,093

Property and equipment, net	3,478

Total assets	$9,571

Accounts payable	$1,122
Bank line of credit	1,512
Accrued liabilities	3,156

Total current liabilities	5,790

Other long-term liabilities	182

Total liabilities	$5,972

Note 3. Composition of Certain Financial Statement Items
Inventories
     Inventories are stated at the lower of standard cost, which approximates actual cost computed on a first-in, first-out basis, or market and include material, labor and manufacturing overhead costs. The components of inventories were as follows:

	March 31,	December 31,
(in thousands)	2011	2010
Raw materials	$7,363	$6,770
Work-in-progress	3,453	2,396
Finished goods	2,504	2,380

Total inventories	$13,320	$11,546

Prepaid expenses and other current assets

	March 31,	December 31,
(in thousands)	2011	2010
Supplier advances and deposits	$609	$971
Accounts receivable from employees	434	368
Prepaid insurance	156	269
Deferred tax assets, current	1,612	1,595
Other current assets	2,711	1,354

Total prepaid expenses and other current assets	$5,522	$4,557

Property and equipment, net

	March 31,	December 31,
(in thousands)	2011	2010
Buildings and improvements	$6,466	$6,404
Equipment	4,595	4,489
Computer equipment	5,042	5,003
Automobiles	498	488
Furniture and fixtures	410	408
Construction in progress	7,178	5,478

	24,189	22,270
Less: Accumulated depreciation	(11,938)	(11,540)

Total property and equipment, net	$12,251	$10,730

Intangible assets, net

	March 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer list	$1,748	$(1,748)	$—	$1,730	$(1,693)	$37
Trade name	1,415	(1,305)	110	1,402	(1,243)	159

Total	$3,163	$(3,053)	$110	$3,132	$(2,936)	$196

     Amortization expense associated with intangible assets was $86,000 and $89,000 for the three months ended March 31, 2011 and 2010, respectively. Based on the carrying amount of intangible assets as of March 31, 2011 and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in thousands):

Years Ended December 31,
Remainder of 2011	$55
2012	37
2013	18
Thereafter	—

Total amortization	$110

Accrued liabilities

	March 31,	December 31,
(in thousands)	2011	2010
Compensation and related benefits	$2,532	$4,249
Accrued commissions	1,107	938
Accrued FCPA settlement (see Note 1)	—	1,700
Accrued construction in progress	759	—
Accrued professional fees	2,103	1,014
Customer deposits	660	730
Other	2,717	3,326

Total accrued liabilities	$9,878	$11,957

Note 4. Income Tax
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
     The effective tax rate after discrete items for the three months ended March 31, 2011, was 26% of pretax loss, compared to 152% of pretax loss for the same period in 2010. The tax rate for the first quarter of 2011 differed from the U.S. statutory rate primarily due to the tax effect of foreign earnings taxed at lower rates, losses not benefited, nondeductible stock compensation expenses, nondeductible costs related to the acquisition transaction, and discrete true-up adjustments applicable to 2010.
     The effective tax rate is highly dependent upon the geographic distribution of the Company’s worldwide earnings or loss, tax regulations in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of the Company’s tax planning strategies. The Company regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts its estimates accordingly. If actual results differ from its estimates, future income tax expense could be materially affected.
     The Company’s valuation allowance was determined in accordance with the existing authoritative guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis. Management believes that sufficient uncertainty exists with regard to the realizability of the Company’s tax assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the potential impact of historical losses or the Company’s ability to sustain or grow revenues and earnings in the future, and the length of carryback and carryforward periods.
     At December 31, 2010, the Company concluded it was appropriate to have a full valuation allowance for its deferred tax assets in certain jurisdictions. The Company continued to maintain a full valuation allowance for these jurisdictions as of March 31, 2011. The Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize these assets. The amount of the deferred tax asset valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized.
Note 5. Comprehensive Loss
     The components of comprehensive loss were as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Net loss	$(2,865)	$(408)
Other comprehensive income:
Change in foreign currency translation	(1,093)	(295)

Comprehensive loss	(3,958)	(703)
Comprehensive (income) loss attributable to the noncontrolling interest	(39)	44

Comprehensive loss attributable to RAE Systems Inc.	$(3,997)	$(659)

Note 6. Commitments and Contingencies
     Legal Proceedings
     On January 2, 2011, Kuldip Shodhan, Polygon USA, and Polygon Agency Pvt. Ltd. (collectively, “Polygon”) commenced an arbitration action before the International Centre for Dispute Resolution division of the American Arbitration Association against the Company, ICDR Case No. 50 117 T 005 11, alleging causes of action for breach of a Sales Representative Agreement between Polygon and RAE-KLH (Beijing) Co., Limited, a subsidiary of the Company, and seeking damages incurred by Polygon resulting from the alleged breach. The dispute was submitted to mediation prior to commencement of formal arbitration proceedings, and Polygon and representatives of the Company agreed to a settlement pursuant to which the Company would pay to Polygon the sum of $260,000 in return for a complete release of all claims. This proposed settlement remains subject to the approval of the Company’s management as well as Vector Capital (see Note 1 of Notes to Condensed Consolidated Financial Statements). The Company has accrued the settlement amount of $260,000 in its financial statements as of March 31, 2011.
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
The Delaware Chancery Court Actions:
     In addition to the California state court actions, four putative class action suits with similar allegations have been filed in Delaware Chancery Court: Nelson v. RAE Systems Inc., et al., C.A. No. 5848-VCS; Venton v. RAE Systems Inc., et al., C.A. No. 5854-VCS; Quintanilla v. RAE Systems Inc., et al., C.A. No. 5872; Villeneuve v. RAE Systems Inc., et al., C.A. No. 5877. The Delaware actions have been consolidated under the caption In re RAE Systems, Inc. Shareholder Litigation, Consolidated C.A. No. 5848-VCS, and plaintiffs filed a Verified Consolidated Amended Class Action Complaint on or about October 28, 2010. In this pleading, plaintiffs continued to assert the claims set forth above, and in addition they alleged that the Company’s Preliminary Proxy Statement, filed with the SEC on October 21, 2010, contained materially false statements or failed to disclose material facts regarding, among other things, the Special Committee, the holders of the Rollover Shares, the process and events leading up to the proposed acquisition, the FCPA investigation, communications with Battery Ventures and other potential bidders, and the work performed by UBS and data underlying its analyses. Plaintiffs requested various forms of injunctive relief, as well as money damages allegedly suffered or to be suffered by the putative class. On December 17, 2010, two of the plaintiffs from the stayed California action (Mann and Angles) also filed a complaint in Delaware Chancery Court making essentially the same allegations as in their amended California complaint described above. Plaintiffs Mann and Angles subsequently voluntarily dismissed their Delaware complaint.
     On February 24, 2011, the remaining Delaware plaintiffs filed a motion requesting leave to file a Supplemental and Amended Verified Class Action Complaint. The Delaware Chancery Court granted plaintiffs’ leave to amend their complaint on March 2, 2011. The Supplemental Amended Verified Class Action Complaint asserts claims against the Company, members of its Board of Directors, and entities affiliated with Vector Capital, and alleges in summary that, in connection with the proposed acquisition of the Company by an affiliate of Vector Capital, the individual defendants breached their fiduciary duties by conducting an unfair sale process and agreeing to an unfair price, are purportedly receiving improper personal benefits, and were aided and abetted by the other defendants. The complaint also alleges that the Company’s Preliminary Proxy Statement, filed with the SEC on February 22, 2011, contains materially false statements or fails to disclose material facts regarding, among other things, the Special Committee, the holders of the Rollover Shares, the process and events leading up to the proposed acquisition, the work performed by UBS and data underlying its analyses, and communications with Battery Ventures, Vector Capital, and other potential bidders. Plaintiffs request various forms of injunctive relief, as well as money damages allegedly suffered or to be suffered by the putative class. On March 7, 2011, the Delaware plaintiffs filed a motion seeking to preliminarily enjoin the proposed acquisition of the Company by an affiliate of Vector Capital. On April 4, 2011, the Delaware Chancery Court held a conference regarding the Delaware plaintiffs’ motion for preliminary injunction. Following that conference, the Company postponed the shareholder vote on the proposed acquisition.
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
Leases
     The Company and its subsidiaries lease certain manufacturing, warehousing and other facilities under operating leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Total rent expense for the three months ended March 31, 2011 and 2010, was $345,000 and $340,000, respectively. Future minimum annual payments under non-cancellable leases were as follows as of March 31, 2011 (in thousands):

Years Ended December 31,	Operating
Remainder of 2011	$1,259
2012	1,507
2013	1,419
2014	1,309
2015	1,140
Thereafter	2,350

Total minimum payments	$8,984

     In December 2008, the Company invested approximately $1.2 million for land use rights in Shanghai, China to construct a new manufacturing, engineering and administrative facility. Construction began during the first quarter of 2010. The estimated cost to complete this project is approximately $1.8 million with the work scheduled to be completed during the first half of 2011. Upon completion of construction, the Company intends to vacate its existing leased facility in Shanghai. Based on discussions with Shanghai government officials, the landlord of the existing Company facility, the Company believes it will be able to terminate the lease without penalty. However, no assurance can be given at this time that the Company will not be subject to a lease termination penalty.
     During the three months ended March 31, 2011 and 2010, zero and $51,000, respectively, of interest expense was capitalized for construction of the Company’s new facility in Shanghai.

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
Note 7. Warranty Reserves
     The Company sells the majority of its products with a 12 to 24 month repair or replacement warranty from the date of shipment. The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized under Accrued liabilities on the Condensed Consolidated Balance Sheets. The following is a summary of the changes in these liabilities during the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Warranty reserve at beginning of period	$976	$695
Provision for warranty	165	215
Utilization of reserve	(278)	(229)
Foreign currency translation effects	9	(5)

Warranty reserve at end of period	$872	$676

Note 8. Bank Debt
     In the United States, the Company had a $10.0 million revolving credit agreement as of December 31, 2010. On March 28, 2011, the credit facility maturity date was extended to the earlier of June 15, 2011 or consummation of a merger with Vector Capital. (Refer to “Note 1. Summary of Significant Accounting Policies” for details of the Merger Agreement). Available credit is based on a percentage of specific qualifying assets and the total facility is collateralized by a blanket security interest in the Company’s assets in the United States. The Company is required to comply with certain reporting and financial requirements in addition to the ongoing requirement to submit quarterly financial statements. Interest accrues at the floating prime bank lending rate plus 100 basis points subject to a minimum total rate of 5%. In addition, the Company pays 30 basis points annually of the average unused portion of the facility. Through December 31, 2010, the Company was required to maintain a compensating balance of at least $2.0 million at all times. The compensating balance was included in Restricted cash on the Condensed Consolidated Balance Sheets. The compensating balance requirement was released in January 2011. As of March 31, 2011 and December 31, 2010, $1.8 million was outstanding against the revolving credit agreement and interest was accruing at 5% per annum. The carrying amount reported in the Condensed Consolidated Balance Sheets approximates fair value due to the short-term maturity of the credit facility.
     Financial covenants under the revolving credit agreement require the Company to maintain specified minimum quarterly earnings before interest, depreciation, amortization, income tax and non-cash stock compensation expenses. As a result of the impairment expense incurred to discontinue operations in Fushun, China, the Company was in default of the trailing two-quarter minimum earnings requirement for the period ended December 31, 2010. However, the lender issued a waiver for the non compliance. The Company was in compliance with the loan covenants as of March 31, 2011.

     On March 28, 2011, the Company amended the credit facility to allow borrowings of up to $2 million on a non-formula basis. Interest on non-formula advances accrues at the floating prime bank lending rate plus 400 basis points subject to a minimum total rate of 8%. No non-formula loan balances were outstanding as of March 31, 2011.
Note 9. Related Party Transactions
     The Company accounts for its 40% ownership in Renex Technologies Ltd. (“Renex”), a Hong Kong company following the equity method. The Company’s total investment in Renex at March 31, 2011 and December 31, 2010 was $119,000 and $166,000, respectively. The Company recorded losses of $46,000 and $51,000 on its equity interest in Renex for the three months ended March 31, 2011 and 2010, respectively.
     In conjunction with the Company’s investment in RAE Beijing, unsecured notes payable were established for the previous RAE Beijing shareholders as part of the purchase price agreement in July 2006. Although these notes bear a stated interest rate of 3% per annum, the notes were discounted using a market interest rate of 6.48%. As of March 31, 2011 and December 31, 2010, $286,000 and $278,000, respectively, was included in current notes payable to related parties in the Company’s Condensed Consolidated Balance Sheets. The final scheduled payment of principal and accrued interest under the notes at maturity in July 2011.
     In addition to its 40% ownership in Renex, the Company has investments in three distributors of RAE Systems products, RAE Australia, RAE Benelux and RAE Spain. The Company owns 19%, 10% and 19% of RAE Australia, RAE Benelux and RAE Spain, respectively. These investments are accounted for under the cost method.
     Transactions and balances with the Company’s related parties were as follows (in thousands):

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Sales:
Renex	$57	$95
RAE Australia	224	335
RAE Benelux	1,822	517
RAE Spain	182	80

	$2,285	$1,027

Purchases:
Renex	$74	$74

	March 31,	December 31,
	2011	2010
Accounts receivable:
Renex	$187	$200
RAE Australia	180	131
RAE Benelux	664	268
RAE Spain	143	123

	$1,174	$722

Accounts payable:
Renex	$13	$25
     The Company’s Director of Information Systems, Lien Chen, is the wife of our Chief Executive Officer, Robert Chen. Ms. Chen was paid a salary of $29,000 and $31,000 for the three months ended March 31, 2011 and 2010, respectively. Ms. Chen also receives standard employee benefits offered to all other full-time U.S. employees. Ms. Chen does not report to Robert Chen and compensation decisions regarding Ms. Chen are performed in the same manner as other U.S. employees, with Robert Chen the final approval signatory on compensation recommendations.
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
     Level 3: Unobservable inputs that are not corroborated by market data.
Note 11. Shareholders’ Equity
     The following table is a summary of the changes in equity:

	Three Months Ended March 31,			Three Months Ended March 31,
	2011			2010
	RAE Systems			RAE Systems
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
(in thousands)	Equity	Interest	Equity	Equity	Interest	Equity
Equity, Beginning of Period	$38,575	$1,109	$39,684	$39,029	$4,526	$43,555
Net loss	(2,904)	39	(2,865)	(364)	(44)	(408)
Translation adjustments	(1,093)	—	(1,093)	(295)	—	(295)

Comprehensive loss	(3,997)	39	(3,958)	(659)	(44)	(703)
Impact to noncontrolling interest on deconsolidation of discontinued operations	480	(480)	—	—	—	—
Stock-based compensation expense	197	—	197	354	—	354

Equity, End of Period	$35,255	$668	$35,923	$38,724	$4,482	$43,206

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
     In 2010, we enhanced the wireless sensor capability of our MeshGuard platform, with the addition of fixed system and wireless controllers, two additional toxic gas sensors and other accessories. RAE Systems products were key in providing public venue security at the National Football League Super Bowl, the National Basketball Association All Star Game as well as the Vancouver Winter Olympics. Our Americas operations focused on government contracts, first responders, and industrial safety applications, particularly in the energy sector. Our China operation continues to sell to state run steel mills, energy markets, including downstream oil processing, petrochemicals and electric utilities. Our Europe, Middle East, and Asia Pacific region generate sales primarily from the Middle East and Asia Pacific oil producers. All of our sales regions are driving adoption of our wireless sensor solutions for applications in both safety and security. Our global markets continue to be impacted by the effects of the 2009 global recession. In each of our markets we will continue to explore and develop strategic value added partnerships, to leverage our product and market expertise. In the first quarter of 2011, RAE Systems products again provided public venue security at the National Football League Super Bowl.
     We are deemphasizing the lower gross margin Fire and Security integrated project installation business in China and have refocused our attention in China on the markets and the products sold and produced by the Company on a global basis, and the fixed sensor systems sold by the Company’s operations in Beijing, China.
     In December 2010, we settled all outstanding issues with regard to the ongoing investigation of violation of the FCPA. We signed separate agreements with the DOJ and the SEC. Pursuant to these agreements; we paid a $1.7 million criminal penalty to the DOJ and $1.3 million in restitution and interest to the SEC. We also agreed to advise the DOJ and the SEC periodically until December 2013 on our ongoing efforts to ensure continued compliance with the FCPA.
     In the course of telephonic discussions between April 15 and 19, 2011, outside counsel for the Company was asked by the SEC whether RAE China had adopted a sales program whereby customers are awarded points based on the level of their purchases of RAE products, which points they may later redeem for gifts such as iPads or cameras, and if such a program was adopted, whether it complies with the FCPA. We have conducted a review in response to the SEC’s inquiry and have concluded that RAE China has not adopted any such program. We intend to provide our conclusions to the SEC and the DOJ.
     During the quarter ended March 31, 2011, we enhanced our wireless product offering with the release of ToxiRAE Pro wireless single-gas monitors. The ToxiRAE Pro family extends the wireless capabilities of our products to the personnel operating in the hazardous area. We also released DoseRAE 2, an alarming personal radiation detector that provides real-time monitoring of personal dose and dose rate. The DoseRAE2 was designed for workers at nuclear power plants, research facilities, hospitals and industrial locations, such as oil exploration and imaging technology.
Definitive Acquisition Agreement with Battery Ventures
     On September 19, 2010, the Company signed a definitive agreement to be acquired by an affiliate of Battery Ventures (the “Battery Merger Agreement”) for $1.60 in cash per share (other than certain shares held by our founders, Robert Chen, Peter Hsi and affiliated entities). Subsequently, on January 12, 2011, the Company received an offer from an affiliate of Vector Capital to acquire the outstanding shares of our common stock for $1.75 per share in cash (other than certain shares held by Robert Chen, Peter Hsi and affiliated entities). The Company terminated the Battery Merger Agreement on January 18, 2011, paid a termination fee of $3.39 million to Battery Ventures in accordance with the terms of the Battery Merger Agreement, and signed a Merger Agreement with the affiliate of Vector Capital (the “Vector Merger Agreement”) on the terms described above. On April 2, 2011, we received an offer from an affiliate of Battery Ventures to acquire all of our outstanding capital stock for $1.90 per share in cash, and on April 3, 2011, we entered into an amendment to the Vector Merger Agreement increasing the per share cash price to be paid for the outstanding shares of our common stock (other than certain shares held by Robert Chen, Peter Hsi and affiliated entities) to $1.88. This transaction is subject to customary closing conditions, including the approval of RAE Systems’ shareholders.
     In connection with the acquisition agreements, eleven lawsuits have been filed against the Company and members of its Board of Directors. These suits were filed in State Courts in California and Delaware and in the Federal District Court in California. In summary, the suits allege violations of federal securities laws and that the individual defendants breached their fiduciary duties by conducting an unfair sales process and agreeing to an unfair price, are receiving improper personal benefits, and were aided and abetted by the other defendants. The Company believes the claims in these lawsuits are without merit and intends to vigorously defend against them. However, there can be no assurances as to the outcome of the litigation. See “Note 6. Commitments and Contingencies” for more detail.
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
     Effective January 1, 2011, when a sales arrangement contains multiple elements, we allocate revenue to all deliverables based on their relative selling prices. Under this approach, the selling price of a deliverable is determined by using a selling price hierarchy which requires the use of Vendor Specific Objective Evidence (“VSOE”) of fair value if available, third party evidence (“TPE”) if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available. Our sales arrangements typically contain multiple elements when products and services are sold together. The adoption of this accounting standard did not impact our condensed consolidated financial statements.

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
Inventories
     Inventories are stated at the lower of standard cost, which approximates actual cost computed on a first-in, first-out basis, or market and include material, labor and manufacturing overhead costs. We are exposed to a number of economic and market factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage, or saleable only for amounts that are less than their carrying amounts. These factors include, but are not limited to, technological changes in the market, competitive pressures in products and prices, and the availability of key components from our suppliers. We write-down inventory when conditions exist that suggest our inventory may be in excess of anticipated demand, based upon assumptions about future demand for our products and market conditions, or the inventory is obsolete. When recorded, write-downs are intended to reduce the carrying value of the inventory to its net realizable value. If actual demand for specified products deteriorates, or market conditions are less favorable than those projected, additional write-downs may be required.
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
     Our effective tax rates differs from statutory rates primarily due to foreign earnings taxed at lower rates, losses not benefited, non-deductible share-based compensation expenses, nondeductible transaction costs, and provision changes for uncertain tax positions. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our provision for income taxes.
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
Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this guidance did not impact our consolidated financial statements.
     In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for entities with a reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for the reporting period beginning January 1, 2011. The adoption of these changes had no material impact on our consolidated financial statements.
     In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (amendments to FASB ASC Topic 805, Business Combinations). The guidance in ASU 2010-29 provides amendments to clarify the acquisition date which should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (amendments to FASB ASC Topic 350, Intangibles — Goodwill and Other). The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Results of Operations
Net Sales

	Three Months Ended
	March 31,			Percentage
(in thousands)	2011	2010	Change	Change
Net sales	$22,447	$16,855	$5,592	33%
     Net sales for the quarter ended March 31, 2011, increased by $5.6 million or 33% compared with the quarter ended March 31, 2010. Sales increased $2.7 million or 33% in Americas and $2.2 million or 60% in Europe and the Middle East and $0.7 million or 14% in Asia. The increase in the Americas was primarily due to increased U.S. military revenue of $0.9 million, increased Canadian oil and gas revenue of $0.8 million and increased U.S. oil and gas and environmental safety revenue of $0.6 million. The increase in Europe and the Middle East of $2.2 million was primarily due to increased revenue for oil and gas and industrial safety of $1.3 million, and environmental safety and hazmat revenue of $0.9 million. The increase in Asia of approximately $0.7 million was primarily the result of increased sales in the industrial safety and hazmat markets.
Cost of Sales & Gross Margin

	Three Months Ended
	March 31,			Percentage
(in thousands)	2011	2010	Change	Change
Cost of sales	$8,772	$7,359	$1,413	19%
Gross profit	$13,675	$9,496	$4,179	44%
Gross margin	61%	56%
     Cost of sales for the quarter ended March 31, 2011, increased by $1.4 million or 19% compared with the quarter ended March 31, 2010. Approximately $2.4 million of the increase in cost of sales was due to increased sales volume, which was partially offset by efficiencies gained by moving China fixed system production to our global manufacturing center in Shanghai and improved overhead absorption due to higher production volume in Shanghai. The improved gross margin of 61% for the quarter ended March 31, 2011, was primarily the result of the year-over-year increase in sales of the higher margin products in the Americas and Europe.
Sales and Marketing Expense

	Three Months Ended
	March 31,			Percentage
(in thousands)	2011	2010	Change	Change
Sales and marketing	$5,089	$4,173	$916	22%
Percentage of net sales	23%	25%
     Sales and marketing expenses increased by $0.9 million or 22% for the quarter ended March 31, 2011, compared with the quarter ended March 31, 2010. The increase was primarily due to management bonuses and higher sales commissions of approximately $0.5 million, and additional spending on our web services, key trade shows and demo equipment of approximately $0.3 million.
Research and Development Expense

	Three Months Ended
	March 31,			Percentage
(in thousands)	2011	2010	Change	Change
Research and development	$1,761	$1,579	$182	12%
Percentage of net sales	8%	9%

     Research and development expenses increased by approximately $0.2 million or 12% for the quarter ended March 31, 2011, compared with the quarter ended March 31, 2010. The increase was primarily due to increased headcount, increased salaries at the RAE Engineering Center in Shanghai, China and project expenses to support new product development programs.
General and Administrative Expense

	Three Months Ended
	March 31,			Percentage
(in thousands)	2011	2010	Change	Change
General and administrative	$8,961	$3,826	$5,135	134%
Percentage of net sales	40%	23%
     General and administrative expenses increased by $5.0 million or 131% for the quarter ended March 31, 2011, compared with the quarter ended March 31, 2010. The increase was primarily due to increased legal expense of $1.7 million related to the Company’s “going private” transaction and payment of a termination fee of $3.4 million to Battery Ventures, in accordance with the terms of the Battery Merger Agreement.
Other Income (Expense)

	Three Months Ended
	March 31,			Percentage
(in thousands)	2011	2010	Change	Change
Interest income	$4	$23	$(19)	-83%
Interest expense	(26)	(21)	(5)	-24%
Other, net	(76)	46	(122)	265%
Equity in loss of unconsolidated affiliate	(46)	(51)	5	-10%

Total other income (expense)	$(144)	$(3)	$(141)	-4700%

     For the quarter ended March 31, 2011, total other expense increased by approximately $141,000 compared with the quarter ended March 31, 2010. The change was primarily the result of foreign exchange losses in Asia and Europe.
Income Tax Benefit (Expense)

	Three Months Ended
	March 31,			Percentage
(in thousands)	2011	2010	Change	Change
Income tax expense	$(585)	$(129)	$(456)	353%
Effective tax rate	-26%	-152%
     Income tax expense for the three months ended March 31, 2011, was $585,000 compared to $129,000 for the three months ended March 31, 2010. At December 31, 2010 and March 31, 2011, respectively, we concluded it was appropriate to have a full valuation allowance for our net deferred tax assets in some jurisdictions. The interim income tax expense was calculated based on the estimated annual effective tax rate for the Company. The tax rate for the first quarter of fiscal year 2011 differed from the U.S. statutory rate primarily due to foreign earnings taxed at lower rates, losses not benefited, nondeductible stock compensation expense, nondeductible costs related to the acquisition transaction, and additional provisions for uncertain tax positions applicable to fiscal year 2011. Included in tax expense for the three months ended March 31, 2011, were discrete tax expense items of $26,000 related to the accrual of interest on various uncertain tax benefits, U.S. federal, state and local taxes of $39,000, and prior year’s true-ups of $125,000.

Net (Income) Loss Attributable to the Noncontrolling Interest

	Three Months Ended
	March 31,			Percentage
(in thousands)	2011	2010	Change	Change
Net (income) loss attributable to the noncontrolling interest	$(39)	$12	$(51)	-425%
     For the quarter ended March 31, 2011, the noncontrolling interest in continuing operations of consolidated subsidiaries increased approximately $51,000 compared with the quarter ended March 31, 2010. The increase was primarily due to the income generated at RAE Beijing compared to a loss in the quarter ended March 31, 2010 and higher income generated at RAE France compared with the quarter ended March 31, 2010. The noncontrolling ownership was 4% of RAE Beijing and 51% of RAE France.
Loss From Discontinued Operations

	Three Months Ended
	March 31,			Percentage
(in thousands)	2011	2010	Change	Change
Loss from discontinued operations before income taxes	$—	$(194)	$194	-100%
Income tax benefit	—	—	—	0%

Loss from discontinued operations, net of tax	—	(194)	194	-100%
Net loss attributable to the noncontrolling interest, discontinued operations	—	32	(32)	0%

Loss from discontinued operations attributable to RAE Systems Inc.	$—	$(162)	$162	-100%

     On December 22, 2010, the Board of Directors approved management’s plan to pursue the sale of the Company’s 70% interest in RAE Coal Mine Safety Instruments (Fushun) Co., Ltd. (“RAE Fushun”), a Sino-Foreign joint venture in China. RAE Fushun had not met the Company’s revenue and earnings expectations, and the joint venture was not well positioned to capitalize on the Company’s future strategies. On January 12, 2011, we signed a definitive agreement to sell our 70% interest to the Shenyang Research Institute of China Coal Research Institute (“Shenyang Institute”), a state-owned enterprise, for zero proceeds.
     The purchase agreement between RAE Systems and Shenyang Institute is subject to customary closing conditions in China, which includes obtaining certain government approvals. The Company and Shenyang Institute anticipate receiving all of the necessary approvals and effecting the final transfer of shares within six months from signing the definitive agreement. In addition to assuming the entity’s liabilities, the purchase agreement required Shenyang Institute to begin funding the operations of the surviving company as of signature date. Therefore, we provided Shenyang Institute with complete operating control of RAE Fushun on January 12, 2011, and we subsequently have not been involved in the day-to-day management or operating activities of RAE Fushun. The Company still retains its 70% ownership in the entity until such time as regulatory approvals are obtained; however, we have not provided nor do we anticipate providing any financial support or management support to the entity during the closing process. We believe our activities from January 1 to January 12, 2011 are not material and no additional gain or loss on discontinued operations was incurred or recorded. In addition, since January 12, 2011, we have had no representation on the entity’s Board of Directors.
     Prior to January 12, 2011, we consolidated RAE Fushun in our financial statements based on our controlling financial interest. However, we believe that execution of the definitive agreement on January 12, 2011 constituted a reconsideration event under ASC Topic 810, “Consolidation”, requiring us to assess whether RAE Fushun meets the definition of a Variable Interest Entity (“VIE”) and whether RAE Systems is the primary beneficiary of RAE Fushun. Effective upon signing the agreement, Shenyang Institute superseded the Company as RAE Fushun’s controlling manager. Subsequently, Shenyang Institute has had the sole ability to establish RAE Fushun’s business strategies and to manage the entity’s day-to-day operations. Shenyang Institute also assumed the obligation to absorb RAE Fushun’s gains and losses, if any, by virtue of its contractual obligation to fund the entity’s ongoing operations. In the event that the necessary government approvals required in China are not obtained, the capital contributions made by Shenyang Institute would not be refundable. At the same time, upon receipt of final government approvals, Shenyang Institute will be entitled to the benefits of RAE Fushun’s operations from the date of the purchase agreement. As the equity holders of RAE Fushun are protected from ongoing variability in the operations of the entity, RAE Fushun is deemed to be a VIE with Shenyang Institute being the primary beneficiary as of January 12, 2011. Consequently, we deconsolidated RAE Fushun from our financial statements as of the same date and no gain or loss was recorded upon deconsolidation.
Liquidity and Capital Resources
     To date, we have financed our operations primarily through operating revenues, proceeds from the issuance of equity securities and short-term bank borrowings. In 2007, we also sold and leased back our corporate headquarters in San Jose, California. As of March 31, 2011, we had $13.4 million in cash and cash equivalents compared with $16.3 million on December 31, 2010.
     At March 31, 2011, we had $29.1 million in working capital (current assets less current liabilities) and a current ratio (ratio of current assets to current liabilities) of 2.4 to 1.0 compared to $31.1 million of working capital and a current ratio of 2.2 to 1.0 at December 31, 2010.
     In the United States, we have a $10.0 million revolving credit agreement. On March 28, 2011, the credit facility maturity date was extended to the earlier of June 15, 2011 or consummation of a merger with Vector Capital. (Refer to “Note 1. Summary of Significant Accounting Policies” for details of the Merger Agreement). Available credit is based on a percentage of specific qualifying assets and the total facility is collateralized by a blanket security interest over our assets in the United States. We are required to comply with certain reporting and financial requirements in addition to the ongoing requirement to submit quarterly financial statements. Interest accrues at the floating prime bank lending rate plus 100 basis points subject to a minimum total rate of 5%. In addition, we pay 30 basis points annually of the average unused portion of the facility. Through December 31, 2010, we were required to maintain a compensating balance of at least $2 million at all times. The compensating balance was included in Restricted cash on the Condensed Consolidated Balance Sheets. The compensating balance requirement was released in January 2011. As of March 31, 2011 and December 31, 2010, $1.8 million was outstanding against the revolving credit agreement in the United States and interest was accruing at 5% per annum.
     Financial covenants under the revolving credit agreement require us to maintain specified minimum quarterly earnings before interest, depreciation, amortization, income tax and non-cash stock compensation expenses As a result of the impairment expense incurred to discontinue operations in Fushun, China, we were in default of the trailing two-quarter minimum earnings requirement for the period ended December 31, 2010. However, the lender issued a waiver for the non compliance. We were in compliance with the loan covenants as of March 31, 2011.
     On March 28, 2011, we amended the credit facility to allow borrowings of up to $2 million on a non-formula basis. Interest on non-formula advances accrues at the floating prime bank lending rate plus 400 basis points subject to a minimum total rate of 8%. No non-formula loan balances were outstanding as of March 31, 2011.
     In China as of March 31, 2011 and December 31, 2010, we did not have credit facilities in place. At this time, we believe the cash balances in China are sufficient to fund operation and capital requirements; however, we may seek a new financing facility in the future.
     Our Condensed Consolidated Statements of Cash Flows may be summarized as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Net cash provided by (used in):
Operating activities	$(3,645)	$69
Investing activities	621	(133)
Financing activities	(2)	(4)
Effect of exchange rate changes on cash and cash equivalents	76	(109)

Net (decrease) increase in cash and cash equivalents	$(2,950)	$(177)

Operating Activities
     For the three months ended March 31, 2011, net cash used in operating activities of $3.6 million was attributable to the following factors:
•	Our net loss of $2.9 million (including the portion attributable to the noncontrolling interest) was partially offset by non-cash charges of $0.5 million. Our principal non-cash expenses were $0.4 million depreciation and amortization and $0.2 million stock-based compensation. These non-cash expenses were partially offset by a $0.1 million deferred gain on the disposal of property and equipment.

•	The net change in operating assets and liabilities which consumed cash of $1.2 million. Cash was applied to increase inventories and accounts receivable by $1.5 million and $0.3 million, respectively and to reduce accrued expenses by $2.5 million. Cash was contributed by increases in accounts payable and income taxes payable of $1.8 million and $0.3 million, respectively, and reductions in prepaid expenses and other current assets totaling $1.0 million.
For the three months ended March 31, 2010, net cash provided by operating activities of $0.1 million, with $0.8 million from continuing operations and ($0.7) million from discontinued operations, was attributable to the following factors:
•	Cash flow decreased due to the net loss from continuing operations of $0.2 million (including the portion attributable to the noncontrolling interest). However, because the net loss includes non-cash charges totaling $0.7 million, the net increase to cash was $0.5 million. Our principal non-cash expenses were as follows: $0.4 million depreciation and amortization and $0.4 million stock-based compensation. These non-cash expenses were partially offset by $0.1 million in deferred gains on the disposal of property and equipment.

•	The net change in operating assets and liabilities generated cash of $0.3 million. Cash was primarily provided by decreases in accounts receivable, prepaid and other assets, notes receivable, other assets and accounts receivable from affiliate of $1.4 million, $0.3 million, $0.1 million, $0.1 million and $0.1 million respectively. Cash was applied to reduce accounts payable and accrued expenses by $0.7 million and $0.5 million, respectively. Cash was further used to increase inventories and deferred revenue by $0.3 million and 0.2 million respectively.

Investing Activities
     Net cash provided by investing activities during the three months ended March 31, 2011, was $0.6 million compared with $0.2 million used for the three months ended March 31, 2010. Cash used during the first three months of 2011 of $1.4 million consisted of ongoing construction costs for our new facility in Shanghai. These construction costs were offset by the release of restricted cash related to our revolving bank line of credit in the United States. Cash used during the first three months of 2010 primarily consisted of equipment purchases to support our manufacturing operations.
     In December 2008, we purchased the land use rights for 50 years to 5 acres of land in Shanghai to construct a new manufacturing, engineering and administrative facility, which is intended to replace our existing, leased Shanghai facility. Construction began during the first quarter of 2010. The estimated cost to complete this project is approximately $1.7 million with the work scheduled to be completed in the first half of 2011. Upon completion of construction, we intend to vacate our existing leased facility in Shanghai. Based on discussions with Shanghai government officials, the landlord of the existing Company facility, we believe we will be able to terminate the lease without penalty. However, no assurance can be given at this time that we will not be subject to lease a termination penalty.
Financing activities
     The final scheduled principal payment of approximately $0.3 million on the notes payable to related parties for the acquisition of RAE Beijing is due in July 2011.
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
Interest Rate Risk
     As of March 31, 2011, we had cash and cash equivalents of $13.4 million. The Company had no other significant interest bearing assets. Over time, changes to interest rates may reduce or increase our interest income, but the impact on our net income (loss) or the fair value of our interest bearing assets is not expected to be significant.
     Our borrowings in China have generally been at fixed interest rates or at rates fixed for 12 months, and no adjustable rate debt was outstanding there as of March 31, 2011. The outstanding balance under our line of credit in the United States bears interest at the floating prime bank lending rate plus 100 basis points subject to a minimum total rate of 5%. As the prime rate on March 31, 2011, was 3.25%, our cost of funds in the United States will not increase until the prime rate rises by more than 75 basis points. On an outstanding balance of $1.8 million, the loan balance in the United States on March 31, 2011, annual interest expense would increase by $1,800 for each basis point thereafter.
Foreign Currency Exchange Rate Risk
     For the three months ended March 31, 2011, a substantial portion of our Asia revenue (25%) was denominated in RMB. Revenue denominated in U.S. dollars is generated primarily from operations in the Americas (49%), and revenue from our European operations (26%) is primarily denominated in Euros. We manufacture a majority of our products at our manufacturing facility in Shanghai, China.
     Our strategy has been and will continue to be to increase our overseas manufacturing and research and development activities to capitalize on lower cost capacity and efficiencies in supply-chain management. Additionally, in 2004 and 2006, we made a strategic investment with the acquisition of 96% interest in RAE Beijing, a Beijing-based manufacturer and distributor of environmental safety and security equipment. There has been continued speculation in the financial press that China’s currency, the RMB, will be subject to a further market adjustment relative to the U.S. dollar and other currencies. If, for example, there was a hypothetical 10% change in the RMB relative to the U.S. dollar, the effect on our net income would have been approximately $0.2 million for the three months ended March 31, 2011. From January 1 through March 31, 2011, the RMB appreciated RMB 0.06 or 0.9% measured against the U.S. dollar.
     If the currencies in all other countries in Europe and Asia where we have operations were to change in unison with the RMB by a hypothetical 10% relative to the U.S. dollar, the effect on our net income would have been approximately $(0.3) million for the three months ended March 31, 2011. The difference of $0.5 million is attributable to the impact of foreign currencies outside of China, principally the Euro. From January 1 through March 31, 2011, the Euro appreciated $0.08 or 6.4% measured against the U.S. dollar.
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

Item 4. Controls and Procedures
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011 as a result of the material weakness related to the Fushun operations discussed below.
Impact of 2011 Changes to Management and Operational Involvement in RAE Fushun
     As of January 12, 2011, management entered into a definitive agreement to sell our 70 percent ownership of RAE Fushun to the Shenyang Research Institute of China Coal Research Institute. At that time, RAE Systems and RAE Fushun management allowed Shenyang Research Institute to begin managing and operating the entity without the involvement of RAE Systems or RAE Fushun management. As a result, from January 12, 2011, RAE Systems has had no day-to-day management or operating involvement in RAE Fushun and therefore no control oversight over the entity’s financial information. Accordingly, management believes that a material weakness in internal control over financial reporting related to this matter existed as of March 31, 2011.
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting except for the material weakness discussed above.

PART II. Other Information
Item 1. Legal Proceedings
Legal Proceedings
     On January 2, 2011, Kuldip Shodhan, Polygon USA, and Polygon Agency Pvt. Ltd. (collectively, “Polygon”) commenced an arbitration action before the International Centre for Dispute Resolution division of the American Arbitration Association against the Company, ICDR Case No. 50 117 T 005 11, alleging causes of action for breach of a Sales Representative Agreement between Polygon and RAE-KLH (Beijing) Co., Limited, a subsidiary of the Company, and seeking damages incurred by Polygon resulting from the alleged breach. The dispute was submitted to mediation prior to commencement of formal arbitration proceedings, and Polygon and representatives of the Company agreed to a settlement pursuant to which the Company would pay to Polygon the sum of $260,000 in return for a complete release of all claims. This proposed settlement remains subject to the approval of the Company’s management as well as Vector Capital (see Note 1 of Notes to Condensed Consolidated Financial Statements). The Company has accrued the settlement amount of $260,000 in its financial statements as of March 31, 2011.
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
The Delaware Chancery Court Actions:
     In addition to the California state court actions, four putative class action suits with similar allegations have been filed in Delaware Chancery Court: Nelson v. RAE Systems Inc., et al., C.A. No. 5848-VCS; Venton v. RAE Systems Inc., et al., C.A. No. 5854-VCS; Quintanilla v. RAE Systems Inc., et al. , C.A. No. 5872; Villeneuve v. RAE Systems Inc., et al. , C.A. No. 5877. The Delaware actions have been consolidated under the caption In re RAE Systems, Inc. Shareholder Litigation, Consolidated C.A. No. 5848-VCS, and plaintiffs filed a Verified Consolidated Amended Class Action Complaint on or about October 28, 2010. In this pleading, plaintiffs continued to assert the claims set forth above, and in addition they alleged that the Company’s Preliminary Proxy Statement, filed with the SEC on October 21, 2010, contained materially false statements or failed to disclose material facts regarding, among other things, the Special Committee, the holders of the Rollover Shares, the process and events leading up to the proposed acquisition, the FCPA investigation, communications with Battery Ventures and other potential bidders, and the work performed by UBS and data underlying its analyses. Plaintiffs requested various forms of injunctive relief, as well as money damages allegedly suffered or to be suffered by the putative class. On December 17, 2010, two of the plaintiffs from the stayed California action (Mann and Angles) also filed a complaint in Delaware Chancery Court making essentially the same allegations as in their amended California complaint described above.

Plaintiffs Mann and Angles subsequently voluntarily dismissed their Delaware complaint.
     On February 24, 2011, the remaining Delaware plaintiffs filed a motion requesting leave to file a Supplemental and Amended Verified Class Action Complaint. The Delaware Chancery Court granted plaintiffs’ leave to amend their complaint on March 2, 2011. The Supplemental Amended Verified Class Action Complaint asserts claims against the Company, members of its Board of Directors, and entities affiliated with Vector Capital, and alleges in summary that, in connection with the proposed acquisition of the Company by an affiliate of Vector Capital, the individual defendants breached their fiduciary duties by conducting an unfair sale process and agreeing to an unfair price, are purportedly receiving improper personal benefits, and were aided and abetted by the other defendants. The complaint also alleges that the Company’s Preliminary Proxy Statement, filed with the SEC on February 22, 2011, contains materially false statements or fails to disclose material facts regarding, among other things, the Special Committee, the holders of the Rollover Shares, the process and events leading up to the proposed acquisition, the work performed by UBS and data underlying its analyses, and communications with Battery Ventures, Vector Capital, and other potential bidders. Plaintiffs request various forms of injunctive relief, as well as money damages allegedly suffered or to be suffered by the putative class. On March 7, 2011, the Delaware plaintiffs filed a motion seeking to preliminarily enjoin the proposed acquisition of the Company by an affiliate of Vector Capital. On April 4, 2011, the Delaware Chancery Court held a conference regarding the Delaware plaintiffs’ motion for preliminary injunction. Following that conference, the Company postponed the shareholder vote on the proposed acquisition.
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
Although we have settled outstanding issued related to our possible violations of the Foreign Corrupt Practices Act, we still face risks of non-compliance with the FCPA going forward.
     During fiscal year 2008, our internal audit department identified certain payments and gifts made by certain personnel in our China operations that may have violated the FCPA. Following this discovery, the Audit Committee of our Board of Directors initiated an independent investigation. We made a voluntary disclosure to the DOJ and the SEC regarding the results of our investigation. We also implemented additional policies and controls with respect to compliance with the FCPA. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with FCPA violations. We cooperated with the DOJ and the SEC in connection with their review of the matter, and recorded an accrual of $3.5 million in the third quarter of 2009 relating to the potential settlement of this matter. In December 2010, we settled all outstanding issues with regard to this matter pursuant to separate agreements with the DOJ and the SEC, under which we have paid a $1.7 million criminal penalty to the DOJ and about $1.15 million in restitution plus $0.1 million in interest to the SEC. We also agreed to advise the DOJ and the SEC periodically until December 2013 as to our ongoing efforts to ensure continued compliance with the FCPA.

     In the course of telephonic discussions between April 15 and 19, 2011, outside counsel for the Company was asked by the SEC whether RAE China had adopted a sales program whereby customers are awarded points based on the level of their purchases of RAE products, which points they may later redeem for gifts such as iPads or cameras, and if such a program was adopted, whether it complies with the FCPA. We have conducted a review in response to the SEC’s inquiry and have concluded that RAE China has not adopted any such program. We intend to provide our conclusions to the SEC and the DOJ.
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
     We reported a net loss of $2.9 million for the three months ended March 31, 2011 and we recorded net losses of $2.6 million, $5.8 million and $7.2 million for 2010, 2009 and 2008, respectively. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to sustain profitability. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely result in a negative effect on the market price of our stock. Our financial results have historically bordered at or near profitability, and if we continue to perform at this level, the financial impact may be magnified and we may experience a disproportionate impact on our trading price as a result. If we again incur losses in the future, any particular financial event could result in a relatively large change in our financial results that could be the difference between us having a profit or a loss for a particular quarter in which it occurs.

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

     Our international operations are subject to economic and other risks inherent in doing business in foreign countries, including the following:
•	difficulties with staffing and managing international operations;

•	transportation and supply chain disruptions and increased transportation expense as a result of epidemics, terrorist activity, acts of war or hostility, natural disasters, increased security and less developed infrastructure;

•	economic slowdown and/or downturn in foreign markets;

•	international currency fluctuations;

•	political and economic uncertainty caused by epidemics, terrorism or acts of war or hostility;

•	legislative and regulatory responses to terrorist activity such as increased restrictions on cross-border movement of products and technology;

•	legislative, regulatory, police, or civil responses to epidemics or other outbreaks of infectious diseases such as quarantines, factory closures, or increased restrictions on transportation or travel;

•	increased costs and complexities associated with complying with Section 404 of the Sarbanes-Oxley Act of 2002;

•	general strikes or other disruptions in working conditions;

•	labor shortages;

•	political instability;

•	changes in tariffs;

•	generally longer periods to collect receivables;

•	unexpected legislative or regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	significant unexpected duties or taxes or other adverse tax consequences;

•	difficulty in obtaining export licenses and other trade barriers; and

•	ability to obtain credit and access to capital issues faced by our international customers.
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
     In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights or disputes relating to the validity or alleged infringement of third-party rights, including patent rights, we have been and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. We may incur significant costs in acquiring the necessary third party intellectual property rights for use in our products. Third party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on less favorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements, any one of which could seriously harm our business.
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
     In the last several years, we increased our ownership of RAE Beijing to 96%, acquired Aegison Corporation and Tianjin Securay Technology Co., Ltd. and formed RAE Fushun, of which we held 70% ownership. In August 2007, we determined to discontinue the Aegison and Securay businesses. On January 12, 2011, we entered into a definitive agreement to sell our 70% ownership of RAE Fushun to the Shenyang Research Institute of China Coal Research Institute. The agreement is expected to close within 180 days of signing the definitive agreement and is subject to customary closing conditions. We may acquire or make additional investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume much of our management’s time and attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in dilutive issuances of equity securities or the incurrence of debt or contingent liabilities, any of which could harm our business.

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
     Our executive officers and directors, in the aggregate, beneficially own approximately 31% of our common stock as of March 31, 2011. These stockholders acting together have the ability to substantially influence all matters requiring approval by our stockholders. These matters include the election and removal of the directors, amendment of our certificate of incorporation, and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination and may substantially reduce the marketability of our common stock.
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
May 16, 2011

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